Form 10QSB
period 2001-09-30
DIRECT WIRELESS COMMUNICATIONS INC
filed 2001-11-14
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
              For the quarterly period ended SEPTEMBER 30, 2001
                                             ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                        Commission file number 333-62216
                                              ----------

                      DIRECT WIRELESS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


                             TEXAS                                         74-3002154
 (State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)



                 106 E. 6TH STREET, SUITE 650, AUSTIN, TX 78701
                    (Address of principal executive offices)

                                 (512)-583-4500
                           Issuer's telephone number)

                                      NONE
            (Former name, former address and former fiscal year, if
                           changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,434,431
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements                                               Page

                Balance Sheet                                                        1

                Statement of Loss and Accumulated Deficit                            2
                                                                                     -

                Statement of Changes in Stockholders' Equity                         3

                Statement of Cash Flows                                              4

                Notes to Financial Statements                                    5 - 6

Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             7

PART II         OTHER INFORMATION

Item 1.         Recent Developments in Legal Proceedings                             8

Item 2.         Changes in Securities                                                8

Item 3.         Defaults upon Senior Securities                                      8

Item 4.         Submission of Matters to a Vote of Security Holders                  8

Item 5.         Other Information                                                    9

Item 6.         Exhibits and Reports in Form 8-K                                     8

                Signatures                                                           9


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 1
(A Development Stage Company)

Balance Sheet
September 30, 2001




ASSETS:

Current Assets
     Cash                                                                $    688
                                                                         --------
          Total Current Assets                                                688


License - Direct Wireless Corporation                                      62,645
                                                                         --------
                                                                         $ 63,333
                                                                         ========



LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
   Accounts Payable - Related Party                                      $  2,371
                                                                         --------
          Total Current Liabilities                                         2,371



Stockholders' Equity
 Common Stock, No Par Value, 200,000,000 Shares Authorized, 10,434,431
      Issued and Outstanding                                               63,645
    Additional Paid-In Capital                                              9,917
    Deficit Accumulated During the Development Stage                      (12,600)
                                                                         --------

          Total Stockholders' Equity                                       60,962
                                                                         --------

                  Total Liabilities and Stockholders' Equity             $ 63,333
                                                                         ========



DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 2
(A Development Stage Company)

Statement of  Loss and Accumulated Deficit
For the Period from Inception (April 6, 2001) to September 30, 2001



                                                                                       Three Months Ended  Inception to
                                                                                            9/30/01          9/30/01
                                                                                            --------        --------

Revenue                                                                                     $      0        $      0

Expenses
    Legal Fees                                                                                   551           2,051
    License Fees                                                                                   0             320
    Administrative Fees                                                                        5,412          10,229
                                                                                            --------        --------
                                                                                               5,963          12,600

Net Loss                                                                                    $ (5,963)       $(12,600)
                                                                                            --------        --------


Deficit Accumulated During the Development Stage - Beginning of Period                        (6,637)              0
                                                                                            --------        --------

Deficit Accumulated During the Development Stage - End of Period                            $(12,600)       $(12,600)
                                                                                            ========        ========



DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 3
(A Development Stage Company)

Statement of Changes in Stockholders' Equity
For the Period from Inception (April 6, 2001) to September 30, 2001



                                                                                       Additional
                                                                   Common        Paid-In          Retained
                                                   Shares          Stock         Capital          Earnings           Total
                                                ----------      ----------      ----------       ----------       ----------

Balance - Beginning of Period                            0      $        0      $        0       $        0       $        0

Stock Issued - At Inception                          1,000           1,000               0                0            1,000

Paid-In Capital - Services Contributed                                   0           4,817                0            4,817

Net Loss                                                                 0               0           (6,637)          (6,637)
                                                ----------      ----------      ----------       ----------       ----------

Balance - June 30, 2001                              1,000      $    1,000      $    4,817       $   (6,637)      $     (820)
                                                ----------      ----------      ----------       ----------       ----------

Stock Issued - September 27, 2001               10,155,029               0               0                0                0
  As Direct Wireless Corporation
        Dividend

Stock Issued - September 27, 2001                  278,402          62,645               0                0           62,645
   For Cash

Paid-In Capital - Services Contributed                                   0           5,100                0            5,100

Net Loss                                                                 0               0           (5,963)          (5,963)
                                                ----------      ----------      ----------       ----------       ----------

Balance - September 30, 2001                    10,434,431      $   63,645      $    9,917       $  (12,600)      $   60,962
                                                ==========      ==========      ==========       ==========       ==========




DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 4
(A Development Stage Company)

Statement of Cash Flows
For the Period from Inception (April 6, 2001) to September 30, 2001




                                                                                    Three Months Ended    Inception to
                                                                                          9/30/01           9/30/01
                                                                                          --------         --------
Cash Flows From Operating Activities

          Net Income (Loss)                                                               $ (5,963)        $(12,600)
          Adjustments to Reconcile Net Loss to Net Cash
            Provided by (Used for) Operating Activities:
          Services Contributed                                                               5,100            9,917
          Increase in:
               Accounts Payable                                                                551            2,371
                                                                                          --------         --------
                   Net Cash Provided (Used) by Operating Activities                           (312)            (312)

Cash Flows From Investing Activities                                                             0                0

Cash Flows From Financing Activities
          Cash from Stock Issued                                                             1,000            1,000
                                                                                          --------         --------

          Net Increase (Decrease) in Cash                                                      688              688

Cash, at Beginning of Period                                                                     0                0
                                                                                          --------         --------

Cash, at End of Period                                                                    $    688         $    688
                                                                                          ========         ========




DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 5
(A Development Stage Company)

Notes to Financial Statements
September 30, 2001


Note A - Summary of Significant Accounting Policies
---------------------------------------------------

NATURE OF OPERATIONS

Direct Wireless Communications, Inc. (the Company) is a development stage company that was incorporated on April 6, 2001. On May 15, 2001, the Company entered into a Technology Licensing Agreement with Direct Wireless Corporation (Direct Wireless). Under this agreement, Direct Wireless was granted a license to market and/or sublicense in the United States the wireless telephone communications technology on which Direct Wireless holds the patents. The Company has not yet begun operations. Upon completion of the working prototype telephone employing the technology, the Company intends to market and sublicense the technology primarily to existing service providers who desire to extend their services to sparsely settled areas or to public utilities who have customers in such areas and desire to provide wireless services to them.

BASIS OF ACCOUNTING

The financial statements of the Company have been prepared on the accrual basis of accounting. Revenue is recognized as earned and expenses are recorded when accrued. This basis of accounting conforms to generally accepted accounting principles.

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are prepared as of September 30, 2001, which is an interim reporting period for the Company. The Company's fiscal year ends on the last day of the calendar year for financial reporting purposes. The Company's first fiscal year will be ending as of December 31, 2001.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions effect the reported amounts on assets and liabilities, disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could differ from those estimates.

Note B - Related Party Transactions
-----------------------------------

During the period ended September 30, 2001, the Company incurred legal expenses and license fees related to incorporating and organizing the startup operations of the Company. These expenses were paid for by Direct Wireless Corporation, an entity related to the Company through common ownership. Total expenses incurred for the three months ended September 30, 2001 were $551.

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 6
(A Development Stage Company)

Notes to Financial Statements
September 30, 2001


Note B - Related Party Transactions (Continued)
-----------------------------------------------

Direct Wireless Corporation also provided office space and administrative services to the Company for the period ended September 30, 2001. The estimated value for the services provided totaled $5,100 for the three months ended September 30, 2001 and are recorded as administrative services in the accompanying financial statements.

Note C - Subsequent Events
--------------------------

Subsequent to September 30, 2001, the Company issued an additional 10,877,694 shares of common stock. The additional shares consist of 1,470,000 issued for $105,000 in cash, 7,000,000 shares issued to officers and directors, 1,000,000 shares in escrow for future sale, and 1,407,694 shares issued to other parties for services provided to the Company.

Note D - License Agreement
--------------------------

On May 15, 2001, the Company entered into a license agreement with Direct Wireless Corporation (see Note A). Under the terms of the agreement, the Company has agreed to pay $10,000,000 to Direct Wireless for rights obtained within the agreement. Payment will occur as the Company receives money from the sale of sub-licenses. The Company has also agreed to pay Direct Wireless a percentage of all fees collected from licensed products.

The accompanying financial statements include $62,645 in capitalized license fees. No amortization of such fees have occurred to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.       Page 7

MANAGEMENT'S PLAN OF OPERATIONS.

At the present time, Direct Wireless Communications, Inc. has no cash requirements. It pays no compensation to its officers and directors and is being given office space at no charge by Direct Wireless Corporation. In addition, Direct Wireless Corporation will bear the costs of distributing the stock dividend to its stockholders.

To begin any operations, however, it will be necessary for Direct Wireless Communications, Inc. to raise funds in the next twelve months. The company has begun discussions with several financial institutions concerning its financing requirements. Within the next six months management intends to make a private placement of shares of common stock to accredited investors under Regulation D promulgated under the Securities Act of 1933. Management intends to raise $3,000,000 in this manner for payment to Direct Wireless Corporation for the purpose of conducting field tests of the electronic components and circuitry specified in the completed systems specification analysis.

After field tests have begun, Direct Wireless Communications, Inc. intends to make a public offering of its common stock to raise enough additional capital to permit it to pay Direct Wireless Corporation the remaining $7,000,000 of the initial license fee for the purpose of completing and testing a prototype of the system. Management expects that the field tests and the final phase of the testing can be completed within the next twelve months.

While Direct Wireless Corporation completes development of the new pre-production prototype, management of Direct Wireless Communications, Inc. will begin negotiations with prospective licensees and manufacturers in preparation for the performance testing and the manufacturing of the production systems and handsets. Management expects this process to take the next six to eight months to complete all the tasks necessary for a successful demonstration of the technology. Once this phase of the development is complete, management will concentrate its efforts for the next four months on negotiating and signing contracts with licensees for territories and for equipment purchases. Down payments on any contracts signed will represent the first income from operations for the company.

Direct Wireless Communications, Inc. does not expect that it will perform any product research and development or purchase any plant or significant equipment in the next twelve months. However, before marketing operations begin, the company expects to employ personnel with marketing experience.

MARKETING STRATEGY.

Many regions in the United States are too sparsely settled to justify the expense of central call control centers required for cellular and other wireless technology. Because the Direct Wireless Corporation technology needs no central control center it is particularly suited to operate in these remote or isolated areas. The company intends to market the technology in rural areas of the United States that have limited cellular service or no wireless services of any kind. Rural, as defined by the Office of Management and Budget in Washington, D.C., and accepted for use by the U.S. Census and other government agencies, is generally defined as non-metropolitan areas of open country where less than 2,500 persons live. According to the 1990 United States census, 23% of the population was accountable to rural, non-metropolitan areas. This figure appears to be on the rise: according to the 1998 World Bank Economic Indicators, 34%, or 62 million people then lived in non-metropolitan, rural areas of the United States.

The company intends to market and sublicense the technology to existing service providers who desire to extend their service to these sparsely settled areas or to public utility companies that have customers in these areas and desire to provide wireless services to their existing customers. The company does not intend to begin marketing activities until it appears that the field tests and final tests of the technology will be successfully completed. At that time, the company will employ sales personnel to present to existing providers of cellular and other telephone services the opportunity to extend their services to sparsely populated areas their services have not yet reached.

Under this marketing strategy the company does not expect competition from established cellular and/or other service providers, which are primarily located in urban markets and cannot afford to enter these rural markets because of the high cost of their equipment.

Direct Wireless Communications, Inc. will not be required to apply for separate FCC licenses. The technology does not set any requirements for pre-assigned licenses from the Federal Communications Commission. Direct Wireless Corporation has represented that the handsets may be manufactured to function normally on cellular and other wireless communication licensed frequencies where enough signal space and unoccupied licenses are available, as well as in ranges where no Federal Communications Commission licenses are required. Accordingly, the technology may be used by any existing service provider that has existing licenses and wishes to extend the nature of its services.


                  PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There is currently no litigation affecting the Company or in which the Company is engaged as a party.

ITEM 2.  CHANGES IN SECURITIES.

         On September 25, 2001, the Company amended its articles of Incorporation which amendment increased the number of authorized shares from 10,000,000 to 200,000,000 shares. A true and correct copy of such Articles of Amendment are attached to this 10QSB Report as Exhibit 2.2.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There has been no material default by the Company in the payment of principal, interest, a sinking or purchase fund installment or other material default in the Company's Senior Securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of the holders of the common stock or other securities of the Company during the reporting period other than for the amendment to the articles of the corporation.

ITEM 5.  OTHER MATTERS

         There are no other matters upon which the Company is reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Attached as Exhibit 2.2 hereof is a copy of the Articles of Amendment of the Company.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Direct Wireless Communications, Inc.
                                            Registrant

         Date: November 8, 2001             /s/ Robert S. Braswell IV
                                            -------------------------------
                                            Printed Name
                                            Title President

         Date: November 8, 2001             /s/ W. Steven Walker
                                            --------------------------------
                                            Printed Name W. Steven Walker
                                            Title Secretary