Form 10KSB
period 2001-12-31
DIRECT WIRELESS COMMUNICATIONS INC
filed 2002-03-29
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                      DIRECT WIRELESS COMMUNICATIONS, INC.
               ---------------------------------------------------
               (Name of small business corporation in its charter)

         TEXAS                                                       74-3002154
----------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)

106 E. 6TH ST., SUITE 650, AUSTIN, TX                                78701
--------------------------------------------         ------------------------------------

Issuer's telephone number (512) 583-4500
                           ---  --------

Securities registered under Section 12(g) of the Exchange Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                      ------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10K-SB. [X]

State issuer's revenues for its most recent fiscal year.  $ 0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices for such stock, as of a specified date within the past 90 days. $ 2,301,296 as at January 31, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,454,620 at January 31, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes ___,  No  X
                                                                        ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Direct Wireless Corporation was formed in 1997 for the purpose of developing and exploiting a wireless telephone technology intended to eliminate the need for expensive control towers and related equipment currently in use in the cellular communications industry. To the present its sole business has been the development of patents relating to wireless telephone technology. Several communications industry consultants to Direct Wireless Corporation strongly advised that company to protect its patents and improvements on those patents, as well as any new patents that it might obtain, from any potential claims by completely separating the marketing and licensing functions from the business of developing and patenting wireless communications technology.
Specifically, they advised Direct Wireless Corporation to transfer the marketing functions to a separate corporation.

Direct Wireless Corporation has followed that advice. In April 2001 it organized us under the name Direct Wireless Communications, Inc., and has now licensed us to market and/or sublicense in the United States the wireless communications technology it has developed and on which it holds the patents. On October 17, 2001 Direct Wireless Corporation further separated itself from the marketing function by divesting itself of all ownership of our stock by distributing its entire holdings as a stock dividend to its stockholders. It no longer owns any equity interest in us.

THE TECHNOLOGY WE WILL MARKET AND SUBLICENSE.

GENERAL DESCRIPTION OF THE TECHNOLOGY.

We have acquired from Direct Wireless Corporation the right to market and sublicense the technology covered by three patents, No. 5,995,849 issued on November 30, 1999, No. 6,141,531 issued on October 31, 2000, and Notice of Allowance for application #09/583839 filed on May 30, 2000. Expenditures by Direct Wireless Corporation for patent costs have been $ 81,803.00. These patents relate to a new wireless communication system (named Timed Shared Full Duplex) that uses radio frequencies for transmitting and receiving voice and data signals. The technology covered by the patents uses a self-contained radio network with several different routes for the wireless signals to take within that network and many different routes to connect that self-contained network to other outside networks.

The internal network consists of telephone handsets that allow for wireless communication that is not controlled from a central point and can travel along multiple communication routes. If several handsets are within range, they can communicate directly through signal extenders (radio repeaters) without the need for a central control center, unlike cellular or other mobile wireless communication systems. If the handsets are farther apart, they can communicate through signal extenders (radio repeaters) and network extenders (connectors to the public telephone network) that relay the call to destination handsets, also eliminating the need for a central call control center. The internal network also has the capability of communicating with outside telephone networks, such as existing public telephone systems, satellite communication systems, or emergency radio or paging systems.

The Time Shared Full Duplex wireless transmission system has been proven to operate effectively in laboratory tests performed in late 1998 through early 1999. This initial "Proof of Concept" system transmitted data at a lower rate than the technology currently in development and was only in single channel form. Expenditures by Direct Wireless Corporation for this phase were $381,711.00.

To reach higher data transmission rates and greater reliability than were achieved in the initial prototype, the wireless program was moved to Southwest Research Institute, a large research and design company located in San Antonio, Texas, which is not affiliated with Direct Wireless Corporation, where a complete systems specification analysis was completed over a 12 weeks period in late 1999 through early 2000 for a cost to Direct Wireless Corporation of $338,797.97. The systems specification analysis is a document demonstrating that from the scientific standpoint the system will work as designed and that the patented technology can be developed from components currently available. Based on the system specification analysis it prepared, Southwest Research Institute has now proposed a contract to Direct Wireless Corporation for the completion and testing of a new prototype and market ready system capable of the higher transmission rates.

When compared to currently deployed personal wireless communications systems that broadcast at data rates of up to 28 kilobits per second, the quality of the Direct Wireless Time Shared Full Duplex technology is expected to be superior. The Method of data transmission covered by Direct Wireless Corporation patents can reach speeds of up to 200 kilobits per second through the handsets. The more data that can be transmitted in a wireless phone call, the higher quality the signal and the better the sound a person hears. Also, because of the patented broadcasting methods, cell towers do not control the Direct Wireless phone call. The quality of the wireless call is then designed to be higher due to less electronic signal processing.

UNIQUENESS OF THE DIRECT WIRELESS CORPORATION TECHNOLOGY.

The method used today in the wireless communications industry evolved when the wireless industry began to serve the public in the early 1980s. At that time no computer chips were available that could be included in handsets; accordingly the handsets, which are actually hand-held, bi-directional radios, had to be controlled by electronic devices contained in control towers in order to make sure that they stayed on the right frequencies and to prevent the overlapping of conversations. The essential feature of this method was then, and is today, that the tower controls all aspects of the wireless communication; the handset makes no broadcast decisions. This traditional system, in place today, requires control towers and control equipment that are expensive to build and makes it economically impractical to provide wireless service to sparsely settled areas.

The Direct Wireless Corporation technology differs from all other wireless communications systems because the handsets contain miniature computers that allow the handset to make virtually all broadcast decisions, eliminating the need for expensive towers and associated control equipment. The handsets can communicate directly with one another through signal extenders, or the range of their signals can be extended through the use of inexpensive towers that do not have to contain expensive control equipment. As a result, wireless service can be provided economically to sparsely settled and remote areas.

THE LICENSING AGREEMENT WITH DIRECT WIRELESS CORPORATION.

The technology licensing agreement under which we have acquired the rights to market and sublicense the technology in the territory of the United States provides that we shall pay to Direct Wireless Corporation an initial license fee of 1,448,425 shares of our common stock (10,138,975 as adjusted for a subsequent 7-1 stock split) and the sum of ten million dollars. The shares of common stock were delivered to Direct Wireless Corporation on September 26, 2001 and distributed by that company on October 17, 2001 as a stock dividend to its stockholders of record on May 15, 2001. We have already paid Direct Wireless Corporation $176,645. The remaining $9,823,355 must be paid according to the terms of the license agreement, which requires us to pay on a quarterly basis sixty percent (60%) of the all our revenues until the license fee is paid in full. In addition to the initial license fee, we must also pay a royalty in the amount of thirty percent of all royalty fees we receive from marketing or sublicensing the technology. The technology license agreement is for an initial term of ten (10) years. Direct Wireless Corporation has two (2) renewal options of ten (10) years each.

Direct Wireless Corporation may terminate the technology license agreement upon the occurrence of any of the following events:

     o   we fail to make timely payments of royalties;

     o we dissolve, cease active business operations, liquidate or become bankrupt;

     o   our management changes from the current management.

These provisions of the technology license agreement effectively prevent any hostile takeover by means of a proxy solicitation, a tender offer for our stock or any other device, so during the term of the technology agreement we will remain under control of the management of Direct Wireless Corporation.

OUR EMPLOYEES.

At present our employees are our officers and directors, who are also officers and directors of Direct Wireless Corporation. Bill Williams and Robert Braswell expect to devote 70% of their time to our business. Jerry Petermann expects to devote 50% of his time to our business. When we begin business operations it will be necessary to hire additional personnel. We do not anticipate any difficulties in hiring appropriate persons.

ITEM 2.  DESCRIPTION OF PROPERTY.

We share approximately 1,600 square feet of office space at 106 E. 6th St., Suite 650, Austin, TX 78701 with Direct Wireless Corporation. The monthly rental is $3,345.77, which is paid by Direct Wireless Corporation. We believe that the facilities we share are adequate for the foreseeable future. At the present time, we do not own any communications equipment. Direct Wireless Communication Inc. records $1,700 per month in administrative fees, which includes rent.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Our common stock is traded on the OTC Bulletin Board; symbol DWCM. The range of bids for our common stock, as reported on Bloomberg.com during the quarter ended December 31, 2001, was a high of $1.01 and a low of $0.10.

     (b) At December 31, 2001, there were 323 holders of record of our common stock.

     (c) We have not paid any cash dividends since inception.

ITEM 6.  PLAN OF OPERATION.

At the present time, our cash requirements for operations are limited. We currently pay no cash compensation to our officers and directors. We are using office space provided at no charge by Direct Wireless Corporation.

Our present plans are to make a private placement of our common stock to accredited investors under Regulation D promulgated under the Securities Act of 1933 to raise funds to pay Direct Wireless Corporation the purpose of conducting field tests of the electronic components and circuitry specified in the completed systems specification analysis. To begin any operations, however, it will be necessary for us to raise additional funds in the next twelve months

After field tests have begun, we intend to make a public offering of our common stock to raise enough capital to permit us to pay Direct Wireless Corporation the remaining amount of the initial license fee for the purpose of completing and testing a prototype of the system. We expect that the field tests and the final phase of the testing can be completed within the next twelve months.

While Direct Wireless Corporation completes development of the new pre-production prototype, we will begin negotiations with prospective licensees and manufacturers in preparation for the performance testing and the manufacturing of the production systems and handsets. We expect this process to take the next six to eight months to complete all the tasks necessary for a successful demonstration of the technology. Once this phase of the development is complete, we will concentrate our efforts for the next four months on negotiating and signing contracts with licensees for territories and for equipment purchases. Down payments on any contracts signed will represent the first income from operations for the company.

We do not expect to perform any product research and development or purchase any plant or significant equipment in the next twelve months. However, before marketing operations begin, we expect to employ personnel with marketing experience.

OUR MARKETING STRATEGY.

Many regions in the United States are too sparsely settled to justify the expense of central call control centers required for cellular and other wireless technology. Because the Direct Wireless Corporation technology needs no central control center it is particularly suited to operate in these remote or isolated areas. We intend to market the technology in rural areas of the United States that have limited cellular service or no wireless services of any kind. Rural, as defined by the Office of Management and Budget in Washington, D.C., and accepted for use by the U.S. Census and other government agencies, is generally defined as non-metropolitan areas of open country where less than 2,500 persons live. According to the 1990 United States census, 23% of the population was accountable to rural, non-metropolitan areas. This figure appears to be on the rise: according to the 1998 World Bank Economic Indicators, 34%, or 62 million people then lived in non-metropolitan, rural areas of the United States.

We intend to market and sublicense the technology to existing service providers who desire to extend their service to these sparsely settled areas or to public utility companies that have customers in these areas and desire to provide wireless services to their existing customers. We do not intend to begin marketing activities until it appears that the field tests and final tests of the technology will be successfully completed. At that time, we will employ any sales personnel necessary to present to existing providers of cellular and other telephone services the opportunity to extend their services to sparsely populated areas their services have not yet reached.

Under this marketing strategy we do not expect much competition from established cellular and/or other service providers, which are primarily located in urban markets and cannot afford to enter these rural markets because of the high cost of their equipment. Moreover, the company is not aware of any other existing technologies that would allow established cellular service providers to expand their services economically into sparsely settled or rural areas.

Furthermore, we will not be required to apply for separate licenses from the Federal Communications Commission. The technology does not set any requirements for pre-assigned licenses from the Federal Communications Commission. Direct Wireless Corporation has represented that the handsets may be manufactured to function normally on cellular and other wireless communication licensed frequencies where enough signal space and unoccupied licenses are available, as well as in ranges where no Federal Communications Commission licenses are required. Accordingly, the technology may be used by any existing service provider that has existing licenses and wishes to extend the nature of its services.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements appear at pages F1 through F9 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Our executive officers and directors are:

NAME                       AGE     POSITION
Bill G. Williams           67      Chief Executive Officer and Chairman of the Board

Robert S. Braswell, IV     46      President, Director

Jerry W. Petermann         51      Vice President and Chief Technology Officer, Director

W. Steven Walker           51      Secretary/Treasurer, Director

The present directors were appointed in May 2001 and will serve until their successors are elected at an annual meeting of the shareholders. Thereafter directors will serve a term of one year.

MR. WILLIAMS has been Chairman of the Board and CEO of Direct Wireless Corporation since September 1997. During the period from 1995 until September 1997 he was self-employed in entrepreneurial activities that culminated in the founding of Direct Wireless Corporation. He was previously Chairman of the Board and Chief Executive Officer of Cafe Quick Enterprises, Inc from 1988-1995. Cafe Quick is in the vending industry market and uses a unique patented air impingement technology to cook fresh frozen food in a vending machine. Mr. Williams and his management team acquired the technology, developed the prototype and ultimately licensed the technology worldwide. From 1985 to 1988, Mr. Williams was Chairman of the Board and CEO of Ameritron Corporation, a multi-business public holding company. In his capacity as chairman, Mr. Williams was instrumental in acquiring thirty-seven businesses over a period of five years. Prior to his employment with Ameritron Corporation, Mr. Williams was involved in real estate projects and land development. Mr. Williams is co-inventor of the Direct Wireless Communication System.

MR. BRASWELL has been President of Direct Wireless Corporation since November 1999 and a member of the board of directors since January 1999. He was an independent businessman with eighteen years experience in the common carrier freight business, working for Central Freight Lines, Inc from 1974-1992. During his tenure Mr. Braswell worked in all aspects of the Company operations. His last position with Central Freight Lines was Director of Data Processing for Shop Maintenance and Inventory Control. He managed the parts, tires and fuel inventories in addition to the Maintenance Reporting System. During this period, Mr. Braswell was a study group chairman and a committee member of the Board of Directors for the American Trucking Association Maintenance Council. Before joining Direct Wireless Corporation, 1992-1999 he was engaged in business evaluations, real estate development and new home construction. Mr. Braswell graduated from the University of Houston in 1983 with a Bachelor of Business Administration in Organizational Behavior Management.

MR. PETERMANN has been Vice President of Direct Wireless Corporation since January 1999. Mr. Petermann is co-inventor of the Direct Wireless Communication System and has been continuing the development of system features and capabilities since October 1997. He served as a consulting engineer to Direct Wireless Corporation from October 1997 until January 1999, during which time he was engaged in developing the system features and capabilities and writing the patent applications for Direct Wireless Corporation. From 1995 until October 1997 he was a design engineer for Ramtech Electronics, a company that was then in the business of electronics design and assembly. Mr. Petermann has a long career, beginning in 1972, as an engineer and inventor in a variety of disciplines. As founder of Warrington Laboratories he developed several successful concepts and inventions for clients that include the Department of Defense, U.S. Navy, Los Alamos National Laboratories, Housing and Urban Development and the United Nations, among others. He has extensive experience in concept-to-patent management, research and development firms, manufacturers and patent attorneys. Mr. Petermann holds a Bachelor of Applied Science in Telecommunications from the University of Mary Hardin-Baylor, 1972.

MR. WALKER is Secretary/Treasurer of Direct Wireless Corporation and acts as principal legal advisor to the Company. For approximately twenty-five years Mr. Walker has been engaged in the private practice of law with emphasis in commercial and business litigation and corporate finance. He has been a Board Member of several public companies and represents a number of corporations. Mr. Walker received a Bachelor of Arts Degree with Honors from the University of Texas, Austin, Texas, and a Doctor of Jurisprudence Degree from the University of St. Mary's School of Law, San Antonio, Texas. He received his law license in November of 1976.

ITEM 10. EXECUTIVE COMPENSATION.

We do not have any revenue producing operations at the present time, and it may be some period of time before revenues are produced in amounts sufficient to pay executive salaries. When we have sufficient revenues we intend to pay annual executive salaries as set forth in the following compensation table

         NAME                                      PROPOSED SALARY
         ----                                      ---------------
         Bill G. Williams                              $100,000
         Robert S. Braswell, IV                          70,000
         Jerry W. Petermann                              60,000
         W. Steven Walker                                42,000

On September 26, 2001 we issued for services rendered 7,000,000 shares of common stock to our officers, who have been serving without payment of salaries, as follows: Bill G. Williams: 2,459,000; Robert S. Braswell IV: 2,100,000 Jerry W.
Petermann: 1,400,000; and W. Steven Walker: 1,050,000 .At the present time, there are no other cash or stock bonus, stock option plans, pension plans or similar compensation plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At December 31, 2001, the following persons were beneficial owners of 5% or more of our common stock.

                                 AMOUNT AND NATURE
NAME AND ADDRESS              OF BENEFICIAL OWNERSHIP          PERCENT OF CLASS
----------------              -----------------------          ----------------
Shirley Williams               3,534,438 Direct                      16.47%
4800 Ridgeview
Waco, TX 76710

Bill G. Williams               3,534,438 Indirect (1)                 6.47%
106 E. 6th Street
Austin, TX 78701

Robert S. Braswell IV          2,552,153 Direct (2)                  11.90%
106 E. 6th Street                780,000 Indirect (3)                 3.62%
Austin, TX  78701

Jerry W. Petermann             1,704,512 Direct                       7.94%
Vice President and Director
106 E. 6th Street, Suite 645
Austin, TX 78701

W. Steven Walker               1,376,536 Direct                       6.42%
Secretary, Treasurer
And Director
800 Airport Freeway
Irving, TX 75062

--------------
(1) These shares are owned of record by Shirley Williams, Mr. Williams' wife.
(2) Includes 11,667 shares are owned by Mr. Braswell and his wife as joint tenants.
(3) Includes 226, 676 shares are owned by Mr. Braswell's wife, 140,000 shares owned by a corporation controlled by Mr. Braswell and 413,324 shares owned by his minor children.

Our officers and directors own shares of our common stock as shown in the following table.

                                NUMBER OF SHARES
NAME AND POSITION              BENEFICIALLY OWNED              PERCENT OF CLASS
-----------------              ------------------              ----------------
Bill G. Williams               3,534,438 Indirect                    16.47%
Chairman and CEO
106 E. 6th Street, Suite 645
Austin, TX 78701

Robert S. Braswell IV          2,552,153 Direct                      11.90%
President and Director           780,000 Indirect                     3.62%
106 E. 6th Street, Suite 645
Austin, TX 78701

Jerry W. Petermann             1,704,512 Direct                       7.94%
Vice President and Director
106 E. 6th Street, Suite 645
Austin, TX 78701

W. Steven Walker               1,376,536 Direct                       6.42%
Secretary, Treasurer
And Director
800 Airport Freeway
Irving, TX 75062

All officers and directors as  9,947,639                             46.37%
a group ( four persons)

Information as to the nature of the security holdings of officers and directors is given in the notes to the preceding table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Direct Wireless Corporation organized us on April 6, 2001. On that date we issued 1000 shares of common stock to Direct Wireless Corporation (7000 shares as adjusted for the subsequent 7-1 stock split) in consideration of the furnishing of initial capitalization of $1000. Direct Wireless Corporation can therefore be considered to be a promoter.

On May 15, 2001, we entered into an agreement with Direct Wireless Corporation under which we were licensed to market and/or sublicense the Direct Wireless Corporation technology in the territory of the United States. As partial payment for the license agreement, we issued to Direct Wireless Corporation 1,448,425 shares of our common stock (10,138,975 shares as adjusted for a 7-1 stock split effective September 26, 2001). In addition, the license agreement requires Direct Wireless Communications, Inc. to pay royalties and an aggregate of ten million dollars cash to Direct Wireless Corporation. In December 2001 we paid to Direct Wireless Corporation the sum of $176,645 as partial payment of the required cash fee.

On September 26, 2001, we issued an aggregate of 7,000,000 shares of our common stock in consideration of services rendered to our officers and directors as follows: Bill G. Williams: 2,459,000; Robert S. Braswell IV: 2,100,000; Jerry W.
Petermann: 1,400,000; and W. Steven Walker: 1,050,000

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS.

     3.1 Articles of Incorporation. Registrant incorporates by reference Exhibit
     3.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

     3.1 (a) Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 2.2 to Form10-QSB, File No. 333-62216, filed 11/14/2001.

     3.2 By-Laws. Registrant incorporates by reference Exhibit 3.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

     4.1 Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

     4.2 Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

     4.2(A) Corrected Article 3.02 of By-Laws. Registrant incorporates by reference Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, File No. 333-62216, filed 8/15/2001

     10.1(a) Technology License Agreement dated May 15, 2001, as amended July 17, 2001 between Direct Wireless Corporation and Direct Wireless Communications, Inc. Registrant incorporates by reference Exhibit 10.1(a) to Amendment No.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 7/24/ 2001.

     23. Consent of Darilek, Butler & Co., P.C., certified public accountants.

     (B) REPORTS ON FORM 8-K.  None.

                      DIRECT WIRELESS COMMUNICATIONS, INC.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Independent Auditors' Report                                      F-2


Balance Sheet                                                     F-3

Statement of Loss                                                 F-4

Statement of Changes in Stockholders' Equity                      F-5

Statement of Cash Flows                                           F-6

Notes to Financial Statements                                     F-7

                           DARILEK, BUTLER & CO., P.C.
                         2702 N. Loop 1604 E., Suite 202
                            San Antonio, Texas 78232
                               210-979-0055 phone
                                210-979-0058 fax


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Direct Wireless Communications, Inc.
San Antonio, Texas

We have audited the accompanying balance sheet of Direct Wireless
Communications, Inc. (a Develoment Stage Company) as of December 31, 2001 and the related statements of income and cash flows for the period from inception (April 6, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Direct Wireless Communications, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the initial period then ended in conformity with accounting principles generally accepted in the United States of America, consistently applied.


                                                   "Darilek, Butler & Co., P.C."

San Antonio, Texas
March 27, 2002

DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 2
(a Development Stage Company)

Balance Sheet
December 31, 2001

ASSETS:

Current Assets                                                                  $       0
Intangible Assets
      License - Direct Wireless Corporation                                       176,645
Investments in Mutual Funds                                                         8,825
                                                                                ---------
                 Total Assets                                                   $ 185,470
                                                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities

   Bank Overdrafts                                                              $   2,294
   Accounts Payable - Trade                                                         6,507
   Advance from Direct Wireless Corporation                                         5,601
   Advance from Shareholder                                                         9,043
                                                                                ---------
          Total Current Liabilities                                                23,445

Stockholders' Equity

 Common Stock, No Par Value, 200,000,000 Shares Authorized, 21,454,620            493,476
        Issued and Outstanding
    Additional Paid-In Capital                                                     15,019
    Deficit Accumulated During Development Stage                                 (346,470)
                                                                                ---------

          Total Stockholders' Equity                                              162,025
                                                                                ---------

                  Total Liabilities and Stockholders' Equity                    $ 185,470
                                                                                =========

   The Accompanying Notes are an Integral Part of These Financial Statements.

DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 3
(a Development Stage Company)

Statement of Loss

From the Date of Inception (April 6, 2001) to December 31, 2001


Revenue                                                           $         0

Expenses

     Professional and Consulting Fees                                 322,367
     License Fees                                                         335
     Administrative Fees                                               15,019
     Outside Services                                                   2,732
     Office Expense                                                     2,531
     Other                                                                213
     Postage and Delivery                                                 986
     Telephone                                                            823
     Travel                                                               556
     Repairs and Maintenance                                               55
     Insurance                                                            182
     Dues and Subscriptions                                               400
     Auto Expense                                                         271
                                                                  -----------
                                                                      346,470

Net Loss Before Provision for Federal Income Tax                  $  (346,470)

Provision for Federal Income Tax                                            0
                                                                  -----------

Net Loss                                                          $  (346,470)
                                                                  ===========


Average Oustanding Shares                                         $ 6,296,886
                                                                  ===========

Loss Per Share                                                    $      (.05)
                                                                  ===========

   The Accompanying Notes are an Integral Part of These Financial Statements.

DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 4
(a Development Stage Company)

Statement of Changes in Stockholders' Equity
From the Date of Inception (April 6, 2001) to December 31, 2001

                                                                                               Deficit
                                                                                             Accumulated
                                                    Common Stock             Additional        During
                                                                              Paid-In       Development
                                                Shares         Amount         Capital          Stage            Total
                                              ----------     ----------    ------------     ------------     ----------
Balance - Beginning of Period                          0     $        0     $        0       $        0      $        0

Contributed Services                                   0              0         15,019                0          15,019

Stock Issued for Cash                          2,001,650        168,645              0                0         168,645

Stock Issued to Direct Wireless Corporation   10,138,975              0              0                0               0

Stock Issued to Officers                       7,000,000              0              0                0               0

Stock Issued for Services                      2,213,995        315,496              0                0         315,496

Stock Held In Escrow                              77,500              0              0                0               0

Cash Received for Sale of Escrowed Shares         22,500          9,335              0                0           9,335

Net Loss                                               0              0              0         (346,470)       (346,470)
                                              ----------    -----------     ----------       ----------      ----------

Balance - December 31, 2001                   21,454,620     $  493,476     $   15,019       $ (346,470)     $  162,025
                                              ==========     ==========     ==========       ==========      ==========

   The Accompanying Notes are an Integral Part of These Financial Statements.

DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 5
(a Development Stage Company)

Statement of Cash Flows
From the Date of Inception (April 6, 2001) to December 31, 2001

Cash Flows From Operating Activities                                            $
         Net Loss                                                                 (346,470)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activitites:
                   Services Contributed                                             15,019
                   Services Provided for Stock                                     315,496
                   Loss On Investments                                                 218
           Increase in:
               Accounts Payable                                                      6,507
                                                                                ----------
                  Net Cash Provided (Used) by Operating Activities                  (9,230)

Cash Flows From Investing Activities

         Payment for License Agreement - Direct Wireless Corporation              (176,645)
         Purchase of Mutual Funds                                                   (9,043)
                                                                                ----------
                   Net Cash Provided (Used) by Investing Activities               (185,688)

Cash Flows From Financing Activities

         Cash from Sale of Stock                                                   177,980
         Advance from Direct Wireless Corporation                                    5,601
         Advance from Shareholder                                                    9,043
                                                                                ----------
                   Net Cash Provided (Used) by Financing Activities                192,624

          Net Increase (Decrease) in Cash                                           (2,294)

Cash, at Beginning of Period                                                             0
                                                                                ----------

Cash, at End of Period                                                          $   (2,294)
                                                                                ==========
Non-Cash Transactions:

Services Contributed for Administration                                         $   15,019
                                                                                ==========

Stock Issued for Professional and Consulting Services                           $  315,496
                                                                                ==========

   The Accompanying Notes are an Integral Part of These Financial Statements.

DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 6
(a Development Stage Company)

Notes to Financial Statements
December 31, 2001

Note A - Summary of Significant Accounting Policies
---------------------------------------------------

NATURE OF OPERATIONS AND DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

Direct Wireless Communications, Inc. (the Company) has been in the development stage since the date of incorporation on April 6, 2001. The Company is primarily engaged in the activity of developing technology for a wireless telephone system. On May 15, 2001, the Company entered into a Technology Licensing Agreement with Direct Wireless Corporation (Direct Wireless). Under this agreement, Direct Wireless was granted a license to market and/or sublicense in the United States the wireless telephone communications technology on which Direct Wireless holds the patents. The Company has not yet begun operations. Upon completion of the working prototype telephone employing the technology, the Company intends to market and sublicense the technology primarily to existing service providers who desire to extend their services to sparsely settled areas or to public utilities who have customers in such areas and desire to provide wireless services to them.

BASIS OF ACCOUNTING

The financial statements of the Company have been prepared on the accrual basis of accounting. As such, revenue is recognized as earned and expenses are recorded when accrued. This basis of accounting conforms to generally accepted accounting principles.

BASIS FOR ASSIGNING AMOUNTS TO EQUITY SECURITIES ISSUED FOR OTHER THAN CASH

Shares of common stock issued to individuals and/or companies for other than cash have been assigned amounts equal to the fair value of the service provided or the fair value of the shares of the Company issued, whichever was most readily determinable.

CASH FLOWS

For the purpose of the cash flow statement, cash and cash equivalents represent funds deposited in banks and investments maturing within three months.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could differ from those estimates.

DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 7
(a Development Stage Company)

Notes to Financial Statements
December 31, 2001

Note B - Related Party Transactions
-----------------------------------

During the period ended December 31, 2001, the Company incurred legal expenses and license fees related to incorporating and organizing the startup operations of the Company. These expenses were paid for by Direct Wireless Corporation, an entity related to the Company through common ownership. Total expenses incurred for the period ended December 31, 2001 were $2,051.

Direct Wireless Corporation also provided office space and administrative services to the Company for the period ended December 31, 2001. The estimated value for the services provided totaled $15,019 for the year ended December 31, 2001 and are recorded as administrative services in the accompanying financial statements.

Note C - Intangible Assets - License Agreement
----------------------------------------------

Effective April 30, 2001, the Company entered into a license agreement with Direct Wireless Corporation. Under the terms of the agreement, the Company has agreed to pay $10,000,000 under the terms of the license agreement to be paid as the Company gains money from the sale or sales of sub-licenses for the United States. The Company has also agreed to pay a percentage of all fees collected of licensed products to Direct Wireless under the terms of the agreement.

The accompanying financial statements include $176,645 of license fees capitalized which have been paid to Direct Wireless. No amortization of such fees have occurred during the development stage.

Note D - Subsequent Events
--------------------------

Subsequent to December 31, 2001, the Company was committed to issuing an additional 1,574,494 shares. Of these shares, 1,274,494 was deposited to an escrow fund (see Note E) and held by an escrow agent to be sold for the benefit of the Company. An additional 300,000 shares were issued to individuals for services and/or cash payment.

Note E - Escrow Agreement
-------------------------

During the period ended December 31, 2001, the Company established an irrevocable escrow agreement with a brokerage firm. During this period, five stockholders, none of whom were officers, directors, or affiliates, deposited an aggregate of 1,000,000 shares into the escrow fund. The escrow agent distributed 900,000 shares to a brokerage firm as fees for investment services and sold 22,500 shares for $9,335. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of December 31, 2001, the escrow agent has 77,500 shares remaining in the escrow fund.

DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 8
(a Development Stage Company)

Notes to Financial Statements
December 31, 2001

Note F - Federal Income Taxes
-----------------------------

At December 31, 2001, the Company had net operating loss carryforwards totaling $346,470 which expire in 2021. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

                                   SIGNATURES


         In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DIRECT WIRELESS COMMUNICATIONS, INC.


                                           By: /s/ Robert S. Braswell, IV
                                               ---------------------------------
                                               Robert S. Braswell, IV, President


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bill G. Williams                Chief Executive Officer                     March 27, 2002
--------------------------          Chairman of Board of Directors
    Bill G. Williams

/s/ Robert S. Braswell, IV          President, Treasurer, Chief Financial       March 27, 2002
--------------------------          Officer, Chief Accounting Officer
    Robert S. Braswell, IV          Director

/s/ Jerry W. Petermann              Vice-President                              March 27, 2002
--------------------------          Director
    Jerry W. Petermann


                                      -S-1-

                                    EXHIBITS


                               INDEX TO EXHIBITS


3.1 Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

3.1 (a) Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 2.2 to Form 10-QSB, File No. 333-62216, filed 11/14/2001.

3.2 By-Laws. Registrant incorporates by reference Exhibit 3.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

4.1 Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

4.2 Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

4.2(A) Corrected Article 3.02 of By-Laws. Registrant incorporates by reference
Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, File No. 333-62216, filed 8/15/2001

10.1(a) Technology License Agreement dated May 15, 2001, as amended July 17, 2001 between Direct Wireless Corporation and Direct Wireless Communications, Inc. Registrant incorporates by reference Exhibit 10.1(a) to Amendment No.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 7/24/ 2001.

23. Consent of Darilek, Butler & Co., P.C., certified public accountants...Page E-2


                                      -E-1-