Form 10QSB
period 2002-03-31
DIRECT WIRELESS COMMUNICATIONS INC
filed 2002-05-15
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _________________

                        Commission file number 333-62216

                      DIRECT WIRELESS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

              TEXAS                                        74-3002154
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

                     P. O. BOX 15064, AUSTIN, TX 78761-5064
                    (Address of principal executive offices)

                                 (512) 583-4500
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,029,114

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements                                    Page

                Balance Sheet                                            1

                Statement of Loss and Accumulated Deficit                2

                Statement of Changes in Stockholders' Equity             3

                Statement of Cash Flows                                  4

                Notes to Financial Statements                          5-6

Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 7

PART II         OTHER INFORMATION

Item 1.         Recent Developments in Legal Proceedings                 8

Item 2.         Changes in Securities                                    8

Item 3.         Defaults upon Senior Securities                          8

Item 4.         Submission of Matters to a Vote of Security Holders      8

Item 5.         Other Information                                        8

Item 6.         Exhibits and Reports in Form 8-K                         9

                Signatures                                               9

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Balance Sheet
March 31, 2002


ASSETS:                                                                  3/31/2002
                                                                      ----------------

Current Assets
     Cash                                                           $           3,288
     A/R Stockholder and Other                                                  1,221

Investments in Mutual Funds                                                     8,825
                                                                      ----------------
                 Total Assets                                       $          13,334
                                                                      ================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
   Advance from Stockholder                                         $           9,043
                                                                      ----------------
          Total Current Liabilities                                             9,043
                                                                      ----------------

Stockholders' Equity
 Common Stock, No Par Value, 200,000,000 Shares Authorized,                   575,426
       23,029,114 Issued and Outstanding
    Additional Paid-In Capital                                                 15,019
    Deficit Accumulated During Development Stage                             (586,154)

          Total Stockholders' Equity                                            4,291
                                                                      ----------------

                  Total Liabilities and Stockholders' Equity        $          13,334
                                                                      ================

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Statement of Loss
From the Date of Inception (April 6, 2001) to March 31, 2002

                                                                                        From Inception
                                                                  Three Months          (April 6, 2001)
                                                                     Ended                     to
                                                                   3/31/2002               3/31/2002
                                                              ---------------------   --------------------

Revenue                                                     $                    0  $                   0

Expenses
     Advertising                                                             2,325                  2,325
     Bank Charges                                                               20                     20
     Stock Transaction Fees                                                  1,694                  1,694
     Entertainment and Meals                                                   339                    339
     Professional and Consulting Fees                                        3,185                325,552
     License Fees                                                           42,210                 47,645
     Administrative Fees                                                     5,100                 20,019
     Outside Services                                                            0                  2,732
     Office Expense                                                            858                  3,394
     Other                                                                   7,000                   7208
     Postage and Delivery                                                        0                    986
     Telephone                                                                 279                  1,102
     Travel                                                                    129                    685
     Repairs and Maintenance                                                     0                     55
     Insurance                                                                   0                    182
     Dues and Subscriptions                                                   (100)                   300
     Auto Expense                                                                0                    271
                                                              ---------------------   --------------------
                                                                            63,039                586,154

Net Loss Before Provision for Federal Income Tax            $              (63,039) $            (586,154)

Provision for Federal Income Tax                                                 0                      0
                                                              ---------------------   --------------------

Net Loss                                                    $              (63,039) $            (586,154)
                                                              =====================   ====================

Average Oustanding Shares                                   $           22,354,971  $          11,174,899
                                                              =====================   ====================

Loss Per Share                                              $                 (.02) $                (.05)
                                                              =====================   ====================

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Statement of Changes in Stockholders' Equity
From the Date of Inception (April 6, 2001) to March 31, 2002



                                                                                                 Deficit
                                                                                               Accumulated
                                                    Common Stock             Additional          During
                                                                               Paid-In         Development
                                               Shares           Amount         Capital            Stage              Total
                                             ------------      ----------    ------------     --------------      -------------
Balance - Beginning of Period                          0    $          0  $            0   $              0    $             0

Contributed Services                                   0               0          15,019                  0             15,019

Stock Issued for Cash                          2,001,650         168,645               0                  0            168,645

Stock Issued to Direct Wireless Corporation   10,138,975               0               0                  0                  0

Stock Issued to Officers                       7,000,000               0               0                  0                  0

Stock Issued for Services                      2,213,995         315,496               0                  0            315,496

Stock Held In Escrow                              77,500               0               0                  0                  0

Cash Received for Sale of Escrowed Shares         22,500           9,335               0                  0              9,335

Net Loss                                               0               0               0           (523,115)          (523,115)
                                             ------------      ----------    ------------     --------------      -------------

Balance - December 31, 2001                   21,454,620    $    493,476  $       15,019   $       (523,115)   $       (14,620)
                                             ------------      ----------    ------------     --------------      -------------

Net Loss                                               0               0               0            (63,039)           (63,039)

Stock Issued to Officers as Loan Fees            100,000           7,000               0                  0              7,000

Stock Issued for Escrow Shares                   200,000               0               0                  0                  0

Cash from Sale of Escrowed Shares                      0          74,950               0                  0             74,950

Stock Issued - Held in Escrow for Sale         1,274,494               0               0                  0                  0
                                             ------------      ----------    ------------     --------------      -------------

Balance - End of Period                       23,029,114    $    575,426  $       15,019   $       (586,154)   $         4,291
                                             ============      ==========    ============     ==============      =============

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Statement of Cash Flows
From the Date of Inception (April 6, 2001) to March 31, 2002


                                                                                                     From
                                                                                                  Inception
                                                                           Three Months         (April 6, 2001)
                                                                               Ended                   to
                                                                             3/31/2002             3/31/2002
                                                                         ------------------    ------------------
Cash Flows From Operating Activities
         Net Loss                                                      $          (63,039)   $          (586,154)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activitites:
                   Services Contributed                                                 0                 15,019
                   Services Provided for Stock                                          0                315,496
                   Loss On Investments                                                  0                    218
           Increase in:
               Accounts Payable                                                    (6,507)                 6,507
               Other                                                                  (21)                     0
                                                                         ------------------    ------------------
                  Net Cash Provided (Used) by Operating Activities                (69,567)              (248,442)

Cash Flows From Investing Activities
         Purchase of Mutual Funds                                                       0                 (9,043)
                                                                         ------------------    ------------------
                   Net Cash Provided (Used) by Investing Activities                     0                 (9,043)

Cash Flows From Financing Activities
         Cash from Sale of Stock                                                   74,950                252,930
         Advance from Direct Wireless Corporation                                  (5,601)                     0
         Advance from Shareholder                                                  (1,200)                 7,844
                                                                         ------------------    ------------------
                   Net Cash Provided (Used) by Financing Activities                68,149                260,772

          Net Increase (Decrease) in Cash                                          (5,582)                (3,288)

                                                                         ------------------    ------------------
Cash, at Beginning of Period                                                       (2,294)                     0

Cash, at End of Period                                                 $            3,288    $             3,288
                                                                         ==================    ==================

Non-Cash Transactions:

Services Contributed for Administration                                $                0    $            15,019
                                                                         ==================    ==================

Stock Issued for Professional and Consulting Services                  $            7,000    $           315,496
                                                                         ==================    ==================

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Notes to Financial Statements
March 31, 2002


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

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Notes to Financial Statements
March 31, 2002


Note B - Related Party Transactions
-----------------------------------

Direct Wireless Corporation provides office space and administrative services to the Company for the period ended March 31, 2002. The estimated value for the services provided totaled $5,100 for the three months ended March 31, 2002 and are recorded as administrative services in the accompanying financial statements.

Note C - License Agreement
--------------------------

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

The accompanying financial statements include $42,210 of license fees expensed which have been paid to Direct Wireless. No amortization of such fees have occurred during the development stage.

Note D - Escrow Agreement
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of March 31, 2002, the escrow agent has 1,351,994 shares remaining in the escrow fund.

Note E - Federal Income Taxes
-----------------------------

At March 31, 2002, the Company had net operating loss carryforwards totaling $346,470 which expire in 2021. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 2.  CHANGES IN SECURITIES.

There have been no material changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There has been no material default by the Company in the payment of principal, interest, a sinking or purchase fund installment or other material default in the Company's Senior Securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of the holders of the common stock or other securities of the Company during the reporting period other than for the amendment to the articles of the corporation .

ITEM 5.  OTHER MATTERS.

         There are no other matters upon which the Company is reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Direct Wireless Communications, Inc.
                                            Registrant

         Date: May 8, 2002                  s. Robert S. Braswell IV
                                            Printed Name
                                            Title President

         Date: May 8, 2002                  s. W. Steven Walker
                                            Printed Name W. Steven Walker
                                            Title Secretary