Form 10QSB/A
period 2002-06-30
DIRECT WIRELESS COMMUNICATIONS INC
filed 2002-08-14
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

                        Commission file number 333-62216
                                               ----------

                      DIRECT WIRELESS COMMUNICATIONS, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)


              TEXAS                                    74-3002154
              -----                                    ----------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


                   2068 N. VALLEY MILLS DR. WACO, TEXAS 76710
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (512) 583-4500
                                 --------------
                           (Issuer's telephone number)

                     P. O. BOX 15064, AUSTIN, TX 78761-5064
                     --------------------------------------
                                (Former address)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,473,117

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I          Financial Information

Item 1.         Financial Statements                                                                        Page
                Statement of (Loss) and Accumulated Deficit                                                        1

                Statement of Changes in Stockholders' Equity                                                       2

                Statement of Cash Flows                                                                            3

                Notes to Financial Statements                                                                    4-5

Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                              6

PART II         OTHER INFORMATION

Item 1.         Recent Developments in Legal Proceedings                                                           7

Item 2.         Changes in Securities                                                                              7

Item 3.         Defaults upon Senior Securities                                                                    7

Item 4.         Submission of Matters to a Vote of Security Holders                                                7

Item 5.         Other Information                                                                                  7

Item 6.         Exhibits and Reports in Form 8-K                                                                   8

                Signatures                                                                                         8

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Balance Sheet
June 30, 2002


ASSETS:                                                               6/30/2002
                                                                      ---------
Current Assets
     Cash                                                             $     452
     A/R Stockholder and Other                                            3,721

Investments in Mutual Funds                                               8,824
                                                                      ---------
                 Total Assets                                         $  12,997
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
   Advance from Stockholder                                           $   1,043
                                                                      ---------
          Total Current Liabilities                                       1,043
                                                                      ---------
Stockholders' Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized,              680,135
       23,473,117 Issued and Outstanding
    Additional Paid-In Capital                                           15,019
    Deficit Accumulated During Development Stage                       (683,200)
                                                                      ---------
          Total Stockholders' Equity                                     11,954
                                                                      ---------
                  Total Liabilities and Stockholders' Equity          $  12,997
                                                                      =========

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Statement of Loss
From the Three Months Ended, Six Months Ended and
Period of Inception (April 6, 2001) to June 30, 2002

                                                                                  From Inception
                                                    Three Months    Six Months    (April 6, 2001)
                                                       Ended           Ended            to
                                                     6/30/2002       6/30/2002       6/30/2002
                                                     ---------       ---------       ---------
Revenue                                            $        326    $        326    $        326

Expenses
     Advertising                                            415           2,740           2,740
     Bank Charges                                             0              20              20
     Stock Transaction Fees                                 887           2,581           2,581
     Entertainment and Meals                                  0             339             339
     Professional and Consulting Fees                    95,210          98,395         420,761
     License Fees                                             0          42,210         219,190
     Administrative Fees                                      0           5,100          20,119
     Outside Services                                         0               0           2,732
     Office Expense                                         100             958           3,488
     Other                                                    0           7,000           7,215
     Postage and Delivery                                     0               0             986
     Telephone                                              470             749           1,572
     Travel                                                   0             129             685
     Repairs and Maintenance                                  0               0              55
     Insurance                                                0               0             182
     Dues and Subscriptions                                   0            (100)            300
     Auto Expense                                             0               0             271
     Rent                                                   290             290             290
                                                   ------------    ------------    ------------
                                                         97,372         160,411         683,526

Net Loss Before Provision for Federal Income Tax   $    (97,046)   $   (160,085)   $   (683,200)

Provision for Federal Income Tax                              0               0               0
                                                   ------------    ------------    ------------

Net Loss                                           $    (97,046)   $   (160,085)   $   (683,200)
                                                   ============    ============    ============


Average Outstanding Shares                         $ 22,591,237    $ 22,473,104    $ 11,217,092
                                                   ============    ============    ============

Loss Per Share                                     $       (.00)   $       (.00)   $       (.05)
                                                   ============    ============    ============

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Statement of Changes in Stockholders' Equity From the Date of Inception (April 6, 2001) to June 30, 2002

                                                                                      Deficit
                                                                                    Accumulated
                                                                        Additional     During
                                                    Common Stock         Paid-In     Development
                                               Shares        Amount      Capital        Stage         Total
                                               ------        ------      -------        -----         -----
Balance - Beginning of Period                          0   $        0   $        0   $        0    $        0

Contributed Services                                   0            0       15,019            0        15,019

Stock Issued for Cash                          2,001,650      168,645            0            0       168,645

Stock Issued to Direct Wireless Corporation   10,138,975            0            0            0             0

Stock Issued to Officers                       7,000,000            0            0            0             0

Stock Issued for Services                      2,213,995      315,496            0            0       315,496

Stock Held In Escrow                              77,500            0            0            0             0

Cash Received for Sale of Escrowed Shares         22,500        9,335            0            0         9,335

Net Loss                                               0            0            0     (523,115)     (523,115)
                                              ----------   ----------   ----------   ----------    ----------

Balance - December 31, 2001                   21,454,620   $  493,476   $   15,019   $ (523,115)   $  (14,620)
                                              ----------   ----------   ----------   ----------    ----------

Stock Issued to Officers as Loan Fees            100,000        7,000            0            0         7,000

Stock Issued for Cash                            467,500       87,950            0            0        87,950

Services for Escrowed Shares                           0        4,650            0            0         4,650

Stock Issued for Services                      1,450,997       87,059            0            0        87,059

Net Loss                                               0            0            0     (160,085)     (160,085)
                                              ----------   ----------   ----------   ----------    ----------

Balance - End of Period                       23,473,117   $  680,135   $   15,019   $ (683,200)   $   11,954
                                              ==========   ==========   ==========   ==========    ==========

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Statement of Cash Flows
From the Date of Inception (April 6, 2001) to June 30, 2002

                                                                                  From Inception
                                                                      Six Months  (April 6, 2001)
                                                                         Ended          to
                                                                       6/30/2002     6/30/2002
                                                                       ---------     ---------
Cash Flows From Operating Activities
         Net Loss                                                     $(160,085)     $(683,200)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activities:
                   Services Contributed                                       0         15,019
                   Services Provided for Stock                           98,709        414,205
                   Loss On Investments                                        0            218
           Decrease in Accounts Payable                                  (6,507)             0
           Increase in Other Receivable                                     (21)           (21)
                                                                      ---------      ---------
                  Net Cash Provided (Used) by Operating Activities      (67,904)      (253,779)

Cash Flows From Investing Activities
         Purchase of Mutual Funds                                             0         (9,043)
                                                                      ---------      ---------
                   Net Cash Provided (Used) by Investing Activities           0         (9,043)

Cash Flows From Financing Activities
         Cash from Sale of Stock                                         87,950        265,930
         Advance from Direct Wireless Corporation                       (16,100)       (10,499)
         Advance from Shareholder                                        (1,200)         7,843
                                                                      ---------      ---------
                   Net Cash Provided (Used) by Financing Activities      70,650        263,274

          Net Increase (Decrease) in Cash                                 2,746            452
                                                                      ---------      ---------
Cash, at Beginning of Period                                             (2,294)             0

Cash, at End of Period                                                $     452      $     452
                                                                      =========      =========

Non-Cash Transactions:
----------------------

Services Contributed for Administration                               $       0      $  15,019
                                                                      =========      =========
Stock Issued for Professional and Consulting Services                 $  98,709      $ 414,205
                                                                      =========      =========

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Notes to Financial Statements
June 30, 2002


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

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are prepared as of June 30, 2002, which is an interim reporting period for the Company. The Company's fiscal year ends on the last day of the calendar year for financial reporting purposes. The Company's fiscal year will be ending as of December 31, 2002.

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

Notes to Financial Statements
June 30, 2002


Note B - Related Party Transactions
-----------------------------------

Direct Wireless Corporation provides office space and administrative services to the Company for the period ended June 30, 2002. The estimated value for the services provided totaled $5,100 for the six months ended June 30, 2002 and are recorded as administrative services in the accompanying financial statements.

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

The accompanying financial statements include $42,210 of license fees expensed that have been paid to Direct Wireless for the six-month period ended June 30, 2002 and $219,190 from inception. No amortization of such fees have occurred during the development stage.

Note D - Escrow Agreement
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of June 30, 2002, the escrow agent has 1,351,994 shares remaining in the escrow fund.

Note E - Federal Income Taxes
-----------------------------

At June 30, 2002, the Company had net operating loss carryforwards totaling $586,154 which expire in 2021. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

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

                                          Direct Wireless Communications, Inc.
                                          Registrant

         Date: June 30, 2002             /s/ Robert S. Braswell IV
                                         ---------------------------------------
                                          Printed Name Robert S. Braswell IV
                                          Title President

         Date: June 30, 2002             /s/  W. Steven Walker
                                         ---------------------------------------
                                          Printed Name W. Steven Walker
                                          Title Secretary