Form 10QSB
period 2002-06-30
DIRECT WIRELESS COMMUNICATIONS INC
filed 2002-08-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
[X ]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2002

[ ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-62216_

DIRECT WIRELESS COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS
(State or other jurisdiction of incorporation or organization)
74-3002154
(IRS Employer Identification No.)

2068 N. Valley Mills Dr. Waco, Texas 76710
(Address of principal executive offices)

(512) 583-4500
(Issuer's telephone number)

P. O. Box 15064, Austin, TX 78761-5064
(Former address)


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




Statement of Cash Flows
3




Notes to Financial Statements

4 - 5
Item 2.
Management's Discussion and Analysis of Financial
     Condition and Results of Operations


6
PART II
OTHER INFORMATION


Item 1.
Recent Developments in Legal Proceedings

7
Item 2.
Changes in Securities

7
Item 3.

Defaults upon Senior Securities
7
Item 4.
Submission of Matters to a Vote of Security Holders

7
Item 5.
Other Information

7
Item 6.
Exhibits and Reports in Form 8-K

8

Signatures
8


DIRECT WIRELESS COMMUNICATIONS, INC.

Page 1
(a Development Stage Company)





Balance Sheet


June 30, 2002








ASSETS:

6/30/2002



Current Assets


     Cash
$
452
     A/R Stockholder and Other

3,721



Investments in Mutual Funds

8,824
                 Total Assets
$
12,997



LIABILITIES AND STOCKHOLDERS' EQUITY:





Current Liabilities


   Advance from Stockholder
$
1,043
          Total Current Liabilities

1,043



Stockholders' Equity


 Common Stock, No Par Value, 200,000,000 Shares Authorized,
       23,473,117 Issued and Outstanding

680,135
    Additional Paid-In Capital

15,019
    Deficit Accumulated During Development Stage

(683,200)



          Total Stockholders' Equity

11,954



                  Total Liabilities and Stockholders' Equity
$
  12,997






















DIRECT WIRELESS COMMUNICATIONS, INC.





Page 2
(a Development Stage Company)













Statement of Loss






From the Three Months Ended, Six Months Ended and
Period of Inception (April 6, 2001) to June 30, 2002







Three Months
Ended


Six Months
Ended

From Inception (April 6, 2001) to


6/30/2002

6/30/2002

6/30/2002







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


97,372

160,411

683,526







Net Loss Before Provision for Federal Income Tax
$
(97,046)
$
(160,085)
$
(683,200)







Provision for Federal Income Tax

0

0

0







Net Loss
$
(97,046)
$
(160,085)
$
(683,200)














Average Outstanding Shares
$
22,591,237
$
22,473,104
$
11,217,092







Loss Per Share
$
(.00)
$
(.00)
$
(.05)




DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Statement of Changes in Stockholders' Equity
From the Date of Inception (April 6, 2001) to June 30, 2002


Page 3



























Deficit









Accumulated



Common Stock

Additional

During




Shares


Amount

Paid-In Capital

Development Stage


Total
Balance - Beginning of Period
0
$
0
$
0
$
0
$
0










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

0

(160,085)

(160,085)










Balance - End of Period
23,473,117
$
680,135
$
15,019
$
(683,200)
$
11,954
















DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)




Page 4
Statement of Cash Flows




From the Date of Inception (April 6, 2001) to June 30, 2002







Six Months
Ended

From Inception (April 6, 2001) to


6/30/2002

6/30/2002
Cash Flows From Operating Activities





Net Loss

$
(160,085)
$
(683,200)

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

Advance from Shareholder

(1,200)

7,843

          Net Cash Provided (Used) by Financing Activities

70,650

263,274





          Net Increase (Decrease) in Cash

2,746

452





Cash, at Beginning of Period

(2,294)

0





Cash, at End of Period
$
452
$
452





Non-Cash Transactions:









Services Contributed for Administration
$
0
$
15,019





Stock Issued for Professional and Consulting Services
$
98,709
$
414,205







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

Note E - Federal Income Taxes

At June 30, 2002, the Company had net operating loss carryforwards totaling $586,154 which expire in 2021. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance

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

Page 8

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


PART II-OTHER INFORMATION


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

Item 5.  Other Matters.

	There are no other matters upon which the Company is reporting.

PART II-OTHER INFORMATION (CONTINUED)						Page 9

Item 6.  Exhibits and Reports on Form 8-K.


(a) No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						Direct Wireless Communications, Inc.
						Registrant

	Date: June 30, 2002			s. Robert S. Braswell IV
						Printed Name Robert S. Braswell IV
Title President

	Date: June 30, 2002			s. W. Steven Walker
						Printed Name W. Steven Walker
						Title Secretary