Form 10QSB
period 2002-09-30
DIRECT WIRELESS COMMUNICATIONS INC
filed 2002-11-14
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 2002
                                         ------------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _________________ to _________________

                        Commission file number 333-62216
                                               ---------

                      DIRECT WIRELESS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


                   TEXAS                                 74-3002154
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)


                   2068 N. VALLEY MILLS DR. WACO, TEXAS 76710
               (Address of principal executive offices) (Zip Code)


                                 (512) 583-4500
                           (Issuer's telephone number)


                                       N/A
                                (Former address)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,820,564
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATIONS                                     Page
                                                                           ----

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

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 1
(a Development Stage Company)

Balance Sheet
September 30, 2002

ASSETS:                                                                9/30/2002
                                                                       ---------
Current Assets
     Cash                                                             $      20
     A/R Stockholder and Other                                            6,200
                                                                      ---------
                 Total Assets                                         $   6,220
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

          Total Current Liabilities                                   $       0
                                                                      ---------
Stockholders' Equity
 Common Stock, No Par Value, 200,000,000 Shares Authorized,             775,226
       24,820,564 Issued and Outstanding
    Additional Paid-In Capital                                           15,019
    Deficit Accumulated During Development Stage                       (784,025)
                                                                      ---------
          Total Stockholders' Equity                                      6,220
                                                                      ---------
                  Total Liabilities and Stockholders' Equity          $   6,220
                                                                      =========

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 2
(a Development Stage Company)

Statement of Loss
From the Three Months Ended, Nine Months Ended and
Period of Inception (April 6, 2001) to September 30, 2002


                                                    Three Months         Nine Months       From Inception
                                                        Ended               Ended         (April 6, 2001) to
                                                      9/30/2002           9/30/2002           9/30/2002
                                                   -------------        --------------    -------------------
Revenue                                            $        201        $        527       $        527

Expenses
     Advertising                                             49               2,789              2,789
     Bank Charges                                            53                  73                 73
     Stock Transaction Fees                               1,490               4,071              4,071
     Entertainment and Meals                                  0                 339                339
     Professional and Consulting Fees                    95,921             194,315            516,682
     License Fees                                         1,235              43,445            220,425
     Administrative Fees                                      0               5,100             20,119
     Outside Services                                       796                 796              3,528
     Office Expense                                         311               1,269              3,799
     Other                                                    0               7,000              7,215
     Postage and Delivery                                    37                  37              1,023
     Telephone                                              199                 948              1,771
     Travel                                                   0                 129                685
     Repairs and Maintenance                                  0                   0                 55
     Insurance                                                0                   0                182
     Dues and Subscriptions                                 500                 400                800
     Auto Expense                                             0                   0                271
     Rent                                                   435                 725                725
                                                   ------------        ------------       ------------
                                                        101,026             261,436            784,552

Net Loss Before Provision for Federal Income Tax   $   (100,825)       $   (260,909)      $   (784,025)

Provision for Federal Income Tax                              0                   0                  0
                                                   ------------        ------------       ------------
Net Loss                                           $   (100,825)       $   (260,909)      $   (784,025)
                                                   ============        ============       ============
Average Outstanding Shares                           24,820,564          23,255,591         13,240,749
                                                   ============        ============       ============
Loss Per Share                                     $       (.00)       $       (.01)      $       (.06)
                                                   ============        ============       ============

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 3
(a Development Stage Company)

Statement of Changes in Stockholders' Equity
From the Date of Inception (April 6, 2001) to September 30, 2002


                                                                                         Deficit
                                                                                       Accumulated
                                                    Common Stock         Additional       During
                                             ------------------------      Paid-In      Development
                                               Shares         Amount       Capital         Stage          Total
                                              ----------     --------      -------        ---------     ---------
Balance - Beginning of Period                          0     $      0      $     0        $       0     $       0

Contributed Services                                   0            0       15,019                0        15,019

Stock Issued for Cash                          2,001,650      168,645            0                0       168,645

Stock Issued to Direct Wireless Corporation   10,138,975            0            0                0             0

Stock Issued to Officers                       7,000,000            0            0                0             0

Stock Issued for Services                      2,213,995      315,496            0                0       315,496

Stock Held In Escrow                              77,500            0            0                0             0

Cash Received for Sale of Escrowed Shares         22,500        9,335            0                0         9,335

Net Loss                                               0            0            0         (523,116)     (523,116)
                                              ----------     --------      -------        ---------     ---------
Balance - December 31, 2001                   21,454,620     $493,476      $15,019        $(523,116)    $ (14,621)
                                              ----------     --------      -------        ---------     ---------

Stock Issued to Officers as Loan Fees            100,000        7,000            0                0         7,000

Stock Issued for Cash                            467,500       89,650            0                0        89,650

Services for Escrowed Shares                           0        4,650            0                0         4,650

Stock Issued for Services                      2,798,444      180,450            0                0       180,450

Net Loss                                               0            0            0         (260,909)     (260,909)
                                              ----------     --------      -------        ---------     ---------
Balance - End of Period                       24,820,564     $775,226      $15,019        $(784,025)    $   6,220
                                              ==========     ========      =======        =========     =========

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 4
(a Development Stage Company)

Statement of Cash Flows
From the Date of Inception (April 6, 2001) to September 30, 2002

                                                                                       From Inception
                                                                     Nine Months       (April 6, 2001)
                                                                        Ended                to
                                                                      9/30/2002          9/30/2002
                                                                      ---------         ------------
Cash Flows From Operating Activities
         Net Loss                                                     $(260,909)         $(784,025)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activities:
                   Services Contributed                                       0             15,019
                   Services Provided for Stock                          192,100            507,596
                   Loss On Investments                                        0                218
           Decrease in Accounts Payable                                  (6,507)                 0
           Increase in Other Receivable                                  (5,000)            (5,000)
                                                                      ---------          ---------
                  Net Cash Provided (Used) by Operating Activities      (80,316)          (266,192)

Cash Flows From Investing Activities
         Sale (Purchase) of Mutual Funds                                  8,825               (218)
                                                                      ---------          ---------
                   Net Cash Provided (Used) by Investing Activities       8,825               (218)

Cash Flows From Financing Activities
         Cash from Sale of Stock                                         89,649            267,630
         Advance from Direct Wireless Corporation                        (5,601)                 0
         Advance from Shareholder                                       (10,243)            (1,200)
                                                                      ---------          ---------
                   Net Cash Provided (Used) by Financing Activities      73,805            266,430

          Net Increase (Decrease) in Cash                                 2,314                 20

Cash, at Beginning of Period                                             (2,294)                 0
                                                                      ---------          ---------

Cash, at End of Period                                                $      20          $      20
                                                                      =========          =========
Non-Cash Transactions:
----------------------

Services Contributed for Administration                               $       0          $  15,019
                                                                      =========          =========

Stock Issued for Professional and Consulting Services                 $ 192,100          $ 507,596
                                                                      =========          =========

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 5
(a Development Stage Company)

Notes to Financial Statements
September 30, 2002

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

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are prepared as of September 30, 2002, which is an interim reporting period for the Company. The Company's fiscal year ends on the last day of the calendar year for financial reporting purposes. The Company's fiscal year will be ending as of December 31, 2002.

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

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could differ from those estimates.

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 6
(a Development Stage Company)

Notes to Financial Statements
September 30, 2002

Note B - Related Party Transactions
-----------------------------------

Direct Wireless Corporation provides office space and administrative services to the Company for the period ended September 30, 2002. The estimated value for the services provided totaled $5,100 for the nine months ended September 30, 2002 and are recorded as administrative services in the accompanying financial statements.

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

The accompanying financial statements include $43,445 of license fees expensed that have been paid to Direct Wireless for the nine month period ended September 30, 2002 and $220,425 from inception. No amortization of such fees have occurred during the development stage.

Note D - Escrow Agreement
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of September 30, 2002, the escrow agent has no shares remaining in the escrow fund.

Note E - Federal Income Taxes
-----------------------------

At September 30, 2002, the Company had net operating loss carryforwards totaling $784,025 which expire in 2021. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

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

PART II--OTHER INFORMATION (CONTINUED)                                   Page 9

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

                                            Direct Wireless Communications, Inc.
                                            Registrant

         Date: September 30, 2002           /s/ Robert S. Braswell IV
                                            ----------------------------------
                                            Printed Name Robert S. Braswell IV
                                            Title President

         Date: September 30, 2002          /s/ W. Steven Walker
                                            ----------------------------------
                                            Printed Name W. Steven Walker
                                            Title Secretary