Form 10KSB
period 2002-12-31
DIRECT WIRELESS COMMUNICATIONS INC
filed 2003-03-31
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

       [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                      DIRECT WIRELESS COMMUNICATIONS, INC.
               (Name of small business corporation in its charter)

           TEXAS                                                74-3002154
----------------------------                               ---------------------
(State or other jurisdiction                                (I.R.S. Employer
      of incorporation)                                    Identification No.)

2068 N. Valley Mills Drive Waco, Texas                          76710
--------------------------------------                 -----------------------

                    Issuer's telephone number (512) 583-4500
         Securities registered under Section 12(g) of the Exchange Act:

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices for such stock, as of a specified date within the past 90 days. $1,192,823 as at January 31, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 29,820,564 at January 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ___, No X

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

THE TECHNOLOGY WE WILL MARKET AND SUBLICENSE.

GENERAL DESCRIPTION OF THE TECHNOLOGY.

We have acquired from Direct Wireless Corporation the right to market and sublicense the technology covered by three patents, No. 5,995,849 issued on November 30, 1999, No. 6,141,531 issued on October 31, 2000, and No. 6,374,078 issued on April 16, 2002 and a fourth patent application #10/0632283 filed on April 8, 2002. Expenditures by Direct Wireless Corporation for patent costs have been $ 85,284.26. These patents relate to a new wireless communication system (named Timed Shared Full Duplex) that uses radio frequencies for transmitting and receiving voice and data signals. The technology covered by the patents uses a self-contained radio network with several different routes for the wireless signals to take within that network and many different routes to connect that self-contained network to other outside networks.

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

THE LICENSING AGREEMENT WITH DIRECT WIRELESS CORPORATION.

The technology licensing agreement under which we have acquired the rights to market and sublicense the technology in the territory of the United States provides that we shall pay to Direct Wireless Corporation an initial license fee of 1,448,425 shares of our common stock (10,138,975 as adjusted for a subsequent 7-1 stock split) and the sum of ten million dollars. The shares of common stock were delivered to Direct Wireless Corporation on September 26, 2001 and distributed by that company on October 17, 2001 as a stock dividend to its stockholders of record on May 15, 2001. We have already paid Direct Wireless Corporation $224,539. The remaining $9,775,461 must be paid according to the terms of the license agreement, which requires us to pay on a quarterly basis sixty percent (60%) of the all our revenues until the license fee is paid in full. In addition to the initial license fee, we must also pay a royalty in the amount of thirty percent of all royalty fees we receive from marketing or sublicensing the technology. The technology license agreement is for an initial term of ten (10) years. Direct Wireless Corporation has two (2) renewal options of ten (10) years each.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We share approximately 1,100 square feet of office space at 2068 N. Valley Mills Dr. Waco, Texas 76710 with Direct Wireless Corporation. The monthly rental is $672.00, which is paid by Direct Wireless Corporation. We believe that the facilities we share are adequate for the foreseeable future. At the present time, we do not own any communications equipment. Direct Wireless Communication Inc. records $425 per month in administrative fees, which includes rent.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Our common stock is traded on the OTC Bulletin Board; symbol DWCM. The range of bids for our common stock, as reported on Bloomberg.com during the quarter ended December 31, 2002, was a high of $0.10 and a low of $0.02.

(b) At December 31, 2002, there were 379 holders of record of our common stock.

(c) We have not paid any cash dividends since inception.

ITEM 6. PLAN OF OPERATION.

At the present time, our cash requirements for operations are limited. We currently pay no cash compensation to our officers and directors. We are using office space provided at no charge by Direct Wireless Corporation.

Our present plans are to make a private placement of our common stock to accredited investors under Regulation D promulgated under the Securities Act of 1933 to raise funds to pay Direct Wireless Corporation for the purpose of conducting field tests of the electronic components and circuitry specified in the completed systems specification analysis. To begin any operations, however, it will be necessary for us to raise additional funds in the next twelve months.

Management also recognizes the current market conditions and will in addition to the above seek to acquire or merge with an operating company in order to enhance shareholder value become an operating company and take advantage of current economic conditions to add value to under priced profitable companies.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors are:


NAME                       AGE     POSITION
Bill G. Williams           68      Chief Executive Officer and Chairman of the Board

Robert S. Braswell, IV     47      President, Director

Jerry W. Petermann         52      Director

W. Steven Walker           52      Secretary, Director


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

            NAME                                      PROPOSED SALARY
            ----                                      ---------------
            Bill G. Williams                              $100,000
            Robert S. Braswell, IV                         100,000





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At December 31, 2001, the following persons were beneficial owners of 5% or more of our common stock.

                                 AMOUNT AND NATURE
NAME AND ADDRESS              OF BENEFICIAL OWNERSHIP          PERCENT OF CLASS
----------------              -----------------------          ----------------
Shirley Williams               3,584,438 Direct                      12.02%
4800 Ridgeview
Waco, TX 76710

Bill G. Williams               3,584,438 Indirect (1)                12.02%
2068 N valley Mills Dr
Waco, TX 76710

Robert S. Braswell IV          2,602,153 Direct (2)                  08.73%
2068 N Valley Mills Dr.          780,000 Indirect (3)                 2.62%
Waco, TX 76710

--------------
(1) These shares are owned of record by Shirley Williams, Mr. Williams' wife.
(2) Includes 11,667 shares are owned by Mr. Braswell and his wife as joint tenants.
(3) Includes 226, 676 shares are owned by Mr. Braswell's wife, 140,000 shares owned by a corporation controlled by Mr. Braswell and 413,324 shares owned by his minor children.

Our officers and directors own shares of our common stock as shown in the following table.

                                NUMBER OF SHARES
NAME AND POSITION              BENEFICIALLY OWNED              PERCENT OF CLASS
-----------------              ------------------              ----------------
Bill G. Williams               3,584,438 Indirect                    12.02%
Chairman and CEO
2068 N valley Mills Dr
Waco, TX 76710

Robert S. Braswell IV          2,602,153 Direct                       8.73%
President and Director           780,000 Indirect                     2.62%
2068 N valley Mills Dr
Waco, TX 76710

Jerry W. Petermann             1,400,000 Direct                       4.69%
Director
P.O. Box 890
Pflugerville, TX 78691

W. Steven Walker               1,376,536 Direct                       4.62%
Secretary, Treasurer
And Director
223 E. College
Grapevine, TX 76051

All officers and directors as 9,743,127                              32.67%
a group (four persons)

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

23. Consent of Darilek, Butler & Co., P.C., certified public accountants.

(B) REPORTS ON FORM 8-K. None.

                      DIRECT WIRELESS COMMUNICATIONS, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



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

Statement of Changes in Stockholders' Equity                   F-5

Statement of Cash Flows                                        F-6

Notes to Financial Statements                                  F-7

                           DARILEK, BUTLER & CO., P.C.
                         2702 N. Loop 1604 E., Suite 202
                            San Antonio, Texas 78232
                               210-979-0055 phone
                                210-979-0058 fax


INDEPENDENT AUDITORS' The Board of Directors
Direct Wireless Communications, Inc.
San Antonio, Texas

We have audited the accompanying balance sheet of Direct Wireless Communications, Inc. (a Development Stage Company) as of December 31, 2002 and the related statements of income and cash flows for the year ended December 31, 2002 and the period from inception (April 6, 2001) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Direct Wireless Communications, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the initial period then ended in conformity with accounting principles generally accepted in the United States of America, consistently applied.

"Darilek, Butler & Co., P.C."

San Antonio, Texas
February 25, 2003

DIRECT WIRELESS COMMUNICATIONS, INC.                                    Page 2
(A Development Stage Company)
Balance Sheet
December 31, 2002

                                                                                          2002
                                                                                     ---------------
ASSETS:

Current Assets
     Cash                                                                            $             79
                                                                                      ----------------
          Total Current Assets                                                                     79
                                                                                      ----------------

Other Assets

     Accounts Receivable - Stockholders                                                         1,200
     Accounts Receivable - Sale of Escrow Shares                                                1,840
     Accounts Receivable - Related Party                                                       15,500
                                                                                      ----------------
                                                                                               18,540
                                                                                      ----------------
          Total Assets                                                               $         18,619
                                                                                      ================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Accounts Payable - Trade                                                        $          8,417
                                                                                      ----------------
          Total Current Liabilities                                                             8,417
                                                                                      ----------------
          Total Liabilities                                                                     8,417
                                                                                      ----------------

Stockholders' Equity

    Common Stock, No Par Value, 200,000,000 Shares Authorized 29,820,564 Shares
         Issued and Outstanding                                                               853,666
    Additional Paid-In Capital                                                                 35,419
    Deficit Accumulated During Development Stage                                             (878,883)
                                                                                      ----------------
          Total Stockholders' Equity                                                           10,202
                                                                                      ----------------
          Total Liabilities and Stockholders' Equity                                 $         18,619
                                                                                      ================





The Accompanying Notes are an Integral Part of These Financial Statements.

DIRECT WIRELESS COMMUNICATIONS, INC.                                   Page 3
(A Development Stage Company)
Statements of Loss
For the Year Ended December 31, 2002 and the Period from April 6, 2001 (Date of Inception) to December 31, 2002

                                                                                                            April 6, 2001
                                                                                          Year Ended        (Inception) to
                                                                                         December 31,        December 31,
                                                                                             2002                2002
                                                                                        ---------------     ---------------
Revenues
     Capital Gain (Loss) on Sale of Assets                                            $            198    $            (20)
     Dividend Income                                                                                56                  64
     Miscellaneous Income                                                                          326                 326
                                                                                        ---------------     ---------------
Total Revenues                                                                                     580                 370
                                                                                        ---------------     ---------------

Expenses
     Administrative Fees                                                                        20,400              35,419
     Advertising                                                                                 3,070               3,070
     Auto Expense                                                                                    0                 271
     Bank Charges                                                                                  100                 100
     Dues and Subscriptions                                                                        400                 800
     Insurance                                                                                      94                 276
     License Fees                                                                               47,560             224,539
     Federal Grading
     Meals and Entertainment                                                                       340                 340
     Office Expense                                                                              2,360               4,891
     Other Expense                                                                                 114                 118
     Outside Services                                                                            1,484               4,216
     Postage and Delivery                                                                        1,079               2,065
     Professional and Consulting Fees                                                          268,960             591,327
     Rent Expense                                                                                1,160               1,160
     Repairs and Maintenance                                                                         0                  55
     Stock Transaction Fees                                                                      8,085               8,085
     Telephone                                                                                   1,013               1,836
     Travel                                                                                        129                 685
                                                                                        ---------------     ---------------
          Total Expenses                                                                       356,348             879,253
                                                                                        ---------------     ---------------
Net Loss Before Provision for Federal Income Tax                                              (355,768)           (878,883)

Provision For Federal Income Tax                                                                     0                   0
                                                                                        ---------------     ---------------
Net Loss                                                                              $       (355,768)    $      (878,883)
                                                                                        ===============     ===============


Average Outstanding Shares                                                                  24,427,041          16,636,740

Loss Per Share                                                                        $          (0.01)    $         (0.05)




   The Accompanying Notes are an Integral Part of These Financial Statements.

DIRECT WIRELESS COMMUNICATIONS, INC.                                    Page 4
Statement of Changes in Stockholders' Equity
For the Period from April 6, 2001 (Date of
Inception) to December 31, 2002

                                                                                                Deficit
                                                                                              Accumulated
                                                       Common Stock            Additional        During            Total
                                                ----------------------------    Paid-In       Development       Stockholders'
                                                   Shares          Amount       Capital          Stage            Equity
                                                ---------------  -----------  -------------  ----------------  ---------------
Balance - April 6, 2001 (Inception)                          0 $          0 $            0 $               0 $              0
Contributed Services                                         0            0         35,419                 0           35,419
Stock Issued for Cash                                2,469,150      256,455              0                 0          256,455
Stock Issued to Direct Wireless Corporation         10,138,975            0              0                 0                0
Stock Issued to Officers                             7,100,000            0              0                 0                0
Stock Issued for Services                            5,812,439      563,596              0                 0          563,596
Stock Held In Escrow                                 3,257,000            0              0                 0                0
Cash Received for Sale of Escrowed Shares            1,043,000       33,615              0                 0           33,615
Net Loss                                                     0            0              0         (878,883)         (878,883)
                                                ---------------  -----------  -------------  ----------------  ---------------
Balance - December 31, 2002                         29,820,564 $    853,666 $       35,419 $       (878,883) $         10,202
                                                ===============  ===========  =============  ================  ===============







   The Accompanying Notes are an Integral Part of These Financial Statements.

DIRECT WIRELESS COMMUNICATIONS, INC.                                   Page 5
(a Development Stage Company)
Statement of Cash Flows
From the Date of Inception (April 6, 2001) to December 31, 2002



Cash Flows From Operating Activities
         Net Loss                                                             $          (878,883)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activities:
                   Services Contributed                                                     35,419
                   Services Provided for Stock                                             563,596
                   Loss On Investments                                                          20
           Increase in:
               Accounts Payable                                                              8,417
                                                                                  -----------------
                  Net Cash Provided (Used) by Operating Activities                       (271,431)

Cash Flows From Investing Activities
         Sale of Mutual Funds                                                                9,023
         Purchase of Mutual Funds                                                          (9,043)
                                                                                  -----------------
                   Net Cash Provided (Used) by Investing Activities                           (20)

Cash Flows From Financing Activities
         Cash from Sale of Stock                                                           290,070
         Advance to Direct Wireless Corporation                                           (15,500)
         Advance to Shareholder and Broker                                                 (3,040)
                                                                                  -----------------
                   Net Cash Provided (Used) by Financing Activities                        271,530

          Net Increase (Decrease) in Cash                                                       79

Cash, at Beginning of Period                                                                     0
                                                                                  -----------------

Cash, at End of Period                                                        $                 79
                                                                                  =================




Non-Cash Transactions:
----------------------

Services Contributed for Administration                              $ 35,419
                                                                     ========

Stock Issued for Professional and Consulting Services                $563,596
                                                                     ========

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 6
(a Development Stage Company)

Notes to Financial Statements
December 31, 2002

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

DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 7
(a Development Stage Company)

Notes to Financial Statements
December 31, 2002

NOTE B - RELATED PARTY TRANSACTIONS
-----------------------------------

Direct Wireless Corporation provided office space and administrative services to the Company for the period ended December 31, 2002. The estimated value for the services provided totaled $20,400 for the year ended December 31, 2002 and $35,419 from inception (April 6, 2001) until December 31, 2002 and are recorded as administrative services in the accompanying financial statements.

NOTE C - LICENSE FEES EXPENSE - LICENSE AGREEMENT
-------------------------------------------------

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

The accompanying financial statements include $47,560 of license fees expensed for the year ended December 31, 2002 and $224,539 expensed from inception (April 6, 2001) until December 31, 2002.


NOTE D - ESCROW AGREEMENT
-------------------------

During the period from inception until December 31, 2002, the Company established an irrevocable escrow agreement with a brokerage firm. During this period, five stockholders, none of whom were officers, directors, or affiliates, deposited an aggregate of 6,000,000 shares into the escrow fund. The escrow agent distributed 1,700,000 shares to a brokerage firm as fees for investment services and sold 1,043,000 shares for $33,615. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of December 31, 2002, the escrow agent has 3,257,000 shares remaining in the escrow fund.

DIRECT WIRELESS COMMUNICATIONS, INC.                                    Page 8
(a Development Stage Company)

Notes to Financial Statements
December 31, 2002

NOTE E - FEDERAL INCOME TAXES
-----------------------------

At December 31, 2002, the Company had net operating loss carryforwards totaling $878,883 which expire in 2022. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

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



/s/ Bill G. Williams           Chief Executive Officer                     March 28, 2003
--------------------------     Chairman of Board of Directors
    Bill G. Williams           CEO/CBD

/s/ Robert S. Braswell, IV     President, Treasurer, Chief Financial       March 28, 2003
--------------------------     Officer, Chief Accounting Officer
    Robert S. Braswell, IV     Director

/s/ W. Steven Walker           Secretary                                   March 28, 2003
--------------------------     Office, Secretary
    W. Steven Walker           Director


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

24. Certification of Chief Financial Officer Page E-3

(B) Reports on Form 8-K. None.