Form 10KSB/A
period 2002-12-31
DIRECT WIRELESS COMMUNICATIONS INC
filed 2003-05-02
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                  FORM 10-KSB/A


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                        -----------------

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                      DIRECT WIRELESS COMMUNICATIONS, INC.
               ---------------------------------------------------
               (Name of small business corporation in its charter)

            TEXAS                                        74-3002154
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

                  2068 N. Valley Mills Drive Waco, Texas 76710
                  --------------------------------------------

                    Issuer's telephone number (512) 583-4500
                                              --------------

         Securities registered under Section 12(g) of the Exchange Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                      ------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 0.00
                                                         ------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices for such stock, as of a specified date within the past 90
days.                                      $1,192,823 as at January 31, 2003.
                                           ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                            29,820,564 at January 31, 2003.
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ], No [X]

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

23. Consent of Darilek, Butler & Co., P.C., certified public accountants.

(B) REPORTS ON FORM 8-K. None.



ITEM 14 CONTROLS AND PROCEDURES

(a) Our principal executive officer and chief financial officer have determined that our disclosure controls ands procedures are adequate and effective based on their evaluation of them as at March 28,2003.

(b) There were not any significant changes in our internal controls or other factors that could significantly affect these controls after March 28, 2003

                      DIRECT WIRELESS COMMUNICATIONS, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



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

/s/ Bill G. Williams                Chief Executive Officer                     May 1, 2003
--------------------------          Chairman of Board of Directors
    Bill G. Williams                CEO/CBD


/s/ Robert S. Braswell, IV          President, Treasurer, Chief Financial       May 1, 2003
--------------------------          Officer, Chief Accounting Officer
    Robert S. Braswell, IV          Director


/s/ W. Steven Walker                Secretary                                   May 1, 2003
--------------------------          Office, Secretary
    W. Steven Walker                Director

                                    CERTIFICATIONS

I Robert S. Braswell IV, certify that:

1. I have reviewed this annual report on Form 10-KSB of Direct Wireless Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 1, 2003

/s/ Robert S. Braswell IV
---------------------------------------
Robert S. Braswell IV
President, Chief Financial Officer and
  Chief Accounting Officer