Form 10QSB
period 2003-03-31
DIRECT WIRELESS COMMUNICATIONS INC
filed 2003-05-14
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 2003
                                       --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,825,564
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                            Page

            Balance Sheet                                                     1

            Statement of Loss and Accumulated Deficit                         2

            Statement of Changes in Stockholders' Equity                      3

            Statement of Cash Flows                                           4

            Notes to Financial Statements                                   5-6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7

PART II     OTHER INFORMATION

Item 1.     Recent Developments in Legal Proceedings                          8

Item 2.     Changes in Securities                                             8

Item 3.     Defaults upon Senior Securities                                   8

Item 4.     Submission of Matters to a Vote of Security Holders               8

Item 5.     Other Information                                                 8

Item 6.     Exhibits and Reports in Form 8-K                                  9

            Signatures                                                        9

            Certifications                                                10-12

DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 1
(A Development Stage Company)
Balance Sheet
March 31, 2003


                                                                                   3/31/03
                                                                                  ---------
ASSETS:

Current Assets
     Cash                                                                         $   8,854
                                                                                  ---------
          Total Current Assets                                                        8,854
                                                                                  ---------

Other Assets
     Accounts Receivable - Stockholders                                               1,200
     Accounts Receivable - Sale of Escrow Shares                                      5,179
     Accounts Receivable - Related Party                                                  0
                                                                                  ---------
                                                                                      6,379
                                                                                  ---------
          Total Assets                                                            $  15,233
                                                                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Accounts Payable - Trade                                                     $   5,665
                                                                                  ---------
          Total Current Liabilities                                                   5,665
                                                                                  ---------
          Total Liabilities                                                           5,665
                                                                                  ---------

Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized 29,825,564
Shares
         Issued and Outstanding                                                     878,243
    Additional Paid-In Capital                                                       40,519
    Deficit Accumulated During Development Stage                                   (909,194)
                                                                                  ---------
          Total Stockholders' Equity                                                  9,568
                                                                                  ---------
          Total Liabilities and Stockholders' Equity                              $  15,233
                                                                                  =========


DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 2
(A Development Stage Company)
Statements of Loss


                                                                                                          April 6,
                                                                                                            2001
                                                                                                         (Inception)
For the Quarter Ended March 31, 2003 and                                     Quarter Ended                   to
the Period from April 6, 2001 (Date of Inception) to March 31, 2003             March 31,                 March 31,
                                                                                  2003                       2003
                                                                              ------------               ------------
Revenues
     Capital Gain (Loss) on Sale of Assets                                    $          0               $        (20)
     Dividend Income                                                                     0                         64
     Miscellaneous Income                                                                0                        326
                                                                              ------------               ------------
Total Revenues                                                                           0                        370
                                                                              ------------               ------------

Expenses
     Administrative Fees                                                             5,100                     40,519
     Advertising                                                                         0                      3,070
     Auto Expense                                                                        0                        271
     Bank Charges                                                                      202                        302
     Dues and Subscriptions                                                             59                        859
     Insurance                                                                           0                        276
     License Fees                                                                   15,500                    240,039
     Meals and Entertainment                                                            17                        357
     Office Expense                                                                    254                      5,145
     Other Expense                                                                     427                        545
     Outside Services                                                                  488                      4,704
     Postage and Delivery                                                               71                      2,136
     Professional and Consulting Fees                                                6,240                    597,567
     Rent Expense                                                                      290                      1,450
     Repairs and Maintenance                                                           184                        239
     Stock Transaction Fees                                                            343                      8,428
     Telephone                                                                          32                      1,868
     Travel                                                                          1,104                      1,789

                                                                              ------------               ------------
          Total Expenses                                                            30,311                    909,564
                                                                              ------------               ------------
Net Loss Before Provision for Federal Income Tax                                   (30,311)                  (909,194)
Provision For Federal Income Tax                                                         0                          0
                                                                              ------------               ------------
Net Loss                                                                      $    (30,311)              $   (909,194)
                                                                              ============               ============

Average Outstanding Shares                                                      29,821,120                 18,262,212

Loss Per Share                                                                $      (0.00)              $      (0.05)


DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 3

Statement of Changes in Stockholders' Equity
For the Period from April 6, 2001 (Date of Inception) to March 31, 2003


                                                                                                 Deficit
                                                                                               Accumulated
                                                      Common Stock              Additional       During           Total
                                                 --------------------------      Paid-In       Development     Stockholders'
                                                    Shares         Amount        Capital          Stage           Equity
                                                 -----------     ----------     ----------     -----------     -------------

Balance - April 6, 2001 (Inception)                        0     $        0     $        0     $        0      $        0

Contributed Services                                       0              0         40,519              0          40,519

Stock Issued for Cash                              2,469,150        256,455              0              0         256,455

Stock Issued to Direct Wireless Corporation       10,138,975              0              0              0               0

Stock Issued to Officers                           7,100,000              0              0              0               0

Stock Issued for Services                          5,817,439        563,746              0              0         563,746

Stock Held In Escrow                               2,406,000              0              0              0               0

Cash Received for Sale of Escrowed Shares          1,894,000         58,042              0              0          58,042

Net Loss                                                   0              0              0       (909,194)       (909,194)

                                                  ----------     ----------     ----------     ----------      ----------
Balance - March 31, 2003                          29,825,564     $  878,243     $   40,519     $ (909,194)     $    9,568
                                                  ==========     ==========     ==========     ==========      ==========


DIRECT WIRELESS COMMUNICATIONS, INC.                                     Page 4
(a Development Stage Company)

Statement of Cash Flows
From the Date of Inception (April 6, 2001) to March 31, 2003


                                                                                                         From
                                                                                                       Inception
                                                                                Three Months           (April 6,
                                                                                    Ended               2001) to
                                                                                  3/31/2003            3/31/2003
                                                                                  ---------            ---------
Cash Flows From Operating Activities
         Net Loss                                                                 $ (30,311)           $(909,194)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activities:
                   Services Contributed                                               5,100               40,519
                   Services Provided for Stock                                          150              563,746
                   Loss On Investments                                                    0                    0
           Decrease in Accounts Payable                                              (2,752)               5,665
           Increase in Other Receivable                                                   0                    0
                                                                                  ---------            ---------
                   Net Cash Provided (Used) by Operating Activities                 (27,813)            (299,264)

Cash Flows From Investing Activities
        Sale (Purchase) of Mutual Funds                                                   0                    0
                                                                                  ---------            ---------
                   Net Cash Provided (Used) by Investing Activities                       0                    0

Cash Flows From Financing Activities
        Cash from Sale of Stock                                                      24,427              314,497
        Advance from Direct Wireless Corporation                                     15,500                    0
        Advance (to) from Shareholder and Broker                                     (3,339)              (6,379)
                                                                                  ---------            ---------
                   Net Cash Provided (Used) by Financing Activities                  36,588              308,118

        Net Increase (Decrease) in Cash                                               8,775                8,854

Cash, at Beginning of Period                                                             79                    0
                                                                                  ---------            ---------

Cash, at End of Period                                                            $   8,854            $   8,854
                                                                                  =========            =========

Non-Cash Transactions:
----------------------

Services Contributed for Administration                                           $   5,100            $  40,519
                                                                                  =========            =========

Stock Issued for Professional and Consulting Services                             $     150            $ 563,746
                                                                                  =========            =========


DIRECT WIRELESS COMMUNICATIONS, INC.                                      Page 5
(a Development Stage Company)

Notes to Financial Statements
March 31, 2003

Note A - Summary of Significant Accounting Policies
---------------------------------------------------

NATURE OF OPERATIONS AND DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

Direct Wireless Communications, Inc. (the Company) has been in the development stage since the date of incorporation on April 6, 2001. The Company is primarily engaged in the activity of developing technology for a wireless telephone system. On May 15, 2001, the Company entered into a Technology Licensing Agreement with Direct Wireless Corporation (Direct Wireless). Under this agreement, Direct Wireless Communications was granted a license to market and/or sublicense in the United States the wireless telephone communications technology on which Direct Wireless holds the patents. The Company has not yet begun operations. Upon completion of the working prototype telephone employing the technology, the Company intends to market and sublicense the technology primarily to existing service providers who desire to extend their services to sparsely settled areas or to public utilities who have customers in such areas and desire to provide wireless services to them.

BASIS OF ACCOUNTING

The financial statements of the Company have been prepared on the accrual basis of accounting. As such, revenue is recognized as earned and expenses are recorded when accrued. This basis of accounting conforms to generally accepted accounting principles.

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are prepared as of March 31, 2003, which is an interim reporting period for the Company. The Company's fiscal year ends on the last day of the calendar year for financial reporting purposes. The Company's fiscal year will be ending as of December 31, 2003.

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

Notes to Financial Statements
March 31, 2003

Note B - Related Party Transactions
-----------------------------------

Direct Wireless Corporation provides office space and administrative services to the Company for the period ended March 31, 2003. The estimated value for the services provided totaled $5,100 for the three months ended March 31, 2003 and are recorded as administrative services in the accompanying financial statements.

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

The accompanying financial statements include $15,500 of license fees expensed that have been paid to Direct Wireless for the three-month period ended March 31, 2003 and $240,039 from inception. No amortization of such fees have occurred during the development stage.

Note D - Escrow Agreement
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of March 31, 2003, the escrow agent has 2,406,000 shares remaining in the escrow fund.

Note E - Federal Income Taxes
-----------------------------

At March 31, 2003, the Company had net operating loss carryforwards totaling $909,194, which expire in 2023. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

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

                                            Direct Wireless Communications, Inc.
                                            Registrant

         Date: May 12, 2003                 /s/ Robert S. Braswell IV
                                            ------------------------------------
                                            Printed Name Robert S. Braswell IV
                                            Title President

         Date: May 12, 2003                 /s/ W. Steven Walker
                                            ------------------------------------
                                            Printed Name W. Steven Walker
                                            Title Secretary

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert S. Braswell IV, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Direct Wireless Communications Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 12, 2003

         /s/ Robert S. Braswell IV
         ---------------------------------------------------------------
         Robert S. Braswell IV
         President, Chief Financial Officer and Chief Accounting Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

                  In connection with the form 10-QSB of Direct Wireless Communications Inc. for the quarter ended March 31, 2003, I, Robert S. Braswell IV, President and Chief Financial Officer of Direct Wireless, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

         Such Form 10-QSB for the quarter ended, March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in such Form 10-QSB for the quarter ended, fairly presents March 31, 2003, in all material respects, the financial condition and results of operation of Direct Wireless Communications Inc.

         /s/ Robert S. Braswell IV
         -------------------------------------
         Robert S. Braswell IV
         President and Chief Financial Officer