Form 10QSB
period 2003-06-30
DIRECT WIRELESS COMMUNICATIONS INC
filed 2003-08-14
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended JUNE 30, 2003
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________

                        Commission file number 333-62216
                                               ---------

                      DIRECT WIRELESS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

            TEXAS                                      74-3002154
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                      Identification No.)

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

                                TABLE OF CONTENTS

PART I     Financial Information

Item 1.    Financial Statements                                             Page
                                                                            ----

           Balance Sheet                                                      1

           Statements of Loss and Accumulated Deficit                         2

           Statement of Changes in Stockholders' Equity                       3

           Statements of Cash Flows                                           4

           Notes to Financial Statements                                  5 - 6


Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7

PART II    OTHER INFORMATION

Item 1.    Recent Developments in Legal Proceedings                           8

Item 2.    Changes in Securities                                              8

Item 3.    Defaults upon Senior Securities                                    8

Item 4.    Submission of Matters to a Vote of Security Holders                8

Item 5.    Other Information                                                  8

Item 6.    Exhibits and Reports in Form 8-K                                   9

           Signatures                                                         9

           Certifications                                                 10-12

DIRECT WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)
Balance Sheet
June 30, 2003


                                                                                   6/30/03
                                                                                   -------
ASSETS:

Current Assets
     Cash                                                                         $   9,770
                                                                                  ---------
          Total Current Assets                                                        9,770
                                                                                  ---------
Other Assets
     Accounts Receivable - Stockholders                                               1,200
     Accounts Receivable - Sale of Escrow Shares                                      5,179
     Accounts Receivable - Related Party                                                  0
                                                                                  ---------
                                                                                      6,379
                                                                                  ---------
          Total Assets                                                            $  16,149
                                                                                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Accounts Payable - Trade                                                     $   3,128
                                                                                  ---------
          Total Current Liabilities                                                   3,128
                                                                                  ---------
          Total Liabilities                                                           3,128
                                                                                  ---------
Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized 29,825,564 Shares
         Issued and Outstanding                                                     905,299
    Additional Paid-In Capital                                                       45,618
    Deficit Accumulated During Development Stage                                   (937,896)
                                                                                  ---------
          Total Stockholders' Equity                                                 13,021
                                                                                  ---------
          Total Liabilities and Stockholders' Equity                              $  16,149
                                                                                  =========

DIRECT WIRELESS COMMUNICATIONS, INC.
(A Development Stage Company)
Statements of Loss
For the Quarter Ended June 30, 2003, Six Months Ended
June 30, 2003 and the Period from April 6, 2001 (Date of Inception) to June 30, 2003


                                                              Quarter       Six Months   April 6, 2001
                                                               Ended          Ended      (Inception) to
                                                              June 30,       June 30,       June 30,
                                                                2003           2003           2003
                                                                ----           ----           ----
Revenues
     Capital Gain (Loss) on Sale of Assets                 $          0               0    $        (20)
     Dividend Income                                                  0               0              64
     Miscellaneous Income                                             0               0             326
                                                             ----------      ----------      ----------
Total Revenues                                                        0               0             370
                                                             ----------      ----------      ----------
Expenses
     Administrative Fees                                          5,100          10,200          45,619
     Advertising                                                    507             507           3,577
     Auto Expense                                                     0               0             271
     Bank Charges                                                     8             210             310
     Dues and Subscriptions                                           0              59             859
     Insurance                                                        0               0             276
     License Fees                                                   400          15,900         240,440
     Meals and Entertainment                                          0              17             357
     Office Expense                                                   0             254           5,144
     Other Expense                                                    0             427             545
     Outside Services                                               550           1,038           5,254
     Postage and Delivery                                           203             274           2,339
     Professional and Consulting Fees                            19,363          25,603         616,930
     Rent Expense                                                   290             580           1,740
     Repairs and Maintenance                                          0             184             239
     Stock Transaction Fees                                       1,433           1,776           9,861
     Telephone                                                       32              64           1,900
     Travel                                                         816           1,920           2,605
                                                             ----------      ----------      ----------
          Total Expenses                                         28,702          59,013         938,266
                                                             ----------      ----------      ----------
Net Loss Before Provision for Federal Income Tax                (28,702)        (59,013)       (937,896)
Provision For Federal Income Tax                                      0               0               0
                                                             ----------      ----------      ----------
Net Loss                                                   $    (28,702)   $    (59,013)   $   (937,896)
                                                             ==========      ==========      ==========
Average Outstanding Shares                                   29,825,564      29,826,354      17,613,108

Loss Per Share                                             $      (0.00)   $      (0.00)   $      (0.05)

DIRECT WIRELESS COMMUNICATIONS, INC

Statement of Changes in Stockholders' Equity
For the Period from April 6, 2001 (Date of
Inception) to June 30, 2003

                                                                                               Deficit
                                                                                              Accumulated
                                                    Common Stock               Additional       During            Total
                                                -----------------------         Paid-In       Development       Stockholders'
                                                Shares           Amount         Capital          Stage            Equity
                                                ------           ------         -------          -----            ------
Balance - April 6, 2001 (Inception)                    0     $          0     $          0     $          0      $        0
Contributed Services                                   0                0           45,618                0          45,618
Stock Issued for Cash                          2,469,150          256,455                0                0         256,455
Stock Issued to Direct Wireless Corporation   10,138,975                0                0                0               0
Stock Issued to Officers                       7,100,000                0                0                0               0
Stock Issued for Services                      6,242,439          580,746                0                0         580,746
Stock Held In Escrow                           1,452,000                0                0                0               0
Cash Received for Sale of Escrowed Shares      2,423,000           68,098                0                0          68,098
Net Loss                                               0                0                0         (937,896)       (937,896)
                                              ----------       ----------     ------------      -----------      ----------
Balance - June 30, 2003                       29,825,564       $  905,299     $     45,618      $  (937,896)     $   13,021
                                              ==========       ==========     ============      ===========      ==========

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Statements of Cash Flows
From the Date of Inception (April 6, 2001) to June 30, 2003


                                                                                   From Inception
                                                                      Six Month    (April 6, 2001)
                                                                        Ended            to
                                                                       6/30/2003     6/30/2003
                                                                       ---------     ---------
Cash Flows From Operating Activities
         Net Loss                                                     $ (59,013)     $(937,896)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activities:
                   Services Contributed                                  10,200         45,619
                   Services Provided for Stock                           17,150        580,746
                   Loss On Investments                                        0              0
           Decrease in Accounts Payable                                  (5,289)         3,128
           Increase in Other Receivable                                       0              0
                                                                      ---------      ---------
                  Net Cash Provided (Used) by Operating Activities      (36,952)      (308,403)

Cash Flows From Investing Activities
         Sale (Purchase) of Mutual Funds                                      0              0
                                                                      ---------      ---------
                   Net Cash Provided (Used) by Investing Activities           0              0

Cash Flows From Financing Activities
         Cash from Sale of Stock                                         34,482        324,552
         Advance from Direct Wireless Corporation                        15,500              0
         Advance (to) from Shareholder and Broker                        (3,339)        (5,179)
                                                                      ---------      ---------
                   Net Cash Provided (Used) by Financing Activities      46,643        318,173

          Net Increase (Decrease) in Cash                                 9,691          9,770

Cash, at Beginning of Period                                                 79              0
                                                                      ---------      ---------
Cash, at End of Period                                                $   9,770      $   9,770
                                                                      =========      =========
Non-Cash Transactions:
----------------------

Services Contributed for Administration                               $  10,200      $  45,619
                                                                      =========      =========

Stock Issued for Professional and Consulting Services                 $  17,150      $ 580,746
                                                                      =========      =========

DIRECT WIRELESS COMMUNICATIONS, INC.
(a Development Stage Company)

Notes to Financial Statements
June 30, 2003

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

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are prepared as of June 30, 2003, which is an interim reporting period for the Company. The Company's fiscal year ends on the last day of the calendar year for financial reporting purposes. The Company's fiscal year will be ending as of December 31, 2003.

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

Notes to Financial Statements
June 30, 2003


Note B - Related Party Transactions
-----------------------------------

Direct Wireless Corporation provides office space and administrative services to the Company for the period ended June 30, 2003. The estimated value for the services provided totaled $10,200 for the six months ended June 30, 2003 and are recorded as administrative services in the accompanying financial statements.

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

The accompanying financial statements include $15,900 of license fees expensed that have been paid to Direct Wireless for the six-month period ended June 30, 2003 and $240,439 from inception. No amortization of such fees have occurred during the development stage.

Note D - Escrow Agreement
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of June 30, 2003, the escrow agent has 1,452,000 shares remaining in the escrow fund.

Note E - Federal Income Taxes
-----------------------------

At June 30, 2003, the Company had net operating loss carryforwards totaling $937,806, which expire in 2023. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

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

                                          Direct Wireless Communications, Inc.
                                          Registrant

         Date: July 31, 2003              /s/ Robert S. Braswell IV
                                          ----------------------------------
                                          Printed Name Robert S. Braswell IV
                                          Title President

         Date: July 31, 2003              /s/ W. Steven Walker
                                          ----------------------------------
                                          Printed Name W. Steven Walker
                                          Title Secretary

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


         Date: July 31, 2003

         /s/ Robert S. Braswell IV
         -------------------------
         Robert S. Braswell IV
         President, Chief Financial Officer and Chief Accounting Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


                  In connection with the form 10-QSB of Direct Wireless Communications Inc. for the quarter ended June 30, 2003, I, Robert S. Braswell IV, President and Chief Financial Officer of Direct Wireless, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

         such Form 10-QSB for the quarter ended, June 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in such Form 10-QSB for the quarter ended, fairly presents June 30, 2003, in all material respects, the financial condition and results of operation of Direct Wireless Communications Inc.


         /s/ Robert S. Braswell IV
         -------------------------
         Robert S. Braswell IV
         President and Chief Financial Officer