Form 10QSB
period 2003-09-30
DIRECT WIRELESS COMMUNICATIONS INC
filed 2003-11-14
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the quarterly period ended SEPTEMBER 30, 2003
                                                  ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _________________ to _________________

                        Commission file number 333-62216
                                               ---------

  HEALTH DISCOVERY CORPORATION (FORMERLY, DIRECT WIRELESS COMMUNICATIONS, INC.)
        (Exact name of small business issuer as specified in its charter)

                  TEXAS                                74-3002154
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)               Identification No.)

                   1116 S. OLD TEMPLE ROAD LORENA, TEXAS 76655
                    (Address of principal executive offices)

                                 (512) 583-4500
                           (Issuer's telephone number)

                  2068 N. VALLEY MILLS DRIVE WACO, TEXAS 76710
                                (Former address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,576,128
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                       Page

          Balance Sheet                                                  1

          Statements of Loss and Accumulated Deficit                     2

          Statement of Changes in Stockholders' Equity                   3

          Statements of Cash Flows                                       4

          Notes to Financial                                         5 - 6
          Statements

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7

PART II   OTHER INFORMATION

Item 1.   Recent Developments in Legal Proceedings                       9

Item 2.   Changes in Securities                                          9

Item 3.   Defaults upon Senior Securities                                9

Item 4.   Submission of Matters to a Vote of Security Holders            9

Item 5.   Other Information                                              9

Item 6.   Exhibits and Reports in Form 8-K                              10

          Signatures                                                    12

          Certifications

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Balance Sheet
September 30, 2003


                                                                                             2003
                                                                                     ----------------------
ASSETS:

Current Assets
     Cash                                                                          $                20,425
                                                                                     ----------------------
          Total Current Assets                                                                      20,425
                                                                                     ----------------------
Other Assets
     Accounts Receivable - Stockholders                                                              1,200
     Accounts Receivable - Sale of Escrow Shares                                                     5,179
     Patent Costs                                                                                      510
     Investment in The Barnhill Group, LLC                                                       1,491,278
     Investment in Fractal Genomics, LLC                                                           267,750

                                                                                     ----------------------
                                                                                                 1,765,917
                                                                                     ----------------------
          Total Assets                                                             $             1,786,342
                                                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Accounts Payable - Trade                                                      $                 9,364
     Stock Subscriptions Payable                                                                    45,000
                                                                                     ----------------------
          Total Current Liabilities                                                                 54,364
                                                                                     ----------------------
          Total Liabilities                                                                         54,364
                                                                                     ----------------------
Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized 63,576,128 Shares
         Issued and Outstanding                                                                  2,674,752
    Additional Paid-In Capital                                                                      50,719
    Deficit Accumulated During Development Stage                                                 (993,493)
                                                                                     ----------------------
          Total Stockholders' Equity                                                             1,731,978
                                                                                     ----------------------
          Total Liabilities and Stockholders' Equity                               $             1,786,342
                                                                                     ======================










               See Accompanying Notes to the Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Statements of Loss and Accumulated Deficit
For the Quarter Ended September 30, 2003, Nine Months Ended September 30, 2003 and the Period from April 6, 2001 (Date of Inception) to September 30, 2003

                                                                                                        April 6, 2001
                                                         Quarter Ended         Nine Months Ended        (Inception) to
                                                       September 30, 2003      September 30, 2003     September 30, 2003
                                                       ------------------     -------------------    ---------------------
Revenues
     Capital Gain (Loss) on Sale of Assets            $                0     $                  0   $                  (20)
     Dividend Income                                                   0                        0                       64
     Miscellaneous Income                                             50                       50                      376
                                                       ------------------     --------------------   ----------------------
Total Revenues                                                        50                       50                      420
                                                       ------------------     --------------------   ----------------------
Expenses
     Administrative Fees                                           5,100                   15,300                   50,719
     Advertising                                                     112                      619                    3,689
     Auto Expense                                                      0                        0                      271
     Bank Charges                                                     79                      289                      389
     Dues and Subscriptions                                            0                       59                      859
     Insurance                                                         0                        0                      276
     License Fees                                                      0                   15,900                  240,440
     Meals and Entertainment                                         473                      490                      830
     Office Expense                                                  159                      413                    5,303
     Other Expense                                                    21                      448                      566
     Outside Services                                             25,588                   26,626                   30,842
     Postage and Delivery                                            448                      722                    2,787
     Professional and Consulting Fees                             16,425                   42,028                  633,355
     Rent Expense                                                      0                      580                    1,740
     Repairs and Maintenance                                           0                      184                      239
     Stock Transaction Fees                                          (89)                   1,687                    9,772
     Telephone                                                       814                      878                    2,714
     Travel                                                        6,517                    8,437                    9,122
                                                       ------------------     --------------------   ----------------------
          Total Expenses                                          55,647                  114,660                  993,913
                                                       ------------------     --------------------   ----------------------
Net Loss Before Provision for Federal Income Tax                 (55,597)                (114,660)                (993,913)
Provision For Federal Income Tax                                       0                        0                        0
                                                       ------------------     --------------------   ----------------------
Net Loss                                              $          (55,597)    $           (114,660)  $             (993,913)
                                                       ==================     ====================   ======================

Average Outstanding Shares                                    42,477,747               33,776,646               19,809,111

Loss Per Share                                        $            (0.00)    $              (0.00)  $                (0.00)






               See Accompanying Notes to the Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Statement of Changes in Stockholders' Equity
For the Period from April 6, 2001 (Date of Inception) to September 30, 2003

                                                                                                       Deficit
                                                                                                     Accumulated
                                                            Common Stock             Additional         During         Total
                                                   -------------------------------    Paid-In        Development    Stockholders'
                                                     Shares             Amount        Capital           Stage          Equity
                                                   -----------       -------------  -------------   --------------  ------------
Balance - April 6, 2001 (Inception)                         0       $           0  $           0   $            0  $          0

Contributed Services                                        0                   0         50,719                0        50,719

Stock Issued for Cash                               2,469,150             256,455              0                0       256,455

Stock Issued to Direct Wireless Corporation        10,138,975                   0              0                0             0

Stock Issued to Officers                            7,100,000                   0              0                0             0

Stock Issued for Services                           6,342,439             589,746              0                0       589,746

Stock Issued for Acquisitions                      33,650,564           1,759,028              0                0     1,759,028

Stock Held In Escrow                                1,377,000                   0              0                0             0

Cash Received for Sale of Escrowed Shares           2,498,000              69,523              0                0        69,523

Net Loss                                                    0                   0              0         (993,493)     (993,493)
                                                   -----------       -------------  -------------   --------------  ------------
Balance - September 30, 2003                       63,576,128       $   2,674,752  $      50,719   $     (993,493) $   1,731,978
                                                   ===========       =============  =============   ==============  ============
















               See Accompanying Notes to the Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Statements of Cash Flows
For the Period from April 6, 2001 (Date of Inception) to September 30, 2003

                                                                      Nine Months          From Inception
                                                                         Ended            (April 6, 2001) to
                                                                        9/30/03               9/30/03
                                                                   ------------------     ------------------
Cash Flows From Operating Activities
  Net Loss                                                       $          (114,610)   $          (993,493)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by (Used for) Operating Activities
           Services Contributed                                               15,300                 50,719
           Services Provided for stock                                        26,150                589,746
           Patent Costs                                                         (510)                  (510)
    Increase in Accounts Payable                                                 948                  9,364
                                                                   ------------------     ------------------
           Net Cash Provided (Used) by Operating Activities                  (72,722)              (344,174)
                                                                   ------------------     ------------------
Cash Flows From Investing Activities
    Sale (Purchase) of Mutual Funds                                                0                      0
                                                                   ------------------     ------------------
           Net Cash Provided (Used) by Investing Activities                        0                      0
                                                                   ------------------     ------------------
Cash Flows From Financing Activities
    Cash from Sale of Stock                                                   35,907                325,978
    Advance from Direct Wireless Corporation                                  15,500                      0
    Advance to Shareholder                                                         0                 (1,200)
    Advance to Broker                                                         (3,339)                (5,179)
    Increase in Stock Subscriptions Payable                                   45,000                 45,000
                                                                   ------------------     ------------------
                                                                              93,068                364,599
                                                                   ------------------     ------------------

    Net Increase in Cash                                                      20,346                 20,425

Cash, at Beginning of Period                                                      79                      0

                                                                   ------------------     ------------------
Cash, at End of Period                                           $            20,425    $            20,425
                                                                   ==================     ==================
Non-Cash Transactions:
----------------------

Services Contributed for Administration                          $            15,300    $            50,719
                                                                   ==================     ==================

Stock Issued for Professional and Consulting Services            $            26,150    $           589,746
                                                                   ==================     ==================




               See Accompanying Notes to the Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)

Notes to Financial Statements
September 30, 2003

Note A - Summary of Significant Accounting Policies
---------------------------------------------------

NATURE OF OPERATIONS AND DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the Company) has been in the development stage since the date of incorporation on April 6, 2001. The Company is primarily engaged in the activity of developing technology for a wireless telephone system. On May 15, 2001, the Company entered into a Technology Licensing Agreement with Direct Wireless Corporation (Direct Wireless). Under this agreement, the Company was granted a license to market and/or sublicense in the United States the wireless telephone communications technology on which Direct Wireless holds the patents. As described in Item 2 of the filing, the Company has recently acquired new technologies and has decided to abandon the telecommunications industry and compete in the biotechnology industry.

BASIS OF ACCOUNTING

The financial statements of the Company have been prepared on the accrual basis of accounting. As such, revenue is recognized as earned and expenses are recorded when accrued. This basis of accounting conforms to generally accepted accounting principles.

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are prepared as of September 30, 2003, which is an interim reporting period for the Company. The Company's fiscal year ends on the last day of the calendar year for financial reporting purposes. The Company's fiscal year will be ending as of December 31, 2003.

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

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)

Notes to Financial Statements
September 30, 2003

Note B - Related Party Transactions
-----------------------------------

Direct Wireless Corporation provides office space and administrative services to the Company for the period ended September 30, 2003. The estimated value for the services provided totaled $15,300 for the nine months ended September 30, 2003 and are recorded as administrative services in the accompanying financial statements.

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

As a result of the Barnhill Group Acquisition, the license agreement will be canceled in the near future.

The accompanying financial statements include $15,900 of license fees expensed that have been paid to Direct Wireless for the nine-month period ended September 30, 2003 and $240,440 from inception. No amortization of such fees have occurred during the development stage.

Note D - Escrow Agreement
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of September 30, 2003, the escrow agent has 1,377,000 shares remaining in the escrow fund.

Note E - Federal Income Taxes
-----------------------------

At September 30, 2003, the Company had net operating loss carryforwards totaling $993,493, which expire in 2023. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS.


We were organized by Direct Wireless Corporation in April 2001 and at that time were granted a license to market in the United States the wireless communication technology it had developed and on which it held the patents. Since that time, we have been unable to obtain funding to make payments for the license, and Direct Wireless Corporation itself has been unable to arrange sufficient financing to develop a prototype of the telephone employing its technology. That company has also been unable to service its debt, which is secured by the patents. When Direct Wireless Corporation advised us of an impending foreclosure on the patents, we began to seek other business opportunities.

OUR NEW TECHNOLOGY.

In September 2003 we acquired the Barnhill Group, which had been recently organized by Stephen D. Barnhill, M.D., who became our Chief Executive Officer and Chairman of our Board of Directors. Dr. Barnhill is a physician experienced in clinical pathology who has pioneered the development of artificial intelligence and pattern recognition computational techniques for use in diagnostics and drug development.

We are completing the acquisition of all the assets of Fractal Genomics, a company with patent protected software using genomic modeling based on fractal geometry. Fractal geometry is a branch of mathematics studying objects that have complex shapes and detailed structure at any level of magnification. This system of geometry can be used to describe irregularly shaped objects or various kinds of spatially nonuniform phenomena that cannot be described by Euclidean geometry. It has applications in diverse scientific fields, including biology, physiology and the study of natural phenomena. It can be used to find, link and model patterns of similarity in large amounts of information, such as clinical databases used for diagnostic and drug development and discovery purposes.

We have amended our charter to change our name to Health Discovery Corporation, which reflects our withdrawal from the wireless telephone business and which we believe is descriptive of our new business activities.

NEW BUSINESS.

Using the technologies acquired we intend to become the first company to perform the total process of identifying particular clinical medical problems to be solved and performing the entire process leading to the identification of the genes or proteins, that is, the biomarkers, and the relationships among them, that is, the pathways, that are relevant to the solution of the medical problems. This process will consist of our assessment of the particular clinical problem, our determination of the clinical trial set-up (the number of patients and what medical conditions they represent), the proper selection and procurement of high quality specimens for analysis, our analytical evaluation of the specimens through laboratory tests to produce the clinical data, and the mathematical evaluation of the data using our pattern recognition techniques and fractal geometric modeling to produce an accurate determination of the relevant genes and proteins and the manners in which they interact. We will also use those techniques to perform mathematical evaluations of existing high quality databases supplied to us by institutions engaged in clinical research.

In some instances, we expect to receive cash payment for the performance of our services. In other instances, the biomarkers and pathways that we discover through this process will be patented by us and sold or licensed to diagnostic and pharmaceutical companies for further development by them into diagnostic tests or therapeutic agents.

Using existing relationships developed by our Chief Executive Officer and Chairman of the Board of Directors, we intend to assemble a Board of Directors knowledgeable in the area of medical research and to establish an Advisory Board including chemists, mathematicians, computer scientists, clinical pathologists and other physicians and surgeons and use their services and expertise to assist us in performing the process of discovery of the genes and proteins relevant to particular medical conditions and the significant relationships among them

 MARKETING STRATEGY.

 In developing our new business our initial focus will be on:

         1. Establishing a management team experienced in the business of clinical discovery using state-of-the-art analytical and computational tools, patent protection of biomarker and pathway discovery, licensing of scientific information to diagnostic and pharmaceutical companies and strong corporate and academic relationships in the life science arena.

         2. Creating a Scientific Advisory Board of experts in the fields of medicine, clinical science, mathematics and computer science to work together on scientific discovery efforts.

         3. Establishing academic and commercial relationships to create databases from which the discovery process can proceed.

Thereafter we will focus our attention on:

         1. Raising funds to begin establishing an internal research and development program to apply expertise and computational tools to create a portfolio of our newly discovered biomarkers and pathways to be sold or licensed to both diagnostic and pharmaceutical companies for further development. We expect this activity will generate immediate near term revenue in the form of payments for our services, as well as, long-term revenue in the form of milestone and royalty payments in the future.

         2. Partnering with both diagnostic and pharmaceutical companies worldwide in joint discovery efforts based on clinical dilemmas and databases of interest to those specific companies. This will generate near term revenue in the form of up-front research and development budgets, as well as, long term revenue in the form of shared income from future development of the discovered biomarkers and pathways as diagnostic markers and drug targets.

         3. Partnering with academic institutions worldwide in joint discovery efforts based on clinical dilemmas and databases of interest to those specific researchers. We expect that this activity will also generate near term revenue in the form of up-front research and development budgets, as well as, long-term revenue in the form of shared income from future development of the discovered biomarkers and pathways as diagnostic markers and drug targets licensed to diagnostic and pharmaceutical companies.

The goal of Health Discovery Corporation is to produce more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of the holders of the common stock or other securities of the Company during the reporting period. Subsequent to the end of the reporting period, on October 15, 2003, consents were obtained from the beneficial owners of a total of 41,541,567 shares of the 59,751,128 shares of our common stock then outstanding approving a recommendation of the Board of Directors that our Articles of Incorporation be amended to change our name from Direct Wireless Communications, Inc., to Health Discovery
Corporation.

ITEM 5.  OTHER MATTERS.

         There are no other matters upon which the Company is reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS

3.1 Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

3.1(a) Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 2.2 to Form 10-QSB, File No. 333-62216, filed 11/14/2001.

3.1(b) Articles of Amendment to Articles of Incorporation changing Registrant name from Direct Wireless Communications, Inc., to Health Discovery Corporation.

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

10.1(a) Technology License Agreement dated May 15, 2001, as amended July 17, 2001 between Direct Wireless Corporation and Direct Wireless Communications, Inc. Registrant incorporates by reference Exhibit 10.1(a) to Amendment No. 1 to Registration Statement on Form SB-2, File No. 333-62216, filed 7/24/ 2001.

        (B) Reports on Form 8-K. During the reporting period the company filed an 8-K on September 12, 2003 (Item 1).

                                    EXHIBITS

                                INDEX TO EXHIBITS

         3.1(b) Articles of Amendment to Articles of Incorporation changing Registrant name from Direct Wireless Communications, Inc., to Health Discovery Corporation.

           31       Certification of Robert S. Braswell, IV

           32 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2003.

                                   SIGNATURES

     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Direct Wireless Communications, Inc.
                                 Registrant

     Date: November 14, 2003     s. Stephen D. Barnhill M.D.
                                 Printed Name Stephen D. Barnhill M.D.
                                 Title Chief Executive Officer

     Date: November 14, 2003     s. Robert S. Braswell IV
                                 Printed Name Robert S. Braswell IV
                                 Title Chief Administrative Officer / Secretary