Form 10KSB
period 2003-03-31
DIRECT WIRELESS COMMUNICATIONS INC
filed 2004-03-30
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          HEALTH DISCOVERY CORPORATION
                          ----------------------------
               (Name of small business corporation in its charter)

                 TEXAS                                 74-3002154
----------------------------------         ------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
 of incorporation)                               Identification No.)
1116 South Old Temple Road
Lorena, Texas                                              76655
----------------------------------         ------------------------------------

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices for such stock, as of a specified date within the past 90 days. $21,688,360 as of February 27, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 67,776,128

Transitional Small Business Disclosure Format (Check one): Yes   , No X
                                                             ---     ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR HISTORY

We were organized under the name Direct Wireless Communications, Inc., in April 2001 by Direct Wireless Corporation, which licensed to us its technology for a wireless telephone. In October 2001, Direct Wireless Corporation, then our sole shareholder, pursuant to an effective registration statement under the Securities Act of 1933, distributed its entire holdings of our common stock as a stock dividend to its shareholders. As a result of the dividend, Direct Wireless Corporation ceased to own any of our equity securities. The negative events that occurred over the next several years in the communications industry made it difficult for us to fund the advancement of our communication platform. As a result, we made the decision to strategically change the overall direction of our intended business activities.

On September 25, 2003, we acquired all of the assets of The Barnhill Group, LLC., which was owned by Stephen D. Barnhill, M.D. Dr. Barnhill is a physician trained in laboratory medicine and clinical pathology. He is a pioneer in the development of artificial intelligence and pattern recognition computational techniques used in medicine, genomics, proteomics, diagnostics and drug discovery. Following the acquisition, Dr. Barnhill became our Chief Executive Officer and Chairman of our Board of Directors. Also, immediately following our acquisition of The Barnhill Group, our licensing rights to the telecommunications technology previously granted by Direct Wireless Corporation were automatically terminated under the terms of the license agreement. Additionally, at that time, all payments due to Direct Wireless Corporation were terminated.

Subsequently, we amended our charter to change our name to Health Discovery Corporation. Direct Wireless Communications (DWCM.OB) officially became Health Discovery Corporation on November 6, 2003, at which time the new trading symbol (HDVY.OB) became effective. On August 29, 2003, we signed a binding letter of agreement to acquire the assets of Fractal Genomics, a company founded by Mr. Sandy Shaw with patented Fractal Genomics Modeling software. Fractal Genomics utilized its technology to find, link and model patterns of similarity hidden in large amounts of information, such as the clinical databases used for diagnostic and drug discovery. Fractal Genomics has applied its technology to protein and pathway discovery in leukemia and lung development, which could lead to the identification of novel proteins that could be used to develop diagnostic markers and drug targets. Our acquisition of Fractal Genomics was completed December 30, 2004. Mr. Shaw currently serves as our Vice President, Fractal Technology.

OUR MARKET

Developing and evaluating new drugs and medical therapies in less time and at lower cost is of enormous potential benefit for modern healthcare. Genuinely new products must pass a series of both in-vitro and in-vivo testing in order to demonstrate their safety and effectiveness for a specific clinical application. Historically, the endpoints of these trials were "traditional" ones tied to the actual disease being evaluated, such as a decrease in mortality or an objective/semi-objective decrease in clinical symptoms associated with the condition. In the last 10 to 15 years, there has been a move by the U.S. Food and Drug Administration (FDA) to incorporate other endpoints, including genes that are biomarkers for the existence or absence of a particular disease, which are nontraditional findings that are related to the presence or absence of disease. Examples of successful application of biomarker data to therapeutic evaluation include the drugs Betaseron for use against multiple sclerosis and Herceptin in the treatment of breast cancer.

The FDA began an initiative in 1987 designed to expedite approval for drugs. Initially utilized for drugs that would combat the devastating AIDS epidemic, these initiatives measured alternative factors such as biomarkers to essentially evaluate the effectiveness of new therapeutics for diseases such as AIDS.

Our goal is to leverage the FDA's expedited approval process by producing more relevant and predictable biomarkers for drug discovery. By speeding up approval, new and better medicines and diagnostic markers can be developed for patients worldwide.

Biomarkers have long played a significant role in drug discovery and development, but recent advances have signaled the potential for significant deepening of their role in terms of both broader application within particular stages of the process and application across a broader spectrum of functions. Even before the recent resurgence of interest in the subject, single-analyte biomarkers had already made significant impacts on clinical studies as surrogates for clinical endpoints. Recent advances in discovery of multi-component biomarkers and single-molecule markers derived from them show promise of providing greatly improved clinical sensitivity and specificity over their pre-genomic forbears.

One major difficulty with biomarker discovery relates to the accessibility of patient samples. Whereas tissues from animal models are usually readily available, human tumor specimens and human body fluid specimens are often unavailable or inaccessible for most common diseases of major commercial interest.

Another major difficulty is developing new mathematical tools capable of handling the analysis of the terabytes of information being generated by the genomic and proteomic analysis of clinical specimens that must be sifted through to identify the key biomarkers that will provide important clues leading to the identification of new diagnostic and drug targets, not only for cancer but for other medically and commercially important diseases as well.

An additional difficulty in commercialization of newly discovered biomarkers is establishing relationships at large US medical and cancer centers to validate the results in a clinical setting. Validation studies are required to ensure that the markers are valid for a large population. The validation process is characterized by proving the efficacy of the newly discovered biomarkers in larger sample sets. Access to these prestigious institutions for validation studies can often be difficult to arrange.

Using our established relationships with top US medical and cancer centers and our recent acquisition fractal genomics computational technologies, our goal is to overcome the difficulties encountered with biomarker discovery and become the first company, to our knowledge, to perform the total process of "first-phase" discovery by identifying a particular clinical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways) that are relevant to the solution of the medical problem as described below. This process will consist of an assessment of the clinical problem, the determination of the clinical trial set-up (the number of patients and what medical conditions they represent), the proper selection and procurement of high quality specimens for analysis, an analytical evaluation of the specimens through laboratory tests to produce the clinical data, and the mathematical evaluation of the data using our proprietary pattern recognition techniques such as fractal geometric modeling to produce an accurate determination of the relevant genes and proteins and the manners in which they interact. Once we discover these new biomarkers and pathways, we intend to immediately file patent applications to protect the discoveries such as with the patents filed for our Leukemia discovery.

These patent, protected biomarkers and pathways represent the products of our company. After our discovery is patent protected, the process of selling or licensing the newly discovered biomarkers and pathways will begin. The information will then be sold or licensed to diagnostic companies for development into new state-of-the-art diagnostic assays and the same information will be sold or licensed to pharmaceutical companies for further development into the next generation of therapeutic targets.

Intellectual property is a key asset in diagnostic and drug discovery. Our products will be based on intellectual property, which includes the discovered biomarkers and pathways produced through our own internal research programs, as well as joint discovery efforts with academic institutions, diagnostic and pharmaceutical companies worldwide.

Our discovery process has already been shown to lead to the identification of biomarkers and pathways in leukemia and lung development and we hope will be instrumental in diagnosing and treating patients with devastating diseases like cancer, heart disease, obesity and AIDS.

OUR TECHNOLOGIES

Using our technologies, we intend to become the first company to perform the total process of identifying a particular clinical medical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways), that are relevant to the solution of the medical problem. This process will consist of an assessment of the clinical problem, the determination of the clinical trial set-up (the number of patients and what medical conditions they represent), the proper selection and procurement of high quality specimens for analysis, an analytical evaluation of the specimens through laboratory tests to produce the clinical data, and the mathematical evaluation of the data using pattern recognition techniques and fractal geometric modeling to produce an accurate determination of the relevant genes and proteins and the manners in which they interact.

Once we discover new biomarkers and pathways, we intend to file patent applications to protect the discoveries. These patent protected biomarkers and pathways represent the products of our company. After the discovery is patent protected, the process of selling or licensing the newly discovered biomarkers and pathways begins. The information will then be sold or licensed to diagnostic companies for development into diagnostic assays and the same information will be sold or licensed to pharmaceutical companies for further development as potential drug targets.

Our products will be based on intellectual property, which includes the discovered biomarkers and pathways produced through our own internal research programs, as well as joint discovery efforts with diagnostic and pharmaceutical companies worldwide. Newly discovered and patent protected biomarkers and pathways will then be sold or licensed to diagnostic and pharmaceutical companies for further development into diagnostic tests or therapeutic agents. Our discovery process has been shown to lead to the identification of biomarkers and pathways in leukemia and lung development and will be instrumental in diagnosing and treating patients with devastating diseases like cancer, heart disease, obesity and AIDS.

Our goal is to develop a product line of newly discovered biomarkers and pathways, which will include human genes and genetic variations, as well as gene, protein, and metabolite expression differences. In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action. They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

We will provide pharmaceutical and diagnostic companies with all aspects of "first phase" diagnostic and drug discovery from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to produce relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

The recent acquisition of Fractal Genomics brought us a fully functional patent protected computational tool, which is now known as the Health Discovery Fractal Genomics (HDFG) technology. This technology is designed to study complex biological networks such as genomic and proteomic pathways in disease. A complex network can be made up of genes or proteins inside a living organism. HDFG uses this new approach toward modeling network behavior to rapidly generate diagrams and software simulations that facilitate prediction and analysis of genomic and proteomic data to facilitate diagnostic and drug discovery.

The HDFG modeling process starts out by creating a special mathematical surface (the HDFG surface) where every point on the surface can be used to generate a network model with varying degrees of scale-free and fractal properties.

Using user-supplied clinical data, models which best match the behavior of each node are selected and represented by a point on the HDFG surface. These point-models are then linked, compared, and combined to generate diagrams, which reflect the behavior of genes or proteins in the entire network

The end result of the HDFG modeling process is biomarker and pathway discovery diagrams that represent nodes in the network and directions of causality or "flow" through the network such as which genes or proteins are "turning-on" or "turning -off" other precursor and successor genes or proteins in the biological system. HDFG derived diagrams expedite forecasting, analysis, and study of complex system behavior by clearly displaying all hubs, links, and flow in the network. With this knowledge, diagnostic companies can use the newly identified biomarkers to create state-of-the-art tests to identify key genes and proteins involved in certain diseases and pharmaceutical companies can explore new therapeutic drug targets designed to interrupt ("turn-off") genes or proteins with undesirable effects or promote ("turn-on") genes or proteins with desirable effects.

In addition, as a result of the Fractal Genomics acquisition, we are preparing to begin validation studies, at MD Anderson Cancer Center, of the recently discovered and patent protected set of leukemia genes, discovered using the newly acquired HDFG technique, which was shown to separate ALL-T-cell leukemia from ALL-B-cell leukemia with 100% accuracy. This gene set, now our intellectual property, was originally presented to the medical and scientific world by Dr. Herbert Fritsche, Chairman of our Scientific Advisory Board, a world-renowned, expert in cancer markers and Professor at MD Anderson Cancer Center, at 31st Meeting of the International Society for Oncodevelopmental Biology and Medicine (ISOBM) in Edinburgh, United Kingdom.

To date, our HDFG technology has been successfully used to analyze databases from MD Anderson Cancer Center, St. Jude Children's Hospital and the Alvin J. Siteman Cancer Center at Washington University. We recently entered significant collaborations for biomarker discovery with MD Anderson Cancer Center, Stanford University and the University of Miami and will be using our HDFG technology to analyze databases relating to prostate cancer, leukemia, AIDS related dementia, and lymphatic insufficiency. All of these biomarker discovery collaborations brought Health Discovery Corporation contracts with either joint ownership in the discovery or the right to a world wide exclusive license to commercialize the discovery

OUR CORPORATE STRATEGY

Our goal is to develop a product line of newly discovered biomarkers and pathways, which will include human genes and genetic variations, as well as gene, protein, and metabolite expression differences. In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action. They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

We intend to provide pharmaceutical and diagnostic companies with all aspects of "first phase" diagnostic and drug discovery from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to produce relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

"First Phase" biomarker discovery is based on the belief that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This pathway includes several critical levels of decision-making all of which are part of our business strategy.

THE FIRST LEVEL OF DISCOVERY IS ASSESSMENT OF THE CLINICAL DILEMMA.

Is the desired biomarker or pathway to be identified related to early diagnosis, metastasis, treatment response or some other aspect of a given disease process? Based on the clinical question to be answered along with the incidence, prevalence and nature of the particular disease, we will establish a clinical study with the appropriate number of necessary specimens. We expect that these studies will provide statistically significant results once the biomarker and pathway discovery is completed.

THE SECOND LEVEL OF DISCOVERY IS THE PROPER IDENTIFICATION AND PROCUREMENT OF THE MOST RELEVANT AND PROFESSIONALLY COLLECTED CLINICAL SPECIMENS.

Based on the clinical dilemma to be solved, does the appropriate clinical trial require blood, serum, aspirate fluid, tissue or some other clinically relevant specimen? Once the correct decision is made, we will contractually procure the specimens necessary for the discovery from highly reputable institutions, where we believe proper collection and informed consent are completed under the strictest scientific protocol.

THE THIRD LEVEL OF DISCOVERY IS THE ANALYTICAL COMPONENT.

The clinical specimens must then be analyzed and converted into relevant clinical data. We will determine which analytical method is appropriate for the most successful biomarker and pathway discovery. The techniques we currently expect to use include mass spectroscopy, MALDI, SELDI, DNA methylation, gene chip analysis, 2-D Gel Electrophoresis, as well as other proprietary techniques developed by companies and academic institutions with which we have relationships. We will constantly monitor improvements in these techniques worldwide.

THE FOURTH LEVEL OF DISCOVERY IS THE COMPUTATIONAL COMPONENT.

The data generated from the analytical component must then be computationally analyzed for the discovery of new biomarkers, patterns among those biomarkers and causality pathways. We will decide which of the current leading computational algorithms, such as our HDFG techniques, are best suited to solve the particular clinical dilemma in question. The data is then computationally analyzed, and the new biomarkers and pathways are discovered and patent protected.

THE FIFTH LEVEL IS DEFINING THE CLINICAL VALIDITY AND UTILITY OF DISCOVERED BIOMARKERS.

Biomarkers uncovered through the four stages of discovery will be subsequently validated independently in larger, clinically relevant populations. Clinical validity of a biomarker is confirmed by its presence in the clinical condition in question and its ability to differentiate one disease state from another, or a diseased state from a healthy state. We hope that markers validated by our processes will provide: vastly improved diagnostic capabilities; may identify potential therapeutic targets for pharmaceutical intervention (e.g. membrane signaling proteins and inhibitors); and markers suitable for monitoring disease progression following therapeutic intervention. Application of clinically validated biomarkers in such a manner will result in improved individual patient care and the advancement of the field of personalized medicine.

This unique approach to biomarker discovery and its additional validation in relevant clinical samples advances the commercial potential of biomarkers we uncover to diagnostic and therapeutic partners. Integration of the five levels of biomarker discovery results in improved efficiencies in translation of this information into commercial and medically valuable products.

OUR STRATEGIC AGREEMENTS

In keeping with our corporate goal of building strong partnerships for biomarker discovery, we have signed four biomarker discovery agreements in less than five months with strong academic centers of excellence in the United States, including MD Anderson Cancer Center, Stanford University and the University of Miami. All of these agreements include either joint ownership in any biomarker or pathway discovered or rights to an exclusive worldwide license to our discovery. Once we secure a contract with an academic institution for biomarker and pathway discovery with commercialization rights, we begin negotiating these commercialization rights to our discoveries with diagnostic and pharmaceutical companies worldwide.

In October 2003 we signed our first Agreement with M.D. Anderson Cancer Center. With this agreement we will analyze a gene expression database to identify new biomarkers and pathways involved in leukemia. Under the terms of the agreement, M.D. Anderson, has granted us a first option to obtain an exclusive worldwide royalty-bearing commercial license to commercialize any discovered biomarkers or pathways we identify.

In January 2004 we entered into our second Biomarker and Pathway Discovery Agreement with The University of Texas, M.D. Anderson Cancer Center in Houston Texas. Under the terms of the agreement, The University of Texas, M.D. Anderson Cancer Center, has again granted us a first option to obtain an exclusive worldwide royalty-bearing commercial license to commercialize any discovered prostate cancer biomarkers or pathways identified by us utilizing our proprietary HDFG computational techniques. This second collaboration with MD Anderson Cancer Center will give us access to a new systems biology approach for data analysis for new biomarker and pathway discovery in prostate cancer. We intend to use the findings of this study to develop new diagnostic approaches for prostate cancer and improve the clinical management of these patients. U.S. Cancer Statistics: 2000 Incidence recently released by the Department of Health and Human Services shows that prostate cancer is the leading cancer overall in men in the United States and according to the National Institutes of Health, in 1997, the estimated number of new cases of prostate cancer in the United States is 209,900, and the estimated number of deaths from the disease is 41,800. The current market for prostate cancer testing with PSA, the biomarker currently used to diagnose prostate cancer, is estimated to be approximately $350 million annually around the world.

In March 2004 we entered into an agreement with Stanford University to use our proprietary and patent protected HDFG computational techniques to identify new patterns of biomarkers in lymphatic insufficiency and its response to therapeutic lymphangiogenesis. According to the agreement, ownership of Research Program Inventions conceived, discovered or reduced to practice under the Research Program will be determined based on inventorship. As such, any invention discovered using our analytical tools on this Stanford database will be jointly owned by Stanford and us.

According to the World Health Organization, lymphedema affects 250 million people worldwide. Others estimate that one in every twenty-five will suffer from some form of lymphedema during their lifetime. The M.D. Anderson Cancer Center in Houston, Texas reports that approximately 15% of all women with breast cancer will develop lymphedema over the course of their lifetime and that lymphedema resulting from prostate cancer is on the rise.

In March 2004 we signed an Agreement with The University of Miami to use Health Discovery Corporations proprietary and patent protected HDFG computational techniques to identify new patterns of biomarkers in AIDS Related Dementia. It is hoped that this newly discovered information will allow physicians to better understand the pathogenesis of AIDS Related Dementia and will assist in the diagnosis and treatment of this devastating disease. Under the terms of the Agreement, The University of Miami has granted us joint ownership on any product, invention, discovery or new use arising out of or developed utilizing our unique computational methods.

Estimates of the incidence of HIV-associated dementia vary, depending on the definition of dementia being used. Researchers from the John Hopkins University have estimated that 15% of HIV-infected people may develop dementia and that 30% may show some signs of neurological impairment.

In addition, as a result of the Fractal Genomics acquisition, we are preparing to begin validation studies, at MD Anderson Cancer Center, of the recently discovered and patent protected set of leukemia genes, discovered using the newly acquired HDFG technique, which was shown to separate ALL-T-cell leukemia from ALL-B-cell leukemia with 100% accuracy. This gene set, now our intellectual property, was originally presented to the medical and scientific world by Dr. Herbert Fritsche, Chairman of our Scientific Advisory Board, a world-renowned, expert in cancer markers and Professor at MD Anderson Cancer Center, at 31st Meeting of the International Society for Oncodevelopmental Biology and Medicine (ISOBM) in Edinburgh, United Kingdom.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. Our administrative office is located at the personal office of our Chief Administrative Officer, Robert S. Braswell IV 1116
S. Old Temple Road Lorena, Texas 76655, telephone no. (512) 583-4500. Our principal executive office is currently located at 6709 Waters Avenue, Savannah, Georgia 31406, telephone no. (866) 953-9031.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 1, 2003, the holders of 41,541,567 shares of the 59,751,128 shares of outstanding common stock (69.5%), by written consents, approved the amendment of our Articles of Incorporation to change our name from Direct Wireless Communications, Inc., to Health Discovery Corporation.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Our common stock is traded on the OTC Bulletin Board; symbol HDVY.OB. The range of bids for our common stock, as reported on Bloomberg.com during each quarter of the last two fiscal years. was as follows.

                                 HIGH BID       LOW BID
                                 --------       -------

First Quarter 2002                 $.47          $.13

Second Quarter 2002                $.21          $.04

Third Quarter 2002                 $.14          $.06

Fourth quarter 2002                $.10          $.02

First quarter 2003                 $.07          $.025

Second quarter 2003                $.045         $.02

Third quarter 2003                 $.15          $.02

Fourth Quarter 2003                $.60          $.06

(b) At December 31, 2003, there were 322 holders of record of our common stock.

(c) We have not paid any cash dividends since inception.

ITEM 6. PLAN OF OPERATION.

We have not realized any earned income since inception. While we have entered into agreements to perform analyses of clinical data using our computational technologies, we will earn income from those efforts after the identification and patenting of new biomarkers. We did, however, secure both joint ownership rights and/or first options for worldwide exclusive rights to our discoveries in these agreements. We intend to fund our operations though a private offering of our common stock under rules providing exemptions for such offerings.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements appear at pages F1 through F9 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors are:

NAME                         AGE    POSITION

Stephen D. Barnhill, M.D.     44    Chief Executive Office Chairman of the Board

David Cooper, M.D., Ph.D.     49    President and Chief Medical Officer

Robert S. Braswell, IV        48    Chief Administrative Officer, Director,
and Treasurer                       Secretary

Sandy Shaw                    49    Vice President Fractal Technologies

Joe Fanelli                   42    Director of Corporate Development

The present directors were appointed in May 2001 and November 2003 and will serve until their successors are elected at an annual meeting of the shareholders. Thereafter directors will serve a term of one year.

STEPHEN D. BARNHILL, M.D., CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD AND MEDICAL DIRECTOR of Health Discovery Corporation is a physician trained in Laboratory Medicine and Clinical Pathology. He is a Pioneer in the development and use of Artificial Intelligence, Pattern-Recognition and Computational Techniques used in Medicine, Genomics, Proteomics, Diagnostics and Drug Discovery.

Dr. Barnhill is or has been a Fellow of the American College of Physician Inventors, the American College of International Physicians, the American Medical Association, the American College of Physician Executives, the American Association of Artificial Intelligence, the American College of Managed Care Medicine, the Association of Clinical Scientists, the American Society of Contemporary Medicine and Surgery, the American Society of Law, Medicine and Ethics, the Southern Medical Society, the American Federation for Clinical Research and the National Federation of Catholic Physicians.

Dr. Barnhill founded the Barnhill Clinical Laboratories in 1988 and served as Chairman, CEO, President and Medical Director. This Laboratory was later acquired by Corning-Metpath in 1989 and after the acquisition he served as Medical Director of this Clinical Laboratory until 1992. This Clinical Laboratory, now owned by Quest Diagnostics, continues to be the largest and busiest Clinical Laboratory in the Savannah Georgia area.

In 1992, Dr. Barnhill founded National Medical Specialty Laboratories and served as Chairman, CEO, President, and Medical Director. This Research Laboratory was founded to utilize pattern-recognition mathematics and artificial intelligence techniques in cancer diagnosis. Dr. Barnhill is an inventor on the very first patents issued by the United States Patent and Trademark Office for the use of neural networks in medicine. This company was acquired by Horus Therapeutics; a New York based Pharmaceutical Company. Dr. Barnhill served as Executive Vice-President and Chairman of the Scientific Advisory Board for Horus Therapeutics until 1998. Johnson & Johnson later acquired the Horus patents invented by Dr. Barnhill.

In 1999, Dr. Barnhill founded and served as Chairman, President and CEO of Barnhill BioInformatics, Inc. Barnhill BioInformatics, Inc. later became Barnhill Genomics, Inc. and BioWulf Technologies, LLC and raised over $13.5 Million in Private Placement funding. The primary focus of these Companies was to utilize the next generation of artificial intelligence and pattern-recognition techniques, known as support vector machines, to identify genes that cause cancer. Dr. Barnhill is the sole inventor on the very first patents issued by the United States Patent and Trademark Office for the use of support vector machines in medicine. These Companies have six issued patents in the United States, Europe and other foreign countries and approximately thirty pending patents worldwide. From the summer of 2000 until he organized The Barnhill Group L.L.C., in the summer of 2003, Dr. Barnhill was not engaged in any professional activities as the result of a non-compete agreement signed by Dr. Barnhill when he left the employment of Barnhill Genomics, Inc.

DAVID COOPER, M.D., PH.D., became our PRESIDENT AND CHIEF MEDICAL OFFICER and a member of the Board of Directors on October 30, 2003. For the past four years Dr. Cooper has devoted his time to significant national and international work aimed at bringing the new technologies of genomics and molecular biology closer to patient care. In this time he consulted and held positions with a number of biotechnology and genomics companies including Qiagen (Hilden, Germany) Sequenom, Inc. (San Diego, CA and Hamburg, Germany), Samsung Advanced Institute of Technology (Suwon, Korea), DynaMetrix (Stockholm, Sweden), Pluvita Corporation (Bethesda, MD), diaDexus (Santa Clarita, CA), SomaLogic (Boulder,
CO), LumiCyte (Freemont, California), GeneLogic (Gaithersburg, MD), NimbleGen Systems Iceland, LLC. (Reykjavik, Iceland), Gentra Systems (Minneapolis, Minnesota). and The Marshfield Clinic (Marshfield, WI). Currently besides continuing as President of his own consulting group, David L. Cooper and Associates, Dr. Cooper is President and a member of the Board of Directors of Healthcare Discovery Corporation (HDVY) (Savannah, Georgia). In addition he serves on the Scientific Advisory Boards of Gentra Systems (Minneapolis, Minnesota) and Specialty Laboratories (Santa Monica, California).

Dr. Cooper served as the former Chief Science Officer and Chief Operating Officer of Quest Diagnostics, Nichols Institute, in San Juan Capistrano, California. While at Quest Diagnostics, Dr. Cooper coordinated the Nichols Institute's move to an ISO 9001 company, expanded their HIV and genetic testing, and reorganized the Nichols Institute Research and Test Development efforts into a clinical specialty focus. Dr. Cooper also assisted in opening new markets in Asia, South America and Europe for Quest Diagnostics, Nichols Institute. He served as Vice President and Chief Science Officer at diaDexus in Santa Clara, California and Chief Medical Officer of NimbleGen Systems. While at NimbleGen Systems, Dr. Cooper established NimbleGen Systems of Iceland, LLC, which currently manufactures custom DNA arrays and related services to the scientific research marketplace worldwide. Dr. Cooper also served as Senior Scientific Advisor to Visible Genetics, Inc. of Toronto, Canada, where he assisted with the development of the FDA approved Tru-Gene HIV genotyping system.

In academia, Dr. Cooper held tenured pathology faculty positions at Duke University Medical Center and the University of Pittsburgh Medical Center. While at the University of Pittsburgh, he founded the first division of Molecular Pathology in the United States, assisted in founding and served as the first chair of the Association for Molecular Pathology, and was editor and founder of Molecular Diagnosis -- a journal devoted to the understanding of human disease through the clinical application of molecular biology. His academic honors include the prestigious Lichfield Lectureship, Oxford University, Oxford, England. Dr. Cooper is the author of more than 100 scientific and medical publications in molecular diagnostics and the development of novel gene therapies which were supported by numerous grants including grants from the National Institutes of Health, the American Cancer Society and the Department of Defense Breast Cancer Initiative.

ROBERT S. BRASWELL IV is our CHIEF ADMINISTRATIVE OFFICER, SECRETARY AND TREASURER. Mr. Braswell served as our President from April 2001 until the acquisition of the Barnhill Group LLC, when he assumed his current positions. As its President, he guided the creation of Direct Wireless Communications Inc.
(DWCI) and oversaw all administrative functions for both DWCI and Direct Wireless Corporation. Mr. Braswell served as President of Direct Wireless Corporation since December 1999 and a member of its Board of Directors since January 1999. Prior to holding these positions, Mr. Braswell was an independent businessman engaged in business evaluations, real estate development, home construction while running a working ranch operation. His administrative experience comes from eighteen years experience in the common carrier freight business, working for Central Freight Lines, Inc. from 1974-1992. Mr. Braswell graduated from the University of Houston in 1983 with a Bachelor of Business Administration in Organizational Behavior Management.

SANDY SHAW - VICE PRESIDENT, FRACTAL TECHNOLOGY. Mr. Shaw has been a computer scientist and software engineer for over 20 years, working at companies and institutions such as Bell Labs, Lockheed Electronics, University of Hawaii, and University of California, San Francisco, where he was a postgraduate researcher in the field of bioinformatics. Mr. Shaw began studying dynamical systems theory (chaos theory) as part of his graduate research in physics in the late seventies. This later led to development of a fractal data compression algorithm for commercial use in 1988, which in turn led to his current research in data analysis and modeling using fractal surfaces.

From 1997 until 2000, Mr. Shaw did consulting work in contract programming where he developed software for fractal-based methods of analyzing large datasets.From 2000 until 2001he was a bioinformatics researcher for the University of California, San Francisco, testing fractal-based analysis methodology for use in gene expression analysis. Mr. Shaw founded Fractal Genomics in 2001 in order to extend and commercialize this research. Mr. Shaw received his B.S. in Physics from University of Houston in 1976 and his M.S. ABD in Physics from SUNY at Stony Brook in 1978

JOE FANELLI - DIRECTOR OF CORPORATE DEVELOPMENT. Mr. Fanelli brings to our company extensive experience in strategic planning, as well as business and product development in the biotechnology arena. Specifically, Mr. Fanelli has been in executive management positions for more than 20 years, including Beckman Instruments, which was acquired by SmithKline. He then joined Cetus Corporation as Director and General Manager of their Instrument Division which was acquired three years later, along with the PCR amplification technology, by Perkin Elmer. Thereafter, Mr. Fanelli served at the Vice President level of Marketing, Sales and Business Development at emerging growth companies in the biotechnology market sector including American Bionetics, Cangene Corporation, Microgenics Corporation, Quantum Biotechnologies 1997-1999, Base 4 Bioinformatics 1998-2000 and Structural Bioinformatics 2000-2002. He participated in the acquisition of two companies and played a key role in starting and growing multi-million dollar biomedical research companies. In 2002 Mr. Fanelli started the, Lighthouse Consulting Group whose expertise is the commercial focus on emerging/converging drug discovery (especially genomics), biotech and diagnostic technologies. Specializing in business development, assessment, planning, beta site testing & market introduction of advanced proteomic and bioinformatic solutions. Mr fanelli joined Health Discovery Corporation in November 2003 to lead our Corporate Development efforts. He holds a B.A in Biology and a Masters Degree in Biological Sciences from California State University

SCIENTIFIC ADVISORY BOARD Our executive officers, directors and senior management are supported and enhanced by the technical expertise provided by members of our Scientific Advisory Board. We believe that the experience, expertise and contacts of the members of our Scientific Advisory Board will facilitate strategic alliances, customer license agreements and other collaborative arrangements that will benefit our company.

HERBERT A. FRITSCHE, M.D. - Chairman. Dr. Fritsche is a professor of Laboratory Medicine and Chief of the Clinical Chemistry Section at The University of Texas, M.D. Anderson Cancer Center in Houston, Texas. During his 35 years at M.D. Anderson Cancer Center, Dr. Fritsche focused his research activities on the development and validation of cancer diagnostics. Dr. Fritsche participated in the validation and FDA clearance process for every commercial serum tumor marker product currently in use in the United States. He served as President of the Clinical Ligand Assay Society (CLAS) and on various committees for both the CLAS and the American Association for Clinical Chemistry (AACC).

         Dr. Fritsche is a fellow of the National Academy of Clinical Biochemistry and was awarded the National Award for Contributions in Education by the AACC; the Outstanding Clinical Chemist Award by the Texas Section, AACC; a Dean's Excellence Award for the University of Texas Graduate School of Biomedical Science; a Distinguished Scientist Award from the CLAS; and the Johnson and Johnson Award for Outstanding Research and Contributions to Clinical Biochemistry from the National Academy of Clinical Biochemistry. Dr. Fritsche currently serves on the Expert Panel for developing Tumor Marker Practice Guidelines for the American Society of Clinical Oncology, and the Laboratory Practice Guidelines Committee for the National Academy of Clinical Biochemistry. Dr. Fritsche also serves as a consultant/advisor to the National Cancer Institute and other international diagnostic companies and biotech start-up companies and serves on the editorial board of six international scientific journals.

ISABELLE GUYON, PH.D. Dr. Guyon is an internationally recognized expert in statistical data analysis, pattern recognition and machine learning. She is an acknowledged leader in her field serving as an expert with the European Commission to review grant proposals and serves as Vice-President of the International Unipen Foundation. While Dr. Guyon was a Principle Investigator at AT&T Bell Labs, she pioneered applications of neural networks to handwriting recognition for pen computers. In addition, while collaborating with Bernhard Boser and Vladimir Vapnik, she invented the Support Vector Machine method of data classification, which has become an internationally validated reference textbook method of machine learning which is currently used in drug and diagnostic biomarker discovery world-wide.

RAMANANDA K. MADYASTHA, M.D., PH.D. Dr. Madyastha is the Recipient of the Raja Ravi Sher Singh of Kalsia Memorial Cancer Research Prize for outstanding contributions in the field of cancer research. He served on the Faculty of the Basic and Clinical Immunology and Microbiology Department at the Medical University of South Carolina. Dr. Madyastha has been an active member of the American Association of Cancer Research for more than 20 years. In addition, he is Board Certified by the American Board of Managed Care Medicine and is a licensed Clinical Laboratory Director. Dr. Madyastha was involved in the development of the first neural network based diagnostic tests for prostate and ovarian cancer.

KARY MULLIS, PH.D. Dr. Mullis was the recipient of the 1993 Nobel Prize in Chemistry for his invention of polymerase chain reaction (PCR) hailed as one of the greatest scientific accomplishments of the twentieth century, one that revolutionized genetic science and engineering. PCR was a commercial success, with the original patent being sold to Hoffman LaRoche for $300 million, generating hundreds of millions of dollars in revenues from royalties. In addition, Dr. Mullis was awarded the Japan Prize, one of international sciences most prestigious awards, the Thomas A. Edison Award, California Scientist of the Year Award, The National Biotechnology Award, The Gairdner Award in Toronto, Canada, the R&D Scientist of the Year Award, the William Allan Memorial Award of the American Society of Human Genetics and the Preis Biochemische Analytik of the German Society of Clinical Chemistry and Boehringer Mannheim. Dr. Mullis was inducted into the National Inventors Hall of Fame in 1998.

BERNHARD SCHOLKOPF, PH.D. Dr. Scholkopf is a director at the Max Plank Institute for Biological Cybernetics in Tubingen, Germany and an elected member of the Max Plank Society. Dr. Scholkopf was recently appointed Honorary Professor for machine learning at the Technical University in Berlin and has taught at the Humboldt University in Berlin. Dr. Scholkopf won the Prize for Best Scientific Project at the German National Research Center for Computer Science and his thesis on Support Vector Machines won the annual dissertation prize of the German Association for Computer Science. In addition, he is a former research scientist at AT&T Bell Labs, GMD-FIRST in Germany, the Australian National University, and Microsoft Research in the United Kingdom.

TIN-CHUEN YEUNG, PH.D., MBA Dr. Yeung is a pharmacologist, MBA and currently the head of Strategic Development, Life Sciences for the Chicago Law Firm, Bell, Boyd & Lloyd, LLC. He is admitted to practice patent law before the U.S. Patent Bar. At Bell, Boyd, and Lloyd, LLC he is a member of the intellectual property group responsible for patent prosecution in the areas of biotechnology, nanotechnology, pharmaceuticals, drug delivery technologies, medical devices and other life sciences. Prior to his current position, Dr. Yeung served as President of Everest International, Inc. consultant to Fortune 500 medical technology companies and start-up biotechnology companies. He also served as Director of Strategy and Business Development for the Biosciences Division at Baxter International, Inc, where he managed the strategic development for world-wide development, marketing and manufacturing of recombinant protein products, as well as serving as Director of Corporate Development for Baxter, responsible for management of Baxter's acquisitions, technology development, licensing and strategic alliances. Dr. Yeung was formerly a research fellow at Harvard Medical School, Department of Pharmacology, studying the action and toxicity of anti-cancer drugs.

ITEM 10. EXECUTIVE COMPENSATION.

We do not have any revenue producing operations at the present time, and it may be some period of time before revenues are produced in amounts sufficient to pay executive salaries. When we have sufficient revenues we intend fix compensation levels for our executive officers at appropriate amounts.
During the fiscal year 2003 we granted to our President, David Cooper, and our Director of Corporate Development, Joe Fanelli immediately exercisable options to purchase our common stock. In each case the options are for 600,000 shares. Mr. Cooper and Mr. Fanelli both have the right to earn additional option grants upon the occurrence of specified conditions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning the beneficial ownership of our common stock as of February 27, 2004 by (i) each of our directors, and
(ii) all of our officers and directors as a group. Other than Dr. Barnhill, Mr. Braswell and Mr. Shaw no person is known to us to own shares of our common stock with 5% or more of the voting power of our company.

At February 27, 2004, there were 67,576,128 shares outstanding


                                    NUMBER OF SHARES
NAME AND POSITION                   BENEFICIALLY OWNED                 PERCENT OF CLASS (1)
-----------------                   ------------------                 --------------------

Dr. Stephen D. Barnhill             29,825,564 Indirect(2)                      44.00%
Chairman of the Board,
Chief Executive Officer and Medical Director
2 Springfield Place
Savannah, GA 37411


David Cooper, M.D., Ph.D.           600,000 Direct(3)                           0.009%
President
Chief Medical Officer Director
5842 Tree Line Drive
Fitchberg, Wisconsin 53711




Robert S. Braswell IV               2,602,153 Direct (4)                        3.84%
Chief Administrative Officer          780,000 Indirect (5)                      1.15%r
Director, Secretary and Treasurer
One Chaparral Place
Lorena, TX 76655

Sandy Shaw                          3,825,000 Direct                            5.64%
Vice President and Director of Fractal Technology
111 Commonwealth Avenue
San Francisco, CA 94118

Joe Fanelli                         850,000 Direct (6)                          0.012%
Director of Corporate Development
8150 Harmony Grove Road
Escondido CA 92029

All officers and directors as       38,482,717                                  56.78%
a group ( five persons)

------------------------------------------------------------------

(1) Includes 600,000 options Granted to Dr. Cooper and 600,000 options granted to Mr. Fanelli, all of which are presently exercisable.
(2) These shares are held by Barnhill Group LLC which is wholly owned by Dr. Barnhill
(3)  These share are represented by presently exercisable options.
(4) Includes 11,667 shares are owned by Mr. Braswell and his wife as joint tenants.
(5) Includes 226, 676 shares are owned by Mr. Braswell's wife, 140,000 shares owned by a corporation controlled by Mr. Braswell and 413,324 shares owned by his minor children.
(6)  These share are represented by presently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 15, 2003, we entered into an agreement with Dr. Stephen Barnhill and the Barnhill Group LLC to purchase the assets of Barnhill Group LLC. As a part of the agreement the Barnhill Group LLC was to receive 29,825,564 shares of our common stock. The asset acquisition agreement was completed on September 24, 2003. The restricted shares of our common stock were issued to the Barnhill Group LLC on August 26, 2003. As a result of this transaction we acquired a 49% interest in Fractal Genomics. Dr. Barnhill currently serves as our Chief Executive Officer and the Chairman of our Board of Directors.

On August 29, 2003, we signed a binding letter of agreement to acquire all the assets of Fractal Genomics, a company founded and owned 51% by Mr. Sandy Shaw, in exchange for 3,825,000 shares of our common stock and a note for $500,000 payable quarterly in amounts of $62,500.

Our acquisition of the assets was completed on December 30, 2004. Mr. Shaw currently serves as a Director and as our Vice President, Fractal Technology.

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

4.1 (b) Copy of Specimen Certificate for shares of common stock.

4.2 Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

4.2(A) Corrected Article 3.02 of By-Laws. Registrant incorporates by reference
Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, File No. 333-62216, filed 8/15/2001

4.3(a) Non Qualified stock option agreements dated October 30, 2003 between registrant and David Cooper.

4.3(b) Non Qualified stock option agreements dated October 30,2003 between registrant and Joe Fanelli.

10.1(a) Technology License Agreement dated May 15, 2001, as amended July 17, 2001 between Direct Wireless Corporation and Direct Wireless Communications, Inc. Registrant incorporates by reference Exhibit 10.1(a) to Amendment No.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 7/24/ 2001.

10.2 Asset purchase agreement between registrant dated September 15,2003 and Barnhill Group LLC.

10.3 Asset purchase agreement between registrant dated December 30,2003 and Fractal Genomics LLC.

23. Consent of Darilek Butler and CO, .P.C. Certified Public Accountant

31. Section 302 Certification of Robert S. Braswell IV

32. Certification of Robert S. Braswell IV

(B) REPORTS ON FORM 8-K. 8-K Filed September 12, 2003. Item 1 Change in Control of Registrant.

8-K Filed October 9, 2003 Item 2 Acquisition or Disposition of Assets.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

Statement of Changes in Stockholders' Equity                   F-5

Statement of Cash Flows                                        F-6

Notes to Financial Statements                                  F-7

                           DARILEK, BUTLER & CO., P.C.
                         2702 N. Loop 1604 E., Suite 202
                            San Antonio, Texas 78232
                               210-979-0055 phone
                                210-979-0058 fax


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Health Discovery Corporation
(Formerly Known as Direct Wireless Communications, Inc.)
San Antonio, Texas


We have audited the accompanying balance sheet of Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.)(a Development Stage Company) as of December 31, 2003 and the related statements of income and cash flows for the period from inception (April 6, 2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) as of December 31, 2003 and the results of its operations and its cash flows for the initial period then ended in conformity with accounting principles generally accepted in the United States of America, consistently applied.

                                                  "Darilek, Butler & Co., P.C."

San Antonio, Texas
February 27, 2004

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Balance Sheet
December 31, 2003


                                                                                            2003
                                                                                       ---------------
ASSETS:

Current Assets
     Cash                                                                            $         76,589
                                                                                       --------------
          Total Current Assets                                                                 76,589
                                                                                       --------------

Other Assets
     Patent Costs                                                                                 510
     Accumulated Amortization                                                                     (14)
     Investment in The Barnhill Group, LLC                                                    596,511
     Investment in Fractal Genomics, LLC                                                      267,750
                                                                                       --------------
                                                                                              864,757
                                                                                       --------------
          Total Assets                                                               $        941,346
                                                                                       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Accounts Payable - Trade                                                        $          5,587
     Accrued Liabilities                                                                        5,495
                                                                                       --------------
          Total Current Liabilities                                                            11,082
                                                                                       --------------
          Total Liabilities                                                                    11,082
                                                                                       --------------

Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized 66,576,128 Shares
         Issued and Outstanding                                                             1,822,023
    Additional Paid-In Capital                                                                216,719
    Deficit Accumulated During Development Stage                                           (1,108,478)
                                                                                       --------------
          Total Stockholders' Equity                                                          930,264
                                                                                       --------------
          Total Liabilities and Stockholders' Equity                                 $        941,346
                                                                                       ==============




   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Statements of Loss
For the Year Ended December 31, 2003 and the Period from April 6, 2001 (Date of Inception) to December 31, 2003


                                                                               April 6, 2001
                                                             Year Ended        (Inception) to
                                                            December 31,        December 31,
                                                                2003                2003
                                                           ---------------     ---------------
Revenues
     Capital Gain (Loss) on Sale of Assets               $              0    $            (20)
     Dividend Income                                                    0                  64
     Miscellaneous Income                                              50                 326
                                                           ---------------     ---------------
Total Revenues                                                         50                 420
                                                           ---------------     ---------------

Expenses
     Administrative Fees                                           15,300              50,719
     Advertising                                                    4,498               7,568
     Amortization                                                      14                  14
     Auto Expense                                                       0                 272
     Bad Debt Expense                                               6,379               6,379
     Bank Charges                                                     289                 389
     Continuing Education                                             200                 200
     Dues and Subscriptions                                           604               1,404
     Equipment Lease                                                  244                 244
     Insurance                                                          0                 276
     Interest                                                           0                 118
     License Fees                                                  16,260             240,800
     Meals and Entertainment                                        1,211               1,551
     Office Expense                                                 3,476               8,366
     Other Expense                                                    387                 387
     Outside Services                                              76,625              80,841
     Postage and Delivery                                             828               2,893
     Professional and Consulting Fees                              57,270             641,597
     Rent Expense                                                     580               1,740
     Repairs and Maintenance                                          184                 239
     Salaries and Wages                                            26,667              26,667
     Stock Transaction Fees                                         2,396              10,481
     Supplies                                                          21               7,021
     Telephone                                                      2,080               2,080
     Travel                                                         3,726               5,561
                                                                   10,406              11,091
                                                           ---------------     ---------------
          Total Expenses                                          229,645           1,108,898
                                                           ---------------     ---------------
Net Loss Before Provision for Federal Income Tax                 (229,595)         (1,108,478)
Provision For Federal Income Tax                                        0                   0
                                                           ---------------     ---------------
Net Loss                                                 $       (229,595)   $     (1,108,478)
                                                           ===============     ===============


Average Outstanding Shares                                     33,776,646          19,809,111

Loss Per Share                                           $          (0.01)   $          (0.06)


   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
Statement of Changes in Stockholders' Equity
For the Period from April 6, 2001
(Date of Inception) to December 31, 2003


                                                                                                   Deficit
                                                                                                  Accumulated
                                                       Common Stock              Additional          During           Total
                                              --------------------------------     Paid-In        Development     Stockholders'
                                                 Shares             Amount         Capital           Stage            Equity
                                              --------------     -------------   -------------  ----------------  ---------------
Balance - April 6, 2001 (Inception)                       0    $            0  $            0 $               0 $              0
Contributed Services                                      0                 0          50,719                 0           50,719
Stock Issued for Cash                             5,469,150           298,493         166,000                 0          464,493
Stock Issued As Direct Wireless Corporation      10,138,975                 0               0                 0                0
Dividend
Stock Issued to Officers                          7,100,000                 0               0                 0                0
Stock Issued for Services                         6,342,439           589,746               0                 0          589,746
Stock Issued for Acquisitions                    33,650,564           864,261               0                 0          864,261
Stock Held In Escrow                              1,377,000                 0               0                 0                0
Cash Received for Sale of Escrowed Shares         2,498,000            69,523               0                 0           69,523
Net Loss                                                  0                 0               0        (1,108,478)      (1,108,478)
                                              --------------     -------------   -------------  ----------------  ---------------
Balance - December 31, 2003                      66,576,128    $    1,822,023  $      216,719 $      (1,108,478) $       930,264
                                              ==============     =============   =============  ================  ===============


   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Statement of Cash Flows
From the Date of Inception (April 6, 2001) to December 31, 2003


Cash Flows From Operating Activities
         Net Loss                                                                   $      (1,108,478)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activities:
                   Services Contributed                                                        50,719
                   Services Provided for Stock                                                589,746
                   Patent Costs                                                                  (510)
                   Amortization                                                                    14
           Increase in:
                   Accounts Payable - Trade                                                     5,587
                   Accrued Liabilities                                                          5,495
                                                                                      ----------------
                  Net Cash Provided (Used) by Operating Activities                           (457,427)

Cash Flows From Investing Activities
         Sale (Purchase) of Mutual Funds                                                            0
                                                                                      ----------------
                   Net Cash Provided (Used) by Investing Activities                                 0

Cash Flows From Financing Activities
         Cash from Sale of Stock                                                              534,016
                                                                                      ---------------
                   Net Cash Provided (Used) by Financing Activities                           534,016

          Net Increase in Cash                                                                 76,589

Cash, at Beginning of Period                                                                        0
                                                                                      ----------------

Cash, at End of Period                                                              $          76,589
                                                                                      ================

Non-Cash Transactions:
----------------------

Services Contributed for Administration                             $ 50,719
                                                                    ========

Stock Issued for Professional and Consulting Services               $589,746
                                                                    ========


   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
December 31, 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

NATURE OF OPERATIONS AND DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the Company) has been in the development stage since the date of incorporation on April 6, 2001. The Company was primarily engaged in the activity of developing technology for a wireless telephone system. On May 15, 2001, the Company entered into a Technology Licensing Agreement with Direct Wireless Corporation (Direct Wireless). Under this agreement, the Company was granted a license to market and/or sublicense in the United States the wireless telephone communications technology on which Direct Wireless holds the patents. As described in Item 2 of the filing, the Company has recently acquired new technologies and has decided to abandon the telecommunications industry and compete in the biotechnology industry.

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

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE B - RELATED PARTY TRANSACTIONS
-----------------------------------

Direct Wireless Corporation provided office space and administrative services to the Company for the year until September 30, 2003. The estimated value for the services provided totaled $15,300 for the year ended December 31, 2003 and are recorded as administrative services in the accompanying financial statements.

NOTE C - LICENSE FEES EXPENSE - LICENSE AGREEMENT
-------------------------------------------------

Effective April 30, 2001, the Company entered into a license agreement with Direct Wireless Corporation. The Company had agreed to pay $10,000,000 under the terms of the license agreement to be paid as the Company gains money from the sale or sales of sub-licenses for the United States. The Company had also agreed to pay a percentage of all fees collected of licensed products to Direct Wireless under the terms of the agreement.

As a result of the Barnhill Group Acquisition, the license agreement was canceled.

The accompanying financial statements include $15,900 of license fees expensed that have been paid to Direct Wireless for the year ended December 31, 2003 and $240,440 from inception. No amortization of such fees have occurred during the development stage.

NOTE D - ESCROW AGREEMENT
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of December 31, 2003, the escrow agent has 1,377,000 shares remaining in the escrow fund.

NOTE E - FEDERAL INCOME TAXES
-----------------------------

At December 31, 2003, the Company had net operating loss carryforwards totaling $1,108,478, which expire in 2023. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

                                    EXHIBITS
                                INDEX TO EXHIBITS

3.1(b) Articles of Amendment to Articles of Incorporation changing Registrant name from Direct Wireless Communications, Inc., to Health Discovery Corporation.

4.1 (b) Copy of Specimen Certificate for shares of common stock.

4.3(a) Non Qualified stock option agreements dated October 30, 2003 between registrant and David Cooper.

4.3(b) Non Qualified stock option agreements dated October 30,2003 between registrant and Joe Fanelli.

10.2 Asset purchase agreement between registrant dated September 15,2003 and Barnhill Group LLC.

10.3 Asset purchase agreement between registrant dated December 30,2003 and Fractal Genomics LLC.

23. Consent of Darilek and Butler CO., PC.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form SB-2 and authorized this registration statement to be signed on its behalf by the undersigned, in the City of Waco, State of Texas on September30, 2003.

Health Discovery Corporation

By: s/Stephen D. Barnhill M.D., Chief Executive Officer
    ---------------------------------------------------
 (Signatures and Title)

Stephen D. Barnhill M.D., Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signature                                                         Date

/s/Stephen D. Barnhill M.D.                                       March 30, 2004
----------------------------------------------------
Stephen D. Barnhill M.D., Principal Executive Officer

/s/David Cooper                                                   March 30, 2004
-----------------------------------------------------
David Cooper, President and Medical director

/s/Robert S. Braswell IV                                          March 30, 2004
-----------------------------------------------------
Robert S. Braswell IV, Principal Financial Officer

/s/Robert S. Braswell, IV                                         March 30, 2004
--------------------------------------------
Robert S. Braswell, IV, Principal Accounting Officer

/s/Stephen D. Barnhill M.D.                                       March 30, 2004
-----------------------------------------------------
Stephen D. Barnhill M.D., Chairman of the Board

/s/Stephen D. Barnhill M.D.                                       March 30, 2004
-----------------------------------------------------
Stephen D. Barnhill M.D., Director

/s/Robert S. Braswell, IV                                         March 30, 2004
-----------------------------------------------------
Robert S. Braswell, IV, Director

/s/David Cooper                                                   March 30, 2004
-----------------------------------------------------
David Cooper, Director