Form 10QSB
period 2004-03-31
DIRECT WIRELESS COMMUNICATIONS INC
filed 2004-05-17
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004
                                                 --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-62216
                                               ---------

                          HEALTH DISCOVERY CORPORATION
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,776,128
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I  Financial Information

Item 1. Financial Statements                                                Page
                                                                            ----

        Balance Sheet                                                          1

        Statements of Loss and Accumulated Deficit                             2

        Statement of Changes in Stockholders' Equity                           3

        Statements of Cash Flows                                               4

        Notes to Financial Statements                                        5-7

Item 2. Management's Discussion and Analysis of Financial

             Condition and Results of Operations                            8-10

PART II OTHER INFORMATION                                                     11

Item 1. Recent Developments in Legal Proceedings                              11

Item 2. Changes in Securities                                                 11

Item 3. Defaults upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports in Form 8-K                                      12

        Signatures                                                            13

HEALTH DISCOVERY CORPORATION                                              Page 1
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Balance Sheet
March 31, 2004

ASSETS:

Current Assets
     Cash                                                           $    85,441
                                                                    -----------
          Total Current Assets                                           85,441
                                                                    -----------
Other Assets
     Accounts Receivable - Stockholders                                       0
     Accounts Receivable - Sale of Escrow Shares                              0
     Patent Costs                                                           510
     Accumulated Amortization                                               (23)
     Other Intangibles                                                1,364,261
                                                                    -----------
          Total Other Assets                                          1,364,748
                                                                    -----------
          Total Assets                                              $ 1,450,189
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Accounts Payable - Trade                                       $    28,255
     Accrued Liabilities                                                 33,463
     Current Portion of Long-Term Debt                                  183,779
                                                                    -----------
          Total Current Liabilities                                     245,497
                                                                    -----------
Long-Term Debt, Less Current Portion                                    253,721
                                                                    -----------
          Total Liabilities                                             499,218
                                                                    -----------
Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized
       66,576,128 Shares
         Issued and Outstanding                                       2,112,023
    Additional Paid-In Capital                                          216,719
    Deficit Accumulated During Development Stage                     (1,377,771)
                                                                    -----------
          Total Stockholders' Equity                                    950,971
                                                                    -----------
          Total Liabilities and Stockholders' Equity                $ 1,450,189
                                                                    ===========

   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION                                             Page 2
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Statements of Loss
For the Quarter Ended March 31, 2004 and the Period from
April 6, 2001 (Date of Inception) to March 31, 2004

                                                                  April 6, 2001
                                                  Quarter Ended   (Inception) to
                                                     March 31,       March 31,
                                                       2004            2004
                                                   ------------    ------------
Revenues
     Capital Gain (Loss) on Sale of Assets         $          0    $        (20)
     Dividend Income                                          0              64
     Miscellaneous Income                                     0             376
                                                   ------------    ------------
Total Revenues                                                0             420
                                                   ------------    ------------
Expenses
     Administrative Fees                                      0          50,719
     Advertising                                         16,246          23,814
     Amortization                                             9              23
     Auto Expense                                           136             408
     Bad Debt Expense                                         0           6,379
     Bank Charges                                            92             481
     Continuing Education                                     0             200
     Dues and Subscriptions                                   0           1,404
     Equipment Lease                                        226             470
     Insurance                                                0             276
     Interest                                             6,383           6,502
     License Fees                                            30         240,830
     Meals and Entertainment                              1,860           3,410
     Office Expense                                         395           8,761
     Other Expense                                            0             387
     Outside Services                                         0          80,841
     Postage and Delivery                                   326           3,219
     Professional and Consulting Fees                    35,662         677,259
     Rent Expense                                         5,454           7,194
     Repairs and Maintenance                                  0             239
     Salaries and Wages                                 166,333         193,000
     Stock Transaction Fees                                 663          11,144
     Supplies                                                 0           7,021
     Taxes - Payroll                                     11,203          13,283
     Telephone                                            2,679           8,241
     Travel                                              21,595          32,686
                                                   ------------    ------------
          Total Expenses                                269,292       1,378,191
                                                   ------------    ------------
Net Loss Before Provision for Federal Income Tax       (269,292)     (1,377,771)

Provision For Federal Income Tax                              0               0
                                                   ------------    ------------
Net Loss                                           $   (269,292)   $ (1,377,771)
                                                   ============    ============

Average Outstanding Shares                           66,576,128      25,678,029

Loss Per Share                                     $      (0.00)   $      (0.05)

   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION                                             Page 3
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from April 6, 2001 (Date of Inception) to March 31, 2004

                                                                                             Deficit
                                                                                           Accumulated
                                                     Common Stock           Additional        During           Total
                                              ---------------------------    Paid-In       Development     Stockholders'
                                                 Shares         Amount       Capital          Stage           Equity
                                              -------------  ------------   -----------   -------------    ------------
Balance - April 6, 2001 (Inception)                      0   $         0    $        0    $          0     $         0
Contributed Services                                     0             0        50,719               0          50,719
Stock Issued for Cash                            5,469,150       298,493       166,000               0         464,493
Stock Issued as a dividend to the               10,138,975             0             0               0               0
Shareholders of Direct Wireless
Corporation
Stock Issued to Officers of Direct Wireless
Corporation                                      7,100,000             0             0               0               0
Stock Issued for Services                        6,342,439       589,746             0               0         589,746
Stock Issued for Other Intangibles              33,650,564       864,261             0               0         864,261
Cash Received for Sale of Escrowed Shares        3,875,000       359,523             0               0         359,523
Net Loss                                                 0             0             0      (1,377,771)     (1,377,771)
                                              -------------  ------------   -----------   -------------    ------------
Balance - March 31, 2004                        66,576,128   $ 2,112,023    $  216,719    $ (1,377,771)    $   950,971
                                              =============  ============   ===========   =============    ============

   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION                                             Page 4
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Statement of Cash Flows
For the Period from April 6, 2001 (Date of Inception) to March 31, 2004

                                                                 From Inception
                                                                 (April 6, 2001)
                                                                       to
                                                                     3/31/04
                                                                 --------------
Cash Flows From Operating Activities
  Net Loss                                                        $ (1,377,771)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by (Used for) Operating Activities
           Services Contributed                                         50,719
           Services Provided for stock                                 589,746
           Patent Costs                                                   (510)
           Amortization                                                     23
    Increase in Accounts Payable - Trade                                28,255
    Increase in Accrued Liabilities                                     33,463
                                                                  ------------
           Net Cash Provided (Used) by Operating Activities           (676,075)
                                                                  ------------
Cash Flows From Investing Activities
    (Purchase) of Other Intangibles                                   (500,000)
                                                                  ------------
           Net Cash Provided (Used) by Investing Activities           (500,000)
                                                                  ------------
Cash Flows From Financing Activities
    Proceeds from Notes Payable                                        437,500
    Cash from Sale of Stock                                            824,016
                                                                  ------------
                                                                     1,261,516
                                                                  ------------
    Net Increase in Cash                                                85,441

Cash, at Beginning of Period                                                 0

Cash, at End of Period                                            $     85,441
                                                                  ============

Non-Cash Transactions:
----------------------

Services Contributed for Administration                           $     50,719
                                                                  ============
Stock Issued for Professional and Consulting Services             $    589,746
                                                                  ============
Stock Issued for Other Intangibles                                $    864,261
                                                                  ============

   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION                                             Page 5
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
March 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

NATURE OF OPERATIONS AND DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the Company) has been in the development stage since the date of incorporation on April 6, 2001. The Company was primarily engaged in the activity of developing technology for a wireless telephone system. As described in Item 1 of the (10 KSB dated 12-31-2003) filing, the Company has decided to abandon its efforts in the telecommunications industry and acquired new technologies in the biotechnology industry. During 2003, the Company acquired the assets of the Barnhill Group, LLC and Fractal Genomics in pursuit of it biotechnology focus.

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

CASH FLOWS

For the purpose of the cash flow statement, cash and cash equivalents represent funds deposited in banks and investments maturing within three months..

USE OF ESTIMATES

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could differ from those estimates.

HEALTH DISCOVERY CORPORATION                                             Page 6
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
March 31, 2004


NOTE B - RELATED PARTY TRANSACTIONS
-----------------------------------

Direct Wireless Corporation provided office space and administrative services to the Company until September 30, 2003. The estimated value for the services provided totaled $15,300 since inception and are recorded as administrative services in the accompanying financial statements.

NOTE C - OTHER INTANGIBLES
--------------------------

On August 26, 2003 Health Discovery Corporation acquired the patents, patent rights, all pending intellectual property, proprietary software, and websites of Barnhill Group, LLC through the issue of 29,825,564 common stock shares of Health Discovery Corporation (then known as Direct Wireless Communications, Inc.). The purchase of Barnhill Group, LLC's assets was recorded at $596,511, which was the market value of the shares issued at the date of acquisition. The purchase is recorded as other intangibles in the accompanying financial statements.

On September 30, 2003 Health Discovery Corporation acquired the patents, patent rights, all pending intellectual property, proprietary software, and websites of Fractal Genomics, LLC through the issue of 3,825,000 common stock shares of Health Discovery Corporation (then known as Direct Wireless Communications, Inc.). In addition to the common stock shares issued for the acquisition of Fractal Genomics, LLC's assets, the Company agreed to execute a note for $500,000 paid in quarterly installments to the seller. The purchase of Fractal Genomics, LLC's assets was recorded at $767,750, which was the market value of the shares issued at the date of acquisition plus the amount of the note. The purchase is recorded as other intangibles in the accompanying financial statements.

NOTE D - LICENSE FEES EXPENSE - LICENSE AGREEMENT
-------------------------------------------------

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

The accompanying financial statements include $240,440 of license fees expensed that have been paid to Direct Wireless from inception. No amortization of such fees have occurred during the development stage.

HEALTH DISCOVERY CORPORATION                                             Page 7
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
March 31, 2004


NOTE E - ESCROW AGREEMENT
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of March 31, 2004, the escrow agent does not have any shares remaining in the escrow fund.

NOTE F - FEDERAL INCOME TAXES
-----------------------------

At March 31, 2004, the Company had net operating loss carryforwards totaling $1,377,771, which will expire in 2024. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

NOTE G - NOTE PAYABLE
---------------------

As part of the purchase of Fractal Genomics, LLC's assets, Health Discovery Corporation agreed to pay an additional $500,000 in eight equal installments of $62,500 plus interest at the rate of six percent (6%) per annum with the initial payment due and payable on January 2, 2004 and thereafter on the following dates: April 1, 2004; July 1, 2004; October 1, 2004; January 1, 2005; April 1, 2005; July 1, 2005; and October 1, 2005. In the event that any payment of principal and interest is not made within fifteen (15) days after the due date thereof, then all of the then unpaid principal and relevant accrued interest shall become immediately due and payable. As of March 31, 2004, there is a balance of $437,500.

Following are maturities schedule of the note:

               Year Ended
               December 31,         Amount
               ------------       ----------

                   2004           $  183,779
                   2005              253,721
                                  ----------
                                  $  437,500
                                  ==========

NOTE H - OUTSTANDING WARRANTS
-----------------------------

At March 31, 2004, Health Discovery Corporation had outstanding warrants to purchase 1,200,000 shares of its common stock. The warrants are exercisable at a price of $0.01 per share.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS.                                 Page 8

We have not realized any earned income since inception. While we have entered into agreements to perform analyses of clinical data using our computational technologies, we will earn income from those efforts after the identification and patenting of new biomarkers. We have, however, secure both joint ownership rights and/or first options for worldwide exclusive rights to our discoveries in these agreements. We have been able to fund our operations though a private offering of our common stock under rules providing exemptions for such offerings and will continue to do so.

OUR  TECHNOLOGY.

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

OUR MARKET

Developing and evaluating new drugs and medical therapies in less time and at lower cost is of enormous potential benefit for modern healthcare. Genuinely new products must pass a series of both in-vitro and in-vivo testing in order to demonstrate their safety and effectiveness for a specific clinical application. Historically, the endpoints of these trials were traditional ones tied to the actual disease being evaluated, such as a decrease in mortality or an objective/semi-objective decrease in clinical symptoms associated with the condition. In the last 10 to 15 years, there has been a move by the U.S. Food and Drug Administration (FDA) to incorporate other endpoints, including genes that are biomarkers for the existence or absence of a particular disease, which are nontraditional findings that are related to the presence or absence of disease. Examples of successful application of biomarker data to therapeutic evaluation include the drugs Betaseron for use against multiple sclerosis and Herceptin in the treatment of breast cancer.

Our goal is to leverage the FDA's expedited approval process by producing more relevant and predictable biomarkers for drug discovery. By speeding up approval, new and better medicines and diagnostic markers can be developed for patients worldwide.

Using our established relationships and signed discovery contracts with top US medical and cancer centers and our recently acquired fractal genomics computational technologies, our goal is to overcome the difficulties encountered with biomarker discovery and become the first company, to our knowledge, to perform the total process of "first-phase" discovery by identifying a particular clinical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways) that are relevant to the solution of the medical problem as described below. Once we discover these new biomarkers and pathways, we intend to immediately file patent applications to protect the discoveries such as with the patents filed for our Leukemia discovery.

These patent-protected biomarkers and pathways represent the products of our company. After our discovery is patent protected, the process of selling or licensing the newly discovered biomarkers and pathways will begin. The information will then be sold or licensed to diagnostic companies for development into new state-of-the-art diagnostic assays and the same information will be sold or licensed to pharmaceutical companies for further development into the next generation of therapeutic targets.

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

We will provide any or all levels of "First Phase" biomarker discovery is based on the belief that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This pathway includes several critical levels of decision-making all of which are part of our business strategy.

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

THE SECOND LEVEL OF DISCOVERY IS THE PROPER IDENTIFICATION AND PROCUREMENT OF THE MOST RELEVANT AND PROFESSIONALLY COLLECTED CLINICAL SPECIMENS.

Based on the clinical dilemma to be solved, does the appropriate clinical trial determined by our team of experts require blood, serum, aspirate fluid, tissue or some other clinically relevant specimen? Once the correct decision is made, we will procure the specimens necessary for the discovery from highly reputable institutions, like MD Anderson Cancer Center in Houston, Texas, where we believe proper collection and informed consent are completed under the strictest scientific protocol.

THE THIRD LEVEL OF DISCOVERY IS THE ANALYTICAL COMPONENT.

The clinical specimens must then be analyzed and converted into relevant clinical data. Our team of experts make the determination of which analytical method is appropriate for the most successful biomarker and pathway discovery. Our experts constantly monitor improvements in these techniques worldwide. The techniques we currently expect to use include mass spectroscopy, MALDI, SELDI, DNA methylation, gene chip analysis, 2-D Gel Electrophoresis, as well as other proprietary techniques developed by companies and academic institutions with which we have relationships.

THE FOURTH LEVEL OF DISCOVERY IS THE COMPUTATIONAL COMPONENT.

The data generated from the analytical component must then be computationally analyzed for the discovery of new biomarkers, patterns among those biomarkers and causality pathways. Our team of experts decides which of the current leading computational algorithms, such as the fractal geometry modeling (FGM) techniques owned by the Company, are best suited to solve the particular clinical dilemma in question. The data is then computationally analyzed, and the new biomarkers and pathways are discovered and patent protected.

THE FIFTH LEVEL OF DISCOVERY
PATENT PROTECT THE DISCOVERY.

Newly discovered biomarkers and pathways will be patented for future license to diagnostic companies for use in biomarker assays and to pharmaceutical companies for use in developing drug targets.

THE SIXTH LEVEL OF DISCOVERY
DEFINE THE CLINICAL VALIDITY AND UTILITY OF DISCOVERED BIOMARKERS.

Biomarkers uncovered through the four stages of discovery will be subsequently validated independently in larger, clinically relevant populations. Clinical validity of a biomarker is confirmed by its presence in the clinical condition in question and its ability to differentiate one disease state from another, or a diseased state from a healthy state. Markers validated by our processes will provide: vastly improved diagnostic capabilities; may identify potential therapeutic targets for pharmaceutical intervention (e.g. membrane signaling proteins and inhibitors); and markers suitable for monitoring disease progression following therapeutic intervention. Application of clinically validated biomarkers in such a manner will result in improved individual patient care and the advancement of the field of personalized medicine. This unique approach to biomarker discovery and its additional validation in relevant clinical samples advances the commercial potential of biomarkers uncovered by Health Discovery Corporation to diagnostic and therapeutic partners. Integration of the six levels of biomarker discovery results in improved efficiencies in translation of this information into commercial and medically valuable products.

The goal of Health Discovery Corporation is to produce more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are the plantiff in Health Discovery Corporation vs Bill G. Williams and Shirley K. Williams in the 74th Judicial Disctrict Mclennan County Texas. We obtained a tempopry restraining order prohibiting Mr and Mrs. Williams from selling any of our common stock. The restraing order has expired and a hearing will be scheduled on our claims that defendents were selling our stock in a manner which artifically depressed the market price of our stock.

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

3.1(b) Articles of Amendment to Articles of Incorporation changing Registrant name from Direct Wireless Communications, Inc., to Health Discovery Corporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-QSB File No. 333-62216 Filed 3/30/2004.

3.2 By-Laws. Registrant incorporates by reference Exhibit 3.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

4.1 Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

4.1(b) Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K, filed 3/30/2004.

4.2 Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

4.2(a)   Corrected Article 3.02 of By-Laws. Registrant incorporates by reference
         Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, File No. 333-62216, filed 8/15/2001

4.3(a) Non Qualified stock option agreements dated October 30, 2003 between registrant and David Cooper. Registrant incorporates by reference
         Exhibit 4.3(a) to Form 10-K, filed 3/30/2004.

4.3(b) Non Qualified stock option agreements dated October 30,2003 between registrant and Joe Fanelli. Registrant incorporates by reference
         Exhibit 4.3(b) to Form 10-K, filed 3/30/2004.

10.1(a) Technology License Agreement dated May 15, 2001, as amended July 17, 2001 between Direct Wireless Corporation and Direct Wireless Communications, Inc. Registrant incorporates by reference Exhibit 10.1(a) to Amendment No.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 7/24/2001.

10.2 Asset purchase agreement between registrant dated September 15,2003 and Barnhill Group LLC. Registrant incorporates by reference Exhibit 10.2 to Form 10-K, filed 3/30/2004.

10.3 Asset purchase agreement between registrant dated December 30,2003 and Fractal Genomics LLC. Registrant incorporates by reference Exhibit 10.3 to Form 10-K, filed 3/30/2004.

23.      Certifications of Chief Financial Officer

(B) REPORTS ON FORM 8-K.

8-K Filed January 20, 2004 Item 2 Acquisition or Disposition of Assets.

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Health Discovery Corporation
                                         Registrant

         Date: May 14, 2004              /s/ Stephen D. Barnhill M.D.
                                         ----------------------------
                                         Printed Name Stephen D. Barnhill M.D.
                                         Title Chief Executive Officer

         Date: May 14, 2004              /s/ Robert S. Braswell IV
                                         -------------------------
                                         Printed Name Robert S. Braswell IV
                                         Title Chief Administrative
                                         Officer / Secretary