Form 10KSB/A
period 2003-03-31
DIRECT WIRELESS COMMUNICATIONS INC
filed 2004-06-14
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           AMENDMENT NO. 1 FORM 10-KSB


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 67,776,128

Transitional Small Business Disclosure Format (Check one): Yes   , No X
                                                             ---     ---

                                     PART I


EXPLANATORY NOTE: This Amendment No. 1 to the Annual Report on Form 10-K of Health discovery Corporation for the year ended December 31, 2003 has been filed to reflect the closing of the acquisition of Fractal Genomics LLC and the note created on December 30, 2003. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or substantively modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.


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


3.1(b) Articles of Amendment to Articles of Incorporation changing Registrant name from Direct Wireless Communications, Inc., to Health Discovery Corporation. Registrant incorporates by reference Exhibit 3.1 (b) to form 10-KSB File No. 333-62216 filed 3/30/2004.


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


4.3(a) Non Qualified stock option agreements dated October 30, 2003 between registrant and David Cooper. Registrant incorporates by reference Exhibit 4.3(a) to form 10-KSB File No. 333-62216 filed 3/30/2004

4.3(b) Non Qualified stock option agreements dated October 30,2003 between registrant and Joe Fanelli. Registrant incorporates by reference Exhibit 4.3(b) to form 10-KSB File No. 333-62216 filed 3/30/2004


10.1(a) Technology License Agreement dated May 15, 2001, as amended July 17, 2001 between Direct Wireless Corporation and Direct Wireless Communications, Inc. Registrant incorporates by reference Exhibit 10.1(a) to Amendment No.1 to Registration Statement on Form SB-2, File No. 333-62216, filed 7/24/ 2001.


10.2 Asset purchase agreement between registrant dated September 15,2003 and Barnhill Group LLC. Registrant incorporates by reference Exhibit 10.2 to form 10-KSB File No. 333-62216 filed 3/30/2004

10.3 Asset purchase agreement between registrant dated December 30,2003 and Fractal Genomics LLC. Registrant incorporates by reference Exhibit 10.3 to form 10-KSB File No. 333-62216 filed 3/30/2004


23. Consent of Darilek Butler and CO, .P.C. Certified Public Accountant

31. Section 302 Certification of Robert S. Braswell IV

32. Certification of Robert S. Braswell IV

(B) REPORTS ON FORM 8-K.


8-K Filed September 12, 2003. Item 1 Change in Control of Registrant. Registrant incorporates by reference reports on form 8-K to form 10-KSB File No. 333-62216 filed 3/30/2004

8-K Filed October 9, 2003 Item 2 Acquisition or Disposition of Assets. Registrant incorporates by reference reports on form 8-K to form 10-KSB File No. 333-62216 filed 3/30/2004

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

                                                  "Darilek, Butler & Co., P.C."

San Antonio, Texas
February 27, 2004

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Balance Sheet
December 31, 2003

                                                                                         2003
                                                                                  -----------
ASSETS:
Current Assets
     Cash .....................................................................   $    76,589
                                                                                  -----------
          Total Current Assets ................................................        76,589
                                                                                  -----------


Other Assets
     Patent Costs .............................................................           510
     Accumulated Amortization .................................................           (14)
     Other Intangibles ........................................................     1,364,261
                                                                                  -----------
                                                                                    1,364,757
                                                                                  -----------
          Total Assets ........................................................   $ 1,441,346
                                                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:


Current Liabilities
     Accounts Payable - Trade .................................................   $     5,587
     Accrued Liabilities ......................................................         5,495
     Current Portion of Long-Term Debt ........................................       246,279
                                                                                  -----------
          Total Current Liabilities ...........................................       257,361
                                                                                  -----------

Long-Term Debt, Less Current Portion ..........................................       253,721
                                                                                  -----------
          Total Liabilities ...................................................       511,082
                                                                                  -----------


Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized 66,576,128 Shares
         Issued and Outstanding ...............................................     1,822,023
    Additional Paid-In Capital ................................................       216,719
    Deficit Accumulated During Development Stage ..............................    (1,108,478)
                                                                                  -----------
          Total Stockholders' Equity ..........................................       930,264
                                                                                  -----------

          Total Liabilities and Stockholders' Equity ..........................   $ 1,441,346
                                                                                  ===========






   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Statements of Loss                                                                       April 6, 2001
For the Year Ended December 31, 2003 and                                   Year Ended    (Inception) to
the Period from April 6, 2001 (Date of Inception) to December 31, 2003   December 31,    December 31,
                                                                                 2003            2003
                                                                         ------------    ------------
Revenues
     Capital Gain (Loss) on Sale of Assets ...........................   $          0    $        (20)
     Dividend Income .................................................              0              64
     Miscellaneous Income ............................................             50             326
                                                                                         ------------
                                                                         ------------    ------------
Total Revenues .......................................................             50             420
                                                                         ------------    ------------

Expenses
     Administrative Fees .............................................         15,300          50,719
     Advertising .....................................................          4,498           7,568
     Amortization ....................................................             14              14
     Auto Expense ....................................................              0             272
     Bad Debt Expense ................................................          6,379           6,379
     Bank Charges ....................................................            289             389
     Continuing Education ............................................            200             200
     Dues and Subscriptions ..........................................            604           1,404
     Equipment Lease .................................................            244             244
     Insurance .......................................................              0             276
     Interest ........................................................              0             118
     License Fees ....................................................         16,260         240,800
     Meals and Entertainment .........................................          1,211           1,551
     Office Expense ..................................................          3,476           8,366
     Other Expense ...................................................            387             387
     Outside Services ................................................         76,625          80,841
     Postage and Delivery ............................................            828           2,893
     Professional and Consulting Fees ................................         57,270         641,597
     Rent Expense ....................................................            580           1,740
     Repairs and Maintenance .........................................            184             239
     Salaries and Wages ..............................................         26,667          26,667
     Stock Transaction Fees ..........................................          2,396          10,481
     Supplies ........................................................             21           7,021

     Taxes - Payroll .................................................          2,080           2,080

     Telephone .......................................................          3,726           5,561
     Travel ..........................................................         10,406          11,091
                                                                         ------------    ------------
          Total Expenses .............................................        229,645       1,108,898
                                                                         ------------    ------------
Net Loss Before Provision for Federal Income Tax .....................       (229,595)     (1,108,478)
Provision For Federal Income Tax .....................................              0               0
                                                                         ------------    ------------
Net Loss .............................................................   $   (229,595)   $ (1,108,478)
                                                                         ============    ============


Average Outstanding Shares ...........................................     33,776,646      19,809,111

Loss Per Share .......................................................   $      (0.01)   $      (0.06)


Fully Diluted Loss Per Share .........................................   $      (0.01)   $      (0.06)



   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
Statement of Changes in Stockholders' Equity
For the Period from April 6, 2001 (Date of
Inception) to December 31, 2003

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                      Additional        During            Total
                                                            Common Stock               Paid-In        Development     Stockholders'
                                                  ---------------------------------
                                                      Shares             Amount        Capital           Stage            Equity
                                                  ---------------     -------------  -------------  ----------------  --------------
Balance - April 6, 2001 (Inception)                            0    $            0 $            0 $               0 $              0
Contributed Services                                           0                 0         50,719                 0           50,719
Stock Issued for Cash                                  5,469,150           298,493        166,000                 0          464,493
Stock Issued as a dividend to the Shareholders        10,138,975                 0              0                 0                0
of Direct Wireless Corporation
Stock Issued to Officers of Direct Wireless            7,100,000                 0              0                 0                0
Corporation
Stock Issued for Services                              6,342,439           589,746              0                 0          589,746
Stock Issued for Other Intangibles                    33,650,564           864,261              0                 0          864,261

Stock Held In Escrow                                           0                 0              0                 0                0
Cash Received for Sale of Escrowed Shares              3,875,000            69,523              0                 0           69,523

Net Loss                                                       0                 0              0       (1,108,478)      (1,108,478)
                                                  ---------------     -------------  -------------  ----------------  --------------
Balance - December 31, 2003                           66,576,128    $    1,822,023 $      216,719 $     (1,108,478) $        930,264
                                                  ===============     =============  =============  ================  ==============





   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)

Statement of Cash Flows
From the Date of Inception (April 6, 2001) to December 31, 2003

                                                                                                From Inception
                                                                                              (April 6, 2001) to
                                                                                                   12/31/03
                                                                                              --------------------
                                                                                              --------------------
Cash Flows From Operating Activities
         Net Loss                                                                         $           (1,108,478)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by (Used for) Operating Activities:
                   Services Contributed                                                                    50,719
                   Services Provided for Stock                                                            589,746
                   Patent Costs                                                                             (510)
                   Amortization                                                                                14
                Increase in Accounts Payable - Trade                                                        5,587
                Increase in Accrued Liabilities                                                             5,495
                                                                                              --------------------
                  Net Cash Provided (Used) by Operating Activities                                      (457,427)


Cash Flows From Investing Activities
         (Purchase) of Other Intangibles                                                                (500,000)
                                                                                              --------------------
                   Net Cash Provided (Used) by Investing Activities                                     (500,000)
                                                                                              --------------------

Cash Flows From Financing Activities
         Proceeds from Notes Payable                                                                      500,000
         Cash from Sale of Stock                                                                          534,016
                                                                                              --------------------
                   Net Cash Provided (Used) by Financing Activities                                     1,034,016
                                                                                              --------------------


          Net Increase in Cash                                                                             76,589

Cash, at Beginning of Period                                                                                    0
                                                                                              --------------------

Cash, at End of Period                                                                    $                76,589
                                                                                              ====================




Non-Cash Transactions:

Services Contributed for Administration                             $  50,719

Stock Issued for Professional and Consulting Services               $ 589,746


Stock Issued for Other Intangibles                                  $ 864,261






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


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

NATURE OF OPERATIONS AND DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES


Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the Company) has been in the development stage since the date of incorporation on April 6, 2001. The Company was primarily engaged in the activity of developing technology for a wireless telephone system. As described in Item 1 of the filing, the Company has decided to abandon its efforts in the telecommunications industry and acquired new technologies in the biotechnology industry. During 2003, the Company acquired the assets of the Barnhill Group, LLC and Fractal Genomics LLC in pursuit of it biotechnology focus.


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

On September 30, 2003 Health Discovery Corporation acquired the patents, patent rights, all pending intellectual property, proprietary software, and websites of Fractal Genomics, LLC through the issue of 3,825,000 common stock shares of Health Discovery Corporation (then known as Direct Wireless Communications, Inc.). In addition to the common stock shares issued for the acquisition of Fractal Genomics, LLC's assets, the Company agreed to execute a note for $500,000 paid in quarterly installments to the seller. The purchase of Fractal Genomics, LLC's assets was recorded at $267,750, which was the market value of the shares issued at the date of acquisition plus the amount of the note. The purchase is recorded as other intangibles in the accompanying financial statements.

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


NOTE E - ESCROW AGREEMENT
-------------------------

The Company has established an irrevocable escrow agreement with a brokerage firm. The funds received from the sale of escrow shares were recorded as additional capital in the accompanying financial statements. As of December 31, 2003, the escrow agent does not have any shares remaining in the escrow fund.

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

Following are maturities schedule of the note:

                 Year Ended December
                         31,                     Amount
                -----------------------     -----------------
                         2004           $            246,279
                         2005                        253,721
                                            -----------------
                                        $            500,000
                                            =================

NOTE H - OUTSTANDING WARRANTS
-----------------------------

At December 31, 2003, Health Discovery Corporation had outstanding warrants to purchase 1,200,000 shares of its common stock. The warrants are exercisable at a price of $0.01 per share.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form SB-2 and authorized this registration statement to be signed on its behalf by the undersigned, in the City of Waco, State of Texas on September 30, 2003.

Health Discovery Corporation

By: s/Stephen D. Barnhill M.D., Chief Executive Officer
    ---------------------------------------------------
 (Signatures and Title)

Stephen D. Barnhill M.D., Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signature                                                         Date


/s/Stephen D. Barnhill M.D.                                       June 10, 2004
----------------------------------------------------
Stephen D. Barnhill M.D., Principal Executive Officer

/s/David Cooper                                                   June 10, 2004
-----------------------------------------------------
David Cooper, President and Medical director

/s/Robert S. Braswell IV                                          June 10, 2004
-----------------------------------------------------
Robert S. Braswell IV, Principal Financial Officer

/s/Robert S. Braswell, IV                                         June 10, 2004
--------------------------------------------
Robert S. Braswell, IV, Principal Accounting Officer

/s/Stephen D. Barnhill M.D.                                       June 10, 2004
-----------------------------------------------------
Stephen D. Barnhill M.D., Chairman of the Board

/s/Stephen D. Barnhill M.D.                                       June 10, 2004
-----------------------------------------------------
Stephen D. Barnhill M.D., Director

/s/Robert S. Braswell, IV                                         June 10, 2004
-----------------------------------------------------
Robert S. Braswell, IV, Director

/s/David Cooper                                                   June 10, 2004
-----------------------------------------------------
David Cooper, Director

                           DARILEK, BUTLER & CO., P.C.
                        2702 N. Loop 1604 East, Suite 202
                            San Antonio, Texas 78232
                               210-979-0055 phone
                                210-979-0058 fax






CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the inclusion, in the Annual Report of Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) on Form 10KSB/A, of our report dated February 27, 2004, relating to the financial statements of Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) for the period ended December 31, 2003.


                                                 "Darilek, Butler & Co., P.C."

San Antonio, Texas
February 27, 2004

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



    I, Robert S. Braswell IV, certify that:

    1. I have reviewed this annual report on Form 10-K of Health Discovery Corporation formerly Direct Wireless Communications Inc.;

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

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: March 29, 2004

    /s/ Robert S. Braswell IV

    Robert S. Braswell IV
    Chief Administrative Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350




     In connection with the form 10-K of Health Discovery Corporation formerly Direct Wireless Communications Inc. for the Year ended December 31, 2003, I, Robert S. Braswell IV, Chief Administrative Officer of Direct Wireless, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that;

     such Form 10-K for the year ended, December 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in such Form 10-QSB for the year ended, fairly presents, in all material respects, the financial condition and results of operation of Health Discovery Corporation.


/s/ Robert S. Braswell IV

Robert S. Braswell IV
Chief Administrative Officer