Form 10QSB
period 2004-06-30
HEALTH DISCOVERY CORP
filed 2004-08-16
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

[_]   TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 77,526,128

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I     Financial Information

Item 1.    Financial Statements                                           Page

           Balance Sheet                                                      1

           Statements of Operations                                           2

           Statements of Cash Flows                                       3 - 4

           Notes to Financial                                             5 - 7
           Statements

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8-10

PART II    OTHER INFORMATION                                                 11

Item 1.    Recent Developments in Legal Proceedings                          11

Item 2.    Changes in Securities                                             11

Item 3.    Defaults upon Senior Securities                                   11

Item 4.    Submission of Matters to a Vote of Security Holders               11

Item 5.    Other Matters                                                     11

Item 6.    Exhibits and Reports in Form 8-K                               12-13

           Signatures                                                        14

           Certifications                                                 15-17

HEALTH DISCOVERY CORPORATION                                              Page 1
(A Development Stage Company)

Balance Sheet

June 30, 2004

                                     Assets

Current Assets:
    Cash                                                          $     378,237
                                                                ----------------
      Total current assets                                              378,237
                                                                ----------------
Equipment, less accumulated depreciation of $433                          4,763
                                                                ----------------
Other assets:
    Patent costs, less accumulated amortization of $31                      479
    Investment in Barnhill Group, LLC                                   596,511
    Investment in Fractal Genomics, LLC                                 767,750
                                                                ----------------
      Total other assets                                              1,364,740
                                                                ----------------
        Total Assets                                              $   1,747,740
                                                                ================

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                              $      36,373
    Accrued interest payable                                              5,594
    Accrued payroll taxes payable                                        17,629
    Current portion of long-term debt                                   250,000
                                                                ----------------
      Total current liabilities                                         309,596

Long-term debt, less current portion included above                     125,000
                                                                ----------------
        Total liabilities                                               434,596
                                                                ----------------
Stockholders' Equity:
    Common stock, no par value; 200,000,000 shares authorized
      77,526,128 shares issued and outstanding                        2,907,023
    Additional paid-in-capital                                          216,719
    Deficit accumulated during the development stage                 (1,810,598)
                                                                ----------------
      Total stockholders' equity                                      1,313,144
                                                                ----------------
        Total Liabilities and Stockholders' Equity                $   1,747,740
                                                                ================

HEALTH DISCOVERY CORPORATION                                              Page 2
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

For the Quarter Ended and the Six Months Ended June 30, 2004, and the Period From April 6, 2001 (Inception) to June 30, 2004

                                            For the          For the         April 6, 2001
                                         Quarter Ended   Six Months Ended   (Inception) to
                                         June 30, 2004    June 30, 2004      June 30, 2004
                                         -------------   ----------------   --------------
Operating expenses:
     Administrative fees                 $      2,896      $      2,896      $     53,615
     Advertising                                1,198            17,444            25,012
     Amortization                                   8                17                31
     Auto expense                                  --               136               408
     Bad debt expense                              --                --             6,379
     Bank charges                                 126               218               607
     Computer expense                             188               188               188
     Conference and meeting                     3,308             3,308             3,308
     Consulting                                22,000            22,150            22,150
     Continuing education                          --                --               200
     Contract labor                            10,560            10,560            10,560
     Depreciation                                 433               433               433
     Dues and subscriptions                        --                --             1,404
     Equipment lease                              280               506               750
     Insurance                                  8,880             8,880             9,156
     Interest                                   5,594            11,977            12,095
     Internet expense                             361               361               361
     Investor relations                         8,772             8,772             8,772
     Legal and accounting                     105,230           138,892           138,892
     License fee                                   --                30           240,830
     Meals and entertainment                    3,769             5,629             7,180
     Office expense                             3,040             3,435            11,801
     Other expense                                 --                --               387
     Outside services                              --                --            80,841
     Postage and delivery                         556               882             3,775
     Professional and consulting fees              --                --           641,597
     Public relations                              --             1,850             1,850
     Rent expense                               2,585             8,039             9,779
     Repairs and maintenance                       --                --               239
     Salaries - officer                       180,333           346,666           346,666
     Salaries and wages                        12,500            12,500            39,167
     Stock transaction fees                     5,891             6,554            17,035
     Supplies                                      --                --             7,021
     Taxes - payroll                           12,676            23,872            25,952
     Tax penalties                                 --                 7                 7
     Telephone                                  5,201             7,880            13,441
     Travel                                    35,997            57,593            68,684
     Utilities                                    459               459               459
                                         ------------      -------------     ------------

        Total expenses                        432,841           702,134         1,811,032
                                         ------------      -------------     ------------
Other income (expense):
     Loss on sale of assets                        --                --               (20)
     Dividend income                               --                --                64
     Other income                                  14                14               390
                                         ------------      -------------     ------------

        Total other income (expense)               14                14               434
                                         ------------      -------------     ------------

Net loss                                 $    432,827      $    702,120      $   1,810,598
                                         ------------      -------------     ------------

Average outstanding shares                 72,392,795        69,484,461        27,451,472
                                         ============      ============      ============

Loss per share                           $       0.01      $       0.01      $        0.07
                                         ============      ============      ============

HEALTH DISCOVERY CORPORATION                                              Page 3
(A Development Stage Company)

Statement of Cash Flows

For Six Months Ended June 30, 2004, and the Period From
April 6, 2001 (Inception) to June 30, 2004

                                                             For the          April 6, 2001
                                                        Six Months Ended     (Inception) to
                                                          June 30, 2004       June 30, 2004
                                                          -------------       -------------
Cash flows from operating activities:
    Net loss                                                $ (702,120)         (1,810,598)

Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                                450                 464
      Services contributed                                           -              50,719
      Services provided for stock                                    -             589,746
      Patent costs                                                   -                (510)
      Increase in accounts payable                              30,786              36,373
      Increase in accrued liabilities                           17,728              23,223
                                                          -------------       -------------

      Net cash used in operating activities                   (653,156)         (1,110,583)
                                                          -------------       -------------

Cash flows from investing activities:
    Purchase of equipment                                       (5,196)             (5,196)
    Purchase of other intangibles                                    -            (500,000)
                                                          -------------       -------------

      Net cash used in investing activities                     (5,196)           (505,196)
                                                          -------------       -------------

Cash flows from financing activities:
    Net (repayments) proceeds from notes payable              (125,000)            375,000
    Proceeds from sale of common stock                       1,085,000           1,619,016
                                                          -------------       -------------

      Net cash provided by financing activities                960,000           1,994,016
                                                          -------------       -------------

Net increase in cash                                           301,648             378,237

Cash, beginning of period                                       76,589                   -
                                                          -------------       -------------

Cash, end of period                                          $ 378,237           $ 378,237
                                                          =============       =============

HEALTH DISCOVERY CORPORATION                                              Page 4
(A Development Stage Company)

Statement of Cash Flows - Continued

For Six Months Ended June 30, 2004, and the Period From
April 6, 2001 (Inception) to June 30, 2004


Supplemental Schedule of Noncash Investing and Financing Activities:

For the Period From April 6, 2001 (Inception) to June 30, 2004:

    The Company had services contributed for administration for $50,719.

    The Company issued common stock for professional and consulting services for $589,746.


    The Company issued common stock for other intangibles for $864,261.

HEALTH DISCOVERY CORPORATION                                              Page 5
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)

Notes to Financial Statements
June 30, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the Company) has been in the development stage since the date of incorporation on April 6, 2001. The Company was primarily engaged in the activity of developing technology for a wireless telephone system. In 2003 the Company decided to abandon its efforts in the telecommunications industry and acquired new technologies in the biotechnology industry. During 2003, the Company acquired the assets of the Barnhill Group, LLC and Fractal Genomics LLC in pursuit of its biotechnology focus.

BASIS OF ACCOUNTING The financial statements of the Company have been prepared on the accrual basis of accounting. As such, revenue is recognized as earned and expenses are recorded when incurred. This basis of accounting conforms to generally accepted accounting principles. In the opinion of management, all adjustments, which are necessary for a fair statement of results, have been included.

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

EARNINGS PER SHARE

Loss per share figures are based on the weighted average number of common shares outstanding during the periods included in the statement of operations. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issues from instruments such as options and warrants. For all periods presented, the potential effect of outstanding warrants and options would be anti-dilutive and therefore is not presented.

HEALTH DISCOVERY CORPORATION                                              Page 6
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)

Notes to Financial Statements
June 30, 2004


NOTE B - RELATED PARTY TRANSACTIONS

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

HEALTH DISCOVERY CORPORATION                                              Page 7
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)

Notes to Financial Statements
June 30, 2004


NOTE E - FEDERAL INCOME TAXES

At June 30, 2004, the Company had net operating loss carryforwards totaling $1,811,032, which will expire in 2024. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

NOTE F - NOTE PAYABLE

As part of the purchase of Fractal Genomics, LLC's assets, Health Discovery Corporation agreed to pay an additional $500,000 in eight equal installments of $62,500 plus interest at the rate of six percent (6%) per annum with the initial payment due and payable on January 2, 2004 and thereafter on the following dates: April 1, 2004; July 1, 2004; October 1, 2004; January 1, 2005; April 1, 2005; July 1, 2005; and October 1, 2005. In the event that any payment of principal and interest is not made within fifteen (15) days after the due date thereof, then all of the then unpaid principal and relevant accrued interest shall become immediately due and payable. As of June 30, 2004, there is a balance of $375,000.

Following are maturities schedule of the note:

             Year Ended
            December 31,        Amount
           ----------------   ------------
                2004       $      121,279
                2005              253,721
                              ------------
                           $      375,000
                              ============

NOTE G - OUTSTANDING OPTIONS

At June 30, 2004, Health Discovery Corporation has options outstanding to allow for the purchase of 1,200,000 shares of its common stock. The warrants are exercisable at a price of $0.01 per share. Additionally, the Company has issued options to purchase 4,300,000 shares of common stock. The options vest 800,000 as of each November 1, 2004, 2005 and 2006. The remaining options vest based on each option holder's success in raising equity capital.

NOTE H - STOCK OFFERING

The Company offered sale of restricted stock units to qualified investors through a Private Placement Offering. The restricted stock units consist of one share of restricted common stock and a warrant to acquire one share of restricted common stock for $.35. The price of the restricted stock units is $.10 per share. The stock sale commenced on February 1, 2004 and continued through June 30, 2004, 10,850,000 restricted stock units have been sold. The rights to exercise any warrants not exercised will expire in February 2007. The offering closed on July 31,2004.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS.                                  Page 8

We have not realized any earned income since inception. However, we have entered into agreements with MD Anderson Cancer Center, Stanford University Medical Center and The University of Miami to perform analyses of clinical data using our computational technologies, which we expect will earn income after the identification, patent protecting and licensing of newly discovered biomarkers. We have secured both joint ownership rights and/or first options for worldwide exclusive rights to our discoveries in these contracts. After the close of the second quarter of 2004, we acquired the rights to a portfolio of patents that had initially been issued to Dr. Barnhill, our Chief Executive Officer, and to several members of our Scientific Advisory Board. Those patents, together with pending applications included in the portfolio, relate primarily to Support Vector Machines, which have applications in a wide variety of disciplines in which it is necessary to analyze complex data sets. We expect to be able to generate a stream of income by licensing the use of Support Vector Machines covered by the patents. We have been able to fund our operations though a private offering of our common stock under rules providing exemptions for such offerings and will continue to do so.

OUR  TECHNOLOGY.

Using our recently acquired technologies, which include Fractal Genomics, Support Vector Machines and other advanced computational techniques we intend to become the first company using these patent protected computational tools to perform "First-Phase" Discovery; the total process of identifying a particular clinical medical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways), that are relevant to the solution of the medical problem. This process will consist of an assessment of the clinical problem, the determination of the clinical trial set-up (the number of patients and what medical conditions they represent), the proper selection and procurement of high quality specimens for analysis, an analytical evaluation of the specimens through laboratory tests to produce the clinical data, the mathematical evaluation of the data using pattern recognition techniques and fractal geometry modeling to produce an accurate determination of the relevant genes and proteins and the manners in which they interact, and patent protecting these discoveries.

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


Using our established relationships and signed discovery contracts with top US medical and cancer centers and our recently acquired fractal genomics computational technologies and support vector Machine technologies, our goal is to overcome the difficulties encountered with biomarker discovery and become the first company, to our knowledge, to perform the total process of "first-phase" discovery by identifying a particular clinical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways) that are relevant to the solution of the medical problem as described below. Once we discover these new biomarkers and pathways, we intend to immediately file patent applications to protect the discoveries such as with the patents filed for our Leukemia, AIDS, and Downs Syndrome discoveries.

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

OUR CORPORATE STRATEGY

Our goal is to develop a product line of newly discovered biomarkers and pathways, which will include human genes, proteins and genetic proteonomic variations, as well as gene, protein and metabolite expression differences. In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action. They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

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

THE SECOND LEVEL OF DISCOVERY IS THE PROPER IDENTIFICATION AND PROCUREMENT OF THE MOST RELEVANT AND PROFESSIONALLY COLLECTED CLINICAL SPECIMENS.

Based on the clinical dilemma to be solved, does the appropriate clinical trial determined by our team of exerts require blood, serum, aspirate fluid, tissue or some other clinically relevant specimen? Once the correct decision is made, we will procure the specimens necessary for the discovery from highly reputable institutions, like MD Anderson Cancer Center in Houston, Texas, where we believe proper collection and informed consent are completed under the strictest scientific protocol.

THE THIRD LEVEL OF DISCOVERY IS THE ANALYTICAL COMPONENT.

The clinical specimens must then be analyzed and converted into relevant clinical data. l Our team of experts make the determine of which analytical method is appropriate for the most successful biomarker and pathway discovery. Our experts constantly monitor improvements in these techniques worldwide. The techniques we currently expect to use include mass spectroscopy, MALDI, SELDI, DNA methylation, gene chip analysis, 2-D Gel Electrophoresis, as well as other proprietary techniques developed by companies and academic institutions with which we have relationships.

THE FOURTH LEVEL OF DISCOVERY IS THE COMPUTATIONAL COMPONENT.

The data generated from the analytical component must then be computationally analyzed for the discovery of new biomarkers, patterns among those biomarkers and causality pathways. Our team of experts decides which of the current leading computational algorithms, such as the fractal geometry modeling (FGM) techniques or support vector machine (SVM) techniques owned by the Company, are best suited to solve the particular clinical dilemma in question. The data is then computationally analyzed, and the new biomarkers and pathways are discovered and patent protected.

THE FIFTH LEVEL OF DISCOVERY IS PATENT PROTECT THE DISCOVERY.

Newly discovered biomarkers and pathways will be patented for future license to diagnostic companies for use in biomarker assays and to pharmaceutical companies for use in developing drug targets.

THE SIXTH LEVEL OF DISCOVERY DEFINE THE CLINICAL VALIDITY AND UTILITY OF DISCOVERED BIOMARKERS.

Biomarkers uncovered through the four stages of discovery will be subsequently validated independently in larger, clinically relevant populations. Clinical validity of a biomarker is confirmed by its presence in the clinical condition in question and its ability to differentiate one disease state from another, or a diseased state from a healthy state. Markers validated by our processes may provide: vastly improved diagnostic capabilities; may identify potential therapeutic targets for pharmaceutical intervention (e.g. membrane signaling proteins and inhibitors); and markers suitable for monitoring disease progression following therapeutic intervention. Application of clinically validated biomarkers in such a manner will result in improved individual patient care and the advancement of the field of personalized medicine. This unique approach to biomarker discovery and its additional validation in relevant clinical samples advances the commercial potential of biomarkers uncovered by Health Discovery Corporation to diagnostic and therapeutic partners. Integration of the six levels of biomarker discovery should result in improved efficiencies in translation of this information into commercial and medically valuable products.

The goal of Health Discovery Corporation is to produce more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are the plantiff in Health Discovery Corporation vs Bill G. Williams and Shirley K. Williams etal. in the 74th Judicial Disctrict Mclennan County Texas. The Tenth Court of Appeals Mclennan County Texas has issued an injuction pending the final determination of the appeal. Health Discovery Corporation seeks the repossession and cancellation of shares from defendants because they were illegally obtained under Texas law. Three of the four officers involved in the transaction in question have agreed to return a total of 3,466,000 shares.

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

4.1 (b) Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-K, filed 3/30/2004.

4.2 Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

4.2(A) Corrected Article 3.02 of By-Laws.  Registrant  incorporates by reference
Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, File No. 333-62216, filed 8/15/2001

4.3(a) Non Qualified stock option agreements dated October 30, 2003 between registrant and David Cooper. Registrant incorporates by reference Exhibit 4.3
(a) to Form 10-K, filed 3/30/2004.

4.3(b) Non Qualified stock option agreements dated October 30,2003 between registrant and Joe Fanelli. Registrant incorporates by reference Exhibit 4.3 (b) to Form 10-K, filed 3/30/2004.

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

32. Certifications of Chief Financial Officer

(B) REPORTS ON FORM 8-K.

8-K Filed June 10, 2004 Item 5. Other Events and Regulation FD Disclosure.

8-K Filed June 18, 2004 Item 5. Other Events and Regulation FD Disclosure.

8-K Filed June 21, 2004 Item 5. Other Events and Regulation FD Disclosure.

8-K Filed July 9, 2004 Item 5. Other Events and Regulation FD Disclosure.

8-K Filed June 9, 2004 Item 5. Other Events and Regulation FD Disclosure.

8-K Filed August 9, 2004 Item 2 Acquisition or Disposition of Assets, Item 4 Change in Registrant's Certified Accountant Item 5 Other Events and Regulation FD Disclosure

                                   SIGNATURES

      In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Health Discovery Corporation
                                    Registrant

      Date: August 16, 2004         s. Stephen D. Barnhill M.D.
                                    Printed Name Stephen D. Barnhill M.D.
                                    Title Chief Executive Officer

      Date: August 16, 2004         s. Robert S. Braswell IV
                                    Printed Name Robert S. Braswell IV
                                    Title Chief Administrative Officer/Secretary