Form 10QSB
period 2004-09-30
HEALTH DISCOVERY CORP
filed 2004-11-16
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,767,464

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I      Financial Information

Item 1.     Financial Statements                                        Page

            Balance Sheet                                                      1

            Statements of Operations                                           2

            Statements of Cash Flows                                       3 - 4

            Notes to Financial                                             5 - 7
            Statements

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8 - 10

PART II     OTHER INFORMATION                                                 11

Item 1.     Recent Developments in Legal Proceedings                          11

Item 2.     Changes in Securities                                             11

Item 3.     Defaults upon Senior Securities                                   11

Item 4.     Submission of Matters to a Vote of Security Holders               11

Item 5.     Other Matters                                                     11

Item 6.     Exhibits and Reports in Form 8-K                                  12

            Signatures                                                        13
            Certifications                                                 14-16

HEALTH DISCOVERY CORPORATION
(a Development Stage Company)

Balance Sheet

September 30, 2004


                                     Assets
Current Assets:
  Cash                                                                      $   211,232
  Other receivable                                                                  800
                                                                            -----------
    Total current assets                                                        212,032
                                                                            -----------
Equipment, less accumulated depreciation of $1,289                                6,801
                                                                            -----------
Other assets:
  Patents, trademarks, and software, less accumulated amortization of $39     3,370,149
                                                                            -----------
    Total other assets                                                        3,370,149
                                                                            -----------
      Total Assets                                                          $ 3,588,982
                                                                            ===========

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Current portion of long-term debt                                         $   871,759
  Accounts payable                                                               72,824
  Accrued payroll taxes payable                                                  17,595
  Accrued interest                                                                9,626
                                                                            -----------
    Total current liabilities                                                   971,804
Long-term debt, less current portion included above                             236,974
Convertible notes payable, no par value; convertible to
    6,634,221 shares authorized, issued and outstanding                       1,127,818
                                                                            -----------
Total liabilities                                                             2,336,596
                                                                            -----------
Stockholders' Equity:
  Common stock, no par value; 200,000,000 shares authorized
    78,742,464 shares issued and outstanding                                  3,385,934
  Additional paid-in-capital                                                    216,719
  Deficit accumulated during the development stage                           (2,350,267)
                                                                            -----------
    Total stockholders' equity                                              $ 1,252,386
Total Liabilities and Stockholders' Equity                                    3,588,982
                                                                            ===========

                      See accountant's compilation report.

HEALTH DISCOVERY CORPORATION
(A Development Stage Company)

Statements of Operations

For the Quarter Ended and the Nine Months Ended September 30, 2004, and the Period from April 6, 2001 (Inception) to September 30, 2004

                                                               For the            For the             April 6, 2001
                                                         Quarter Ended       Nine Months Ended        (Inception) to
                                                    September 30, 2004       September 30, 2004     September 30, 2004
                                                    ------------------       ------------------     ------------------

Operating expenses:
  Administrative fees                               $                 --    $              2,896   $             53,615
  Advertising                                                      8,375                  25,819                 33,387
  Amortization                                                         8                      25                     39
  Auto expense                                                        --                     136                    408
  Bad debt expense                                                    --                      --                  6,379
  Bank charges                                                        32                     250                    639
  Computer expense                                                   215                     403                    403
  Conference and meeting                                          13,837                  17,145                 17,145
  Consulting                                                      65,911                  88,061                 88,061
  Continuing education                                                --                      --                    200
  Contract labor                                                  13,480                  24,040                 24,040
  Depreciation                                                       856                   1,289                  1,289
  Dues and subscriptions                                             596                     596                  2,000
  Equipment lease                                                    372                     878                  1,122
  Insurance                                                        9,640                  18,520                 18,796
  Interest                                                        14,339                  26,316                 26,434
  Internet expense                                                   309                     670                    670
  Investor relations                                                 191                   8,963                  8,963
  Legal and accounting                                           167,128                 306,020                306,020
  License fee                                                         --                      30                240,830
  Meals and entertainment                                         16,670                  22,299                 23,850
  Office expense                                                   4,940                   8,375                 16,741
  Other expense                                                    1,667                   1,667                  2,054
  Outside services                                                    --                      --                 80,841
  Postage and delivery                                               553                   1,435                  4,328
  Professional and consulting fees                                    --                      --                641,597
  Public relations                                                    --                   1,850                  1,850
  Rent expense                                                     3,351                  11,390                 13,130
  Repairs and maintenance                                             --                      --                    239
  Salaries - officer                                             160,000                 506,666                506,666
  Salaries and wages                                              15,000                  27,500                 54,167
  Stock transaction fees                                          (3,555)                  2,999                 13,480
  Supplies                                                            --                      --                  7,021
  Taxes - payroll                                                  8,800                  32,672                 34,752
  Tax penalties                                                       --                       7                      7
  Telephone                                                        5,063                  12,943                 18,504
  Travel                                                          31,892                  89,485                100,576
  Utilities                                                           --                     459                    459
                                                    --------------------    --------------------   --------------------
    Total expenses                                               539,670               1,241,804              2,350,702
                                                    --------------------    --------------------   --------------------
Other income (expense):
  Loss on sale of assets                                              --                      --                    (20)
  Dividend income                                                     --                      --                     64
  Other income                                                         1                      15                    391
                                                    --------------------    --------------------   --------------------

    Total other income (expense)                                       1                      15                    435
                                                    --------------------    --------------------   --------------------

Net loss                                            $            539,669    $          1,241,789   $          2,350,267
                                                    --------------------    --------------------   --------------------

Average outstanding shares                                    79,522,240              72,830,388             31,170,813
                                                    ====================    ====================   ====================

Loss per share                                      $               0.01    $               0.02   $               0.08
                                                    ====================    ====================   ====================

                      See accountant's compilation report.

HEALTH DISCOVERY CORPORATION
(A Development Stage Company)

Statement of Cash Flows

For Nine Months Ended September 30, 2004, and the Period From
April 6, 2001 (Inception) to September 30, 2004

                                                                For the            April 6, 2001
                                                           Nine Months Ended       (Inception) to
                                                          September 30, 2004     September 30, 2004
                                                          ------------------     ------------------
Cash flows from operating activities:
  Net loss                                              $         (1,241,789)   $         (2,350,267)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                      1,314                   1,328
    Services provided for administrative expenses                         --                  50,719
    Services provided for stock                                       42,911                 581,938
    Increase in other receivable                                        (800)                   (800)
    Increase in accounts payable                                      67,237                  72,824
    Increase in accrued liabilities                                   21,726                  27,221
                                                        --------------------    --------------------
    Net cash used in operating activities                         (1,109,401)             (1,617,037)
                                                        --------------------    --------------------
Cash flows from investing activities:
  Purchase of equipment                                               (8,090)                 (8,090)
  Patent costs                                                       (18,866)                (19,376)
                                                        --------------------    --------------------
    Net cash used in investing activities                            (26,956)                (27,466)
                                                        --------------------    --------------------
Cash flows from financing activities:
  Repayments of notes payable                                       (250,000)               (250,000)
  Proceeds from sale of common stock                               1,521,000               2,105,735
                                                        --------------------    --------------------
    Net cash provided by financing activities                      1,271,000               1,855,735
                                                        --------------------    --------------------

Net increase in cash                                                 134,643                 211,232

Cash, beginning of period                                             76,589                      --
                                                                                --------------------

Cash, end of period                                     $            211,232    $            211,232
                                                        ====================    ====================

                      See accountant's compilation report.

HEALTH DISCOVERY CORPORATION
(A Development Stage Company)

Statement of Cash Flows - Continued

For Nine Months Ended September 30, 2004, and the Period From
April 6, 2001 (Inception) to September 30, 2004


Supplemental Schedule of Noncash Investing and Financing Activities:

For the Nine Months Ended September 30, 2004:

      The Company purchased patents, trademarks, and software using debt in the amount of $1,986,551.

      The Company issued common stock for professional and consulting services for $42,911.

For the Period From April 6, 2001 (Inception) to September 30, 2004:

      The Company had services contributed for administration expenses for $50,719.

      The Company issued common stock for professional and consulting services for $581,938.

      The Company issued common stock for patents, trademarks, and software for $864,261.

      The Company purchased patents, trademarks, and software using debt in the amount of $2,486,551.


                      See accountant's compilation report.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)

Notes to Financial Statements
September 30, 2004

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

Note C - Other Intangibles and Convertible Notes Payable

On August 26, 2003 Health Discovery Corporation acquired the patents, patent rights, all pending intellectual property, proprietary software, and websites of Barnhill Group, LLC through the issue of 29,825,564 common stock shares of Health Discovery Corporation (then known as Direct Wireless Communications, Inc.). The purchase of Barnhill Group, LLC's assets was recorded at $596,511, which was the market value of the shares issued at the date of acquisition. The purchase is recorded as other assets in the accompanying financial statements.

On September 30, 2003 Health Discovery Corporation acquired the patents, patent rights, all pending intellectual property, proprietary software, and websites of Fractal Genomics, LLC through the issue of 3,825,000 common stock shares of Health Discovery Corporation (then known as Direct Wireless Communications, Inc.). In addition to the common stock shares issued for the acquisition of Fractal Genomics, LLC's assets, the Company agreed to execute a note for $500,000 paid in quarterly installments to the seller. The purchase of Fractal Genomics, LLC's assets was recorded at $767,750, which was the market value of the shares issued at the date of acquisition plus the amount of the note. The purchase is recorded as other assets in the accompanying financial statements.

On July 30, 2004, Health Discovery Corporation acquired the patents and patents pending applications for certain machine learning tools used for diagnostic and drug discovery. The rights in these assets were purchased from unrelated third parties for a combination of cash consideration to be paid over time and interest bearing notes payable that are convertible to common stock. An initial cash payment of $175,394 will be paid by December 31, 2004. Four additional payments of $175,394 will be made 4 months from the date of the initial payment and every 4th month thereafter until $876, 968 has been paid. The Company has imputed interest on the cash payments using a rate of 3.16 % resulting in a liability that amounts to $858,733. The remainder of the consideration was paid by issuing notes payable that bear interest at 3.16 % and are convertible into 6,634,221 shares of common stock (at $.17 per share) until maturity on July 28, 2009. The purchase was recorded as other assets in the accompanying financial statements. The agreements place certain limitations on the selling the common stock shares during certain periods after conversion.

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

Note E - Federal Income Taxes

At September 30, 2004, the Company had net operating loss carryforwards totaling $2,350,702, which will expire in 2024. Realization of deferred assets resulting from the NOL carryforwards have been offset by a valuation allowance.

Note F - Note Payable

As part of the purchase of Fractal Genomics, LLC's assets, Health Discovery Corporation agreed to pay an additional $500,000 in eight equal installments of $62,500 plus interest at the rate of six percent (6%) per annum with the initial payment due and payable on January 2, 2004 and thereafter on the following dates:

April 1, 2004; July 1, 2004; October 1, 2004; January 1, 2005; April 1, 2005;
July 1, 2005; and October 1, 2005. In the event that any payment of principal and interest is not made within fifteen (15) days after the due date thereof, then all of the then unpaid principal and relevant accrued interest shall become immediately due and payable. As of September 30, 2004, there is a balance of $312,500.

Following are maturities schedule of the note:

                      Year Ended
                     December  31,                Amount
                -----------------------     -----------------
                         2004           $             62,500
                         2005                        250,000
                                            -----------------
                                        $            312,500
                                            =================

Note G Outstanding Options

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

Note H- Stock Offering

The Company offered sale of restricted stock units to qualified investors through a Private Placement Offering. The restricted stock units consist of one share of restricted common stock and a warrant to acquire one share of restricted common stock for $.35. The price of the restricted stock units is $.10 per share. The stock sale commenced on February 1, 2004 and closed on July 31, 2004. Once the Private Placement Offering was completed, the resultant sale to qualified individual investors in the amount of $1,521,000.00 units, which is comprised of restricted common stock and warrants to acquire restricted common stock. Under the terms of the sale, the company issued 15,210,000 restricted common shares which represents approximately 19% of the total shares outstanding. In addition, each purchaser of common shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.35 per share until February 2007. This could result in the issuance of up to 15,210,000 additional restricted common shares upon exercise. Neither the shares sold pursuant to the private placement nor the shares issuable upon the exercise of the warrants will be registered under either federal or state securities laws and must be held for at least one year from the time they are issued.

Item 2. Management's Plan of Operations.

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

Our  Technology.

Using our recently acquired technologies, which include Fractal Genomics, Support Vector Machines and other advanced computational techniques we intend to become the first company using these patent protected computational tools to perform "First-Phase Biomarker Discovery"; the total process of identifying a particular clinical medical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways), that are relevant to the solution of the medical problem. This process will consist of an assessment of the clinical problem, the determination of the clinical trial set-up (the number of patients and what medical conditions they represent), the proper selection and procurement of high quality specimens for analysis, an analytical evaluation of the specimens through laboratory tests to produce the clinical data, the mathematical evaluation of the data using pattern recognition techniques and fractal geometry modeling to produce an accurate determination of the relevant genes and proteins and the manners in which they interact, and patent protecting these discoveries.

We intend to provide pharmaceutical and diagnostic companies with all aspects of "First-Phase Biomarker Discovery" diagnostic and drug discovery

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

Our goal is to leverage the FDA's expedited approval process by producing more relevant and predictable biomarkers for drug discovery. By speeding up approval, new and better medicines and diagnostic markers can be developed for patients worldwide. Using our established relationships and signed discovery contracts with top US medical and cancer centers and our recently acquired fractal genomics computational technologies and support vector Machine technologies, our goal is to overcome the difficulties encountered with biomarker discovery and become the first company, to our knowledge, to perform the total process of "First-Phase Biomarker Discovery" by identifying a particular clinical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways) that are relevant to the solution of the medical problem as described below. Once we discover these new biomarkers and pathways, we intend to immediately file patent applications to protect the discoveries such as with the patents filed for our Leukemia, AIDS, and Downs Syndrome discoveries.

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

We intend to provide pharmaceutical and diagnostic companies with all aspects of "First-Phase Biomarker Discovery" diagnostic and drug discovery from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to produce relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

We will provide any or all levels of "First-Phase Biomarker Discovery" biomarker discovery is based on the belief that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This pathway includes several critical levels of decision-making all of which are part of our business strategy.

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

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

      We are the plantiff in Health Discovery Corporation vs Bill G. Williams and Shirley K. Williams etal. in the 74th Judicial Disctrict Mclennan County Texas. On the 25th day of August, 2004 the Court of Appeals for the Tenth District of the State of Texas granted Health Discovery Corporation's Appeal of an order denying a temporary injunction against Respondents Bill G. Williams, Shirley K. Williams, and Automated Shrimp Corporation and entered the following order. "Because we find that the trial court abused its discretion in failing to preserve the status quo pending a trial of the issue, we reverse the order and remand the cause with instructions to issue a temporary injunction." Health Discovery Corporation seeks the repossession and cancellation of shares from defendants because they were illegally obtained under Texas law. Three of the four officers involved in the transaction in question have retuned a total of 3,466,036 shares.

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

A Exhibits

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

23. Certifications of Chief Financial Officer

(B) REPORTS ON FORM 8-K.

8-K Filed August 26, 2004 Item 8.01 Other Events and Regulation FD Disclosure.

                                   SIGNATURES

      In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Health Discovery Corporation
                                Registrant

Date: November 15, 2004         /s/ Stephen D. Barnhill M.D.
                                ----------------------------------------------
                                Printed Name Stephen D. Barnhill M.D.
                                Title Chief Executive Officer

Date: November 15, 2004         /s/ Robert S. Braswell IV
                                ----------------------------------------------
                                Printed Name Robert S. Braswell IV
                                Title Chief Administrative Officer / Secretary