Form 10KSB/A
period 2003-12-31
HEALTH DISCOVERY CORP
filed 2005-01-07
CIK 1141788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           Amendment No.2 FORM 10-KSB
     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
       |_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                          HEALTH DISCOVERY CORPORATION
                          ----------------------------
               (Name of small business corporation in its charter)

         TEXAS                                                       74-3002154
----------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)

1116 South Old Temple Road Lorena, Texas                               76655
--------------------------------------------         ------------------------------------

                    Issuer's telephone number (512) 583-4500
                    Securities registered under Section 12(g)
                              of the Exchange Act:
                      COMMON STOCK, NO PAR VALUE PER SHARE

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10K-SB. |X|

State issuer's revenues for its most recent fiscal year. $ 0.00

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

Transitional Small Business Disclosure Format (Check one): Yes |_| , No |X|

                                     PART I

                                EXPLANATORY NOTE:
This Amendment No. 2 to the Annual Report on Form 10-K of Health discovery Corporation for the year ended December 31, 2003 has been filed to reflect the change of dates to the Auditors opinion letter. A new opinion letter was required because the auditor was not a member of the Public Company Accounting Oversight Board (PCAOB) as required by the Sarbanes-Oxley Act. No material changes have been made to the financial statements. All changes made reflect the new rules required by PCAOB. Changes to notes in the auditors report reflect 8-K and 10Q filings made by the company during 2004. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or substantively modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

ITEM 1. DESCRIPTION OF BUSINESS

Our History
We were organized under the name Direct Wireless Communications, Inc., in April 2001 by Direct Wireless Corporation, which licensed to us its technology for a wireless telephone. In October 2001, Direct Wireless Corporation, then our sole shareholder, pursuant to an effective registration statement under the Securities Act of 1933, distributed its entire holdings of our common stock as a stock dividend to its shareholders. As a result of the dividend, Direct Wireless Corporation ceased to own any of our equity securities. The negative events that occurred over the next several years in the communications industry made it difficult for us to fund the advancement of our communication platform. As a result, we made the decision to strategically change the overall direction of our intended business activities. On September 25, 2003, we acquired all of the assets of The Barnhill Group, LLC, which was owned by Stephen D. Barnhill, M.D. Dr. Barnhill is a physician trained in laboratory medicine and clinical pathology. He is a pioneer in the development of artificial intelligence and pattern recognition computational techniques used in medicine, genomics, proteomics, diagnostics and drug discovery. Following the acquisition, Dr. Barnhill became our Chief Executive Officer and Chairman of our Board of Directors. Also, immediately following our acquisition of The Barnhill Group, our licensing rights to the telecommunications technology previously granted by Direct Wireless Corporation were automatically terminated under the terms of the license agreement. Additionally, at that time, all payments due to Direct Wireless Corporation were terminated.
Subsequently, we amended our charter to change our name to Health Discovery Corporation. Direct Wireless Communications (DWCM.OB) officially became Health Discovery Corporation on November 6, 2003, at which time the new trading symbol (HDVY.OB) became effective.
On August 29, 2003, we signed a binding letter of agreement to acquire the assets of Fractal Genomics, a company founded by Mr. Sandy Shaw with patented Fractal Genomics Modeling software. Fractal Genomics utilized its technology to find, link and model patterns of similarity hidden in large amounts of information, such as the clinical databases used for diagnostic and drug discovery. Fractal Genomics has applied its technology to protein and pathway discovery in leukemia and lung development, which could lead to the identification of novel proteins that could be used to develop diagnostic markers and drug targets. Our acquisition of Fractal Genomics was completed December 30, 2003. Mr. Shaw currently serves as our Vice President, Fractal Technology.

Our Market
Developing and evaluating new drugs and medical therapies in less time and at lower cost is of enormous potential benefit for modern healthcare. Genuinely new products must pass a series of both in-vitro and in-vivo testing in order to demonstrate their safety and effectiveness for a specific clinical application. Historically, the endpoints of these trials were "traditional" ones tied to the actual disease being evaluated, such as a decrease in mortality or an objective/semi-objective decrease in clinical symptoms associated with the condition. In the last 10 to 15 years, there has been a move by the U.S. Food and Drug Administration (FDA) to incorporate other endpoints, including genes that are biomarkers for the existence or absence of a particular disease, which are nontraditional findings that are related to the presence or absence of disease. Examples of successful application of biomarker data to therapeutic evaluation include the drugs Betaseron for use against multiple sclerosis and Herceptin in the treatment of breast cancer. The FDA began an initiative in 1987 designed to expedite approval for drugs. Initially utilized for drugs that would combat the devastating AIDS epidemic, these initiatives measured alternative factors such as biomarkers to essentially evaluate the effectiveness of new therapeutics for diseases such as AIDS.
Our goal is to leverage the FDA's expedited approval process by producing more relevant and predictable biomarkers for drug discovery. By speeding up approval, new and better medicines and diagnostic markers can be developed for patients worldwide.
Biomarkers have long played a significant role in drug discovery and development, but recent advances have signaled the potential for significant deepening of their role in terms of both broader application within particular stages of the process and application across a broader spectrum of functions. Even before the recent resurgence of interest in the subject, single-analyte biomarkers had already made significant impacts on clinical studies as surrogates for clinical endpoints. Recent advances in discovery of multi-component biomarkers and single-molecule markers derived from them show promise of providing greatly improved clinical sensitivity and specificity over their pre-genomic forbears. One major difficulty with biomarker discovery relates to the accessibility of patient samples. Whereas tissues from animal models are usually readily available, human tumor specimens and human body fluid specimens are often unavailable or inaccessible for most common diseases of major commercial interest.
Another major difficulty is developing new mathematical tools capable of handling the analysis of the terabytes of information being generated by the genomic and proteomic analysis of clinical specimens that must be sifted through to identify the key biomarkers that will provide important clues leading to the identification of new diagnostic and drug targets, not only for cancer but for other medically and commercially important diseases as well. An additional difficulty in commercialization of newly discovered biomarkers is establishing relationships at large US medical and cancer centers to validate the results in a clinical setting. Validation studies are required to ensure that the markers are valid for a large population. The validation process is characterized by proving the efficacy of the newly discovered biomarkers in larger sample sets. Access to these prestigious institutions for validation studies can often be difficult to arrange.
Using our established relationships with top US medical and cancer centers and our recent acquisition of fractal genomics computational technologies, our goal is to overcome the difficulties encountered with biomarker discovery and become the first company, to our knowledge, to perform the total process of "first-phase" discovery by identifying a particular clinical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways) that are relevant to the solution of the medical problem as described below. This process will consist of an assessment of the clinical problem, the determination of the clinical trial set-up (the number of patients and what medical conditions they represent), the proper selection and procurement of high quality specimens for analysis, an analytical evaluation of the specimens through laboratory tests to produce the clinical data, and the mathematical evaluation of the data using our proprietary pattern recognition techniques such as fractal geometric modeling to produce an accurate determination of the relevant genes and proteins and the manners in which they interact.

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

                                    High Bid                           Low Bid
                                   ----------                          --------
First Quarter 2002                      $ .47                             $.13

Second Quarter 2002                     $ .21                             $ .04

Third Quarter 2002                      $ .14                             $ .06

Fourth quarter 2002                     $.10                              $.02

First quarter 2003                      $ .07                             $.025

Second quarter 2003                     $ .045                            $ .02

Third quarter 2003                      $ .15                             $ .02

Fourth Quarter 2003                     $ .60                             $.06

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors are:


Name                                Age     Position
Stephen D. Barnhill, M.D.           44      Chief Executive Office Chairman of the Board

David Cooper, M.D., Ph.D.           49      President and Chief Medical Officer

Robert S. Braswell, IV              48      Chief Administrative Officer, Director, Secretary and Treasurer

Sandy Shaw                          49      Vice President Fractal Technologies

Joe Fanelli                         42      Director of Corporate Development

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

In 1999, Dr. Barnhill founded and served as Chairman, President and CEO of Barnhill BioInformatics, Inc. Barnhill BioInformatics, Inc. later became Barnhill Genomics, Inc. and BioWulf Technologies, LLC and raised over $13.5 Million in Private Placement funding. The primary focus of these Companies was to utilize the next generation of artificial intelligence and pattern-recognition techniques, known as support vector machines, to identify genes that cause cancer. Dr. Barnhill is the sole inventor on the very first patents issued by the United States Patent and Trademark Office for the use of support vector machines in medicine. These Companies have six issued patents in the United States, Europe and other foreign countries and approximately thirty pending patents worldwide. From the summer of 2000 until he organized The Barnhill Group L.L.C., in the summer of 2003, Dr. Barnhill was not engaged in any professional activities as the result of a non-compete agreement signed by Dr Barnhill when he left the employment of Barnhill Genomics, Inc.

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

During the fiscal year 2003 we granted to our President, Dr. David Cooper, and our Director of Corporate Development, Joe Fanelli immediately exercisable options to purchase our common stock. In each case the options are for 600,000 shares. Mr. Cooper and Mr. Fanelli both have the right to earn additional option grants upon the occurrence of specified conditions.

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
a group ( five persons)

----------
(1) Includes 600,000 options Granted to Dr. Cooper and 600,000 options granted to Mr. Fanelli, all of which are presently exercisable.

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

3.1 (a) Articles of Amendment to Articles of Incorporation Registrant incorporates by reference Exhibit 2.2 to Form10-QSB, File No. 333-62216, filed 11/14/2001.

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

4.1 (b) Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to form 10-KSB File No. 333-62216 filed 3/30/2004

4.2 Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-62216, filed 6/04/2001.

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

10.2 Asset purchase agreement between registrant dated September 15,2003 and Barnhill Group LLC. Registrant incorporates by reference Exhibit 10.2 to form 10-KSB File No. 333-62216 filed 3/30/2004

10.3 Asset purchase agreement between registrant dated December 30,2003 and Fractal Genomics LLC. Registrant incorporates by reference Exhibit 10.3 to form 10-KSB File No. 333-62216 filed 3/30/2004

23. Consent of Clyde Bailey P.C. Certified Public Accountant

24. Certifications of Chief Financial Officer

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

Independent Auditors' Report                                   F-2

Balance Sheet                                                  F-3

Statement of Loss                                              F-4

Statement of Changes in Stockholders' Equity                   F-5

Statement of Cash Flows                                        F-6

Notes to Financial Statements                               F-7-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Health Discovery Corporation

I have audited the accompanying balance sheet of Health Discovery Corporation ("Company"), a Development Stage Enterprise, (formerly Direct Wireless Communications, Inc.)as of December 31, 2003 and the related statements of operations, statement of stockholders' equity, and the statements of cash flows for the twelve month periods ended December 31, 2003 and 2002 and from inception (April 6, 2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and its cash flows for the twelve month period ended December 31, 2003 and 2002 and from inception (April 6, 2001) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative working capital that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           Clyde Bailey P.C.
                                                           -----------------

San Antonio, Texas
------------------------------------

February 27, 2004
------------------------------------

Except for Notes A, F, H, I, J, and K
------------------------------------

January 5, 2005
------------------------------------

HEALTH DISCOVERY CORPORATION                                             Page 2
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Balance Sheet
December 31, 2003

                                                                                       2003
                                                                                  ---------------
ASSETS:
Current Assets
     Cash                                                                         $        76,589
                                                                                  ---------------
          Total Current Assets                                                             76,589
                                                                                  ---------------

Other Assets
     Patent Costs                                                                             510
     Accumulated Amortization                                                                 (14)
     Other Intangibles                                                                  1,364,261
                                                                                  ---------------
                                                                                        1,364,757
                                                                                  ---------------
          Total Assets                                                            $     1,441,346
                                                                                  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Accounts Payable - Trade                                                     $         5,587
     Accrued Liabilities                                                                    5,495
     Current Portion of Long-Term Debt                                                    246,279
                                                                                  ---------------
          Total Current Liabilities                                                       257,361
                                                                                  ---------------

Long-Term Debt, Less Current Portion                                                      253,721
                                                                                  ---------------
          Total Liabilities                                                               511,082
                                                                                  ---------------

Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized 66,576,128 Shares
         Issued and Outstanding                                                         1,822,023
    Additional Paid-In Capital                                                            216,719
    Deficit Accumulated During Development Stage                                       (1,108,478)
                                                                                  ---------------
          Total Stockholders' Equity                                                      930,264
                                                                                  ---------------
          Total Liabilities and Stockholders' Equity                              $     1,441,346
                                                                                  ===============

   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION                                             Page 3
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Statements of Loss                                                                                                 April 6, 2001
For the Years Ended December 31, 2003 and 2002 and                           Year Ended         Year Ended         (Inception) to
the Period from April 6, 2001 (Date of Inception) to December                December 31,       December 31,         December 31,
31, 2003
                                                                                  2003               2002                 2003
                                                                            -------------------------------------------------------
Revenues
     Capital Gain (Loss) on Sale of Assets                                  $             0                 198     $           (20)

     Dividend Income                                                                      0                  56                  64
     Miscellaneous Income                                                                50                 326                 326
                                                                            -------------------------------------------------------
Total Revenues                                                                           50                 580                 420
                                                                            -------------------------------------------------------

Expenses
     Administrative Fees                                                             15,300              20,400              50,719

     License Fees                                                                    16,260              47,560             240,800

     Outside Services                                                                76,625               1,484              80,841

     Professional and Consulting Fees                                                57,270             268,960             641,597

     Salaries and Wages                                                              26,667                   0              26,667

    Other General and Administrative Expenses                                        37,523              17,944              68,274
                                                                            -------------------------------------------------------
          Total Expenses                                                            229,645             356,348           1,108,898
                                                                            -------------------------------------------------------
Net Loss Before Provision for Federal Income Tax                                   (229,595)           (355,768)         (1,108,478)

Provision For Federal Income Tax                                                          0                   0                   0
                                                                            -------------------------------------------------------
Net Loss                                                                    $      (229,595)    $      (355,768)    $    (1,108,478)
                                                                            ========================================================

Average Outstanding Shares                                                       33,776,646          24,427,041          19,809,111

Loss Per Share                                                              $         (0.01)    $         (0.01)    $         (0.06)

Fully Diluted Loss Per Share                                                $         (0.01)    $         (0.01)    $         (0.06)


   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION                                              Page 4
Page 5
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from April 6, 2001 (Date of Inception) to
December 31, 2003

                                                                                             Deficit
                                                                                            Accumulated
                                                        Common Stock          Additional       During         Total
                                                 --------------------------    Paid-In      Development   Stockholders'
                                                   Shares          Amount       Capital        Stage          Equity
                                                 -----------    -----------   -----------    -----------    -----------
Balance - April 6, 2001 (Inception)                        0    $         0   $         0    $         0    $         0
Contributed Services
                                                           0              0        15,019              0         15,019
Stock Issued for Cash
                                                   2,001,650        168,645             0              0        168,645
Stock Issued as a dividend to the Shareholders
of to Direct Wireless Corporation                 10,138,975              0             0              0              0
Stock Issued to Officers of Direct Wireless
Corporation                                        7,100,000              0             0              0              0
Stock Issued for Services
                                                   2,213,995        315,496             0              0        315,496

Stock Held In Escrow
                                                      77,500              0             0              0              0
Cash Received for Sale of Escrowed Shares
                                                      22,500          9,335             0              0          9,335
Net Loss
                                                           0              0             0       (523,115)      (523,115)
                                                 -----------    -----------   -----------    -----------    -----------
Balance - December 31, 2001                       21,554,620        493,476        15,019       (523,115)       (14,620)
                                                 ===========    ===========   ===========    ===========    ===========

Contributed Services                                       0              0        20,400              0         20,400
Stock Issued for Cash                                467,500         87,810             0              0         87,810
Stock Issued for Services                          3,598,444        248,100             0              0        248,100
Stock Held in Escrow                               3,179,500              0             0              0              0
Cash Received for Sale of Escrowed Shares          1,020,500         24,280             0              0         24,280
Net Loss                                                   0              0             0       (355,768)      (355,768)
                                                 -----------    -----------   -----------    -----------    -----------
Balance - December 31, 2002                       29,820,564        853,666        35,419       (878,883)        10,202
                                                 ===========    ===========   ===========    ===========    ===========

Contributed Services                                       0              0        15,300             00         15,300
Stock Issued for Cash                              3,000,000         42,038       166,000              0        208,038
Stock Issued for Services                            530,000         26,150             0              0         26,150
Stock Issued for Other Intangibles                33,650,564        864,261             0              0        864,261
Stock Held in Escrow                              (3,257,000)             0             0              0              0
Cash Received for Sale of Escrowed Shares          2,832,000         35,908             0              0         35,908
Net Loss                                                   0              0             0       (229,595)      (229,595)
                                                 -----------    -----------   -----------    -----------    -----------
Balance - December 31, 2003                       66,576,128    $ 1,822,023   $   216,719    $(1,108,478)   $   930,264
                                                 ===========    ===========   ===========    ===========    ===========

   The Accompanying Notes are an Integral Part of These Financial Statements.

HEALTH DISCOVERY CORPORATION                                              Page 5
Page 5
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Statement of Cash Flows
For the Period from April 6, 2001 (Date of Inception) to December 31, 2003 and Years Ended December 31, 2003 and 2002

                                                                Year Ended       Year Ended     From Inception
                                                               December 31,     December 31,    (April 6, 2001)
                                                                12/31/03          12/31/02       to 12/31/03
                                                               -----------      -----------      -----------
Cash Flows From Operating Activities
Net Loss                                                       $  (229,595)        (355,768)     $(1,108,478)
Adjustments to Reconcile
Net Loss to Net Cash
  Provided by (Used for) Operating Activities:
          Services Contributed                                      15,300           20,400           50,719
          Services Provided for Stock                               26,150          248,100          589,746
          Patent Costs                                                (510)               0             (510)
          Amortization                                                  14                0               14
       Increase in Accounts Payable - Trade                         15,710            1,712            5,587
       Increase in Accrued Liabilities                               5,495                0            5,495
                                                               -----------      -----------      -----------
         Net Cash Provided (Used) by Operating Activities         (167,436)         (85,556)        (457,427)
                                                               -----------      -----------      -----------

Cash Flows From Investing Activities
Sales of Investments                                                     0            9,023                0
(Purchase) of Other Intangibles                                   (500,000)               0         (500,000)
                                                               -----------      -----------      -----------
          Net Cash Provided (Used) by Investing Activities        (500,000)           9,023         (500,000)
                                                               -----------      -----------      -----------

Cash Flows From Financing Activities
Proceeds from Notes Payable                                        500,000          (33,184)         500,000
Cash from Sale of Stock                                            243,946          112,090          534,016
                                                               -----------      -----------      -----------
 Net Cash Provided (Used) by Financing Activities                  743,946           78,906        1,034,016
                                                               -----------      -----------      -----------

 Net Increase in Cash                                               76,510            2,373           76,589

Cash, at Beginning of Period                                            79           (2,294)               0
                                                               -----------      -----------      -----------

Cash, at End of Period                                              76,589               79      $    76,589
                                                               ===========      ===========      ===========

Non-Cash Transactions:

Services Contributed for Administration                        $    15,300      $    20,400      $    50,719
                                                               ===========      ===========      ===========

Stock Issued for Professional and Consulting Services          $    26,150      $   248,100      $   589,746
                                                               ===========      ===========      ===========

Stock Issued for Other Intangibles                             $   864,261      $         0      $   864,261
                                                               ===========      ===========      ===========

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

FEDERAL INCOME TAX

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

EARNINGS PER SHARE

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

HEALTH DISCOVERY CORPORATION                                              Page 7
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)

Notes to Financial Statements
December 31, 2003

Note A - Summary of Significant Accounting Policies (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2003.

LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

HEALTH DISCOVERY CORPORATION                                              Page 8
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
December 31, 2003

Note C - Other Intangibles (Continued)

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

HEALTH DISCOVERY CORPORATION                                              Page 9
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
December 31, 2003

Note F - Federal Income Taxes (Continued)

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes.

The components of the provision for income tax (expense) benefits are as follows:

                             Year Ended December 31,

                                           2003           2002
                                        ---------      ---------
      Deferred:
           Federal                      $  70,642      $ 109,463
           State                           14,148         31,922
           Valuation Allowance            (84,790)      (131,385)
                                        ---------      ---------
                                        $      -0-     $      -0-
                                        ---------      ---------

The above provision has been calculated based on Federal and State statutory rates in the adjusted rates of 34% for Federal and 4.5% for State tax rates.

Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

                             Year Ended December 31,

                                            2003          2002
                                          ---------      ---------
Deferred tax assets:

         Net Operating Loss               $  84,790      $ 131,385
                                          ---------      ---------

Total deferred tax assets:                   84,790        131,385

Deferred tax liabilities:

         Net Income                              -0-            -0-
                                          ---------      ---------

Valuation Allowance                       $ (84,790)     $(131,385)
                                          ---------      ---------

Net deferred tax assets (liabilities)     $      -0-     $      -0-
                                          =========      =========

Net deferred tax assets and liabilities have been presented in the financial statements as follows:

                             Year Ended December 31,

                                            2003          2002
                                          ---------      ---------
Deferred income taxes - current                  -0-            -0-

                                          ---------      ---------
Net deferred tax assets                   $      -0-     $      -0-
                                          =========      =========

HEALTH DISCOVERY CORPORATION                                             Page 10
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
December 31, 2003

Note G - Note Payable

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
                                            =================

Note H - Outstanding Warrants

At December 31, 2003, Health Discovery Corporation had outstanding stock options to purchase 1,200,000 shares of its common stock. The warrants are exercisable at a price of $0.01 per share which was the approximate low bid price at the time of issuance. Additionally, the Company has issued options to purchase 4,300,000 shares of common stock. The options vest 800,000 as of each November 1, 2004, 2005 and 2006. The remaining options vest based on each option holder's success in raising equity capital.

                                                     December 31, 2003                   December 31, 2002
                                                -----------------------------      -------------------------------
                                                                  Weighted                            Weighted
                                                                   Average                             Average
                                                                  Exercise                            Exercise
                                                  Shares            Price            Shares             Price
                                                ------------     ------------      ------------     --------------

Outstanding at Beginning of Year                     -       $        -                 -       $         -

==================================================================================================================

Granted                                          5,500,000                              -                 -
Exercised                                            -                -                 -                 -

Forfeited                                            -                -                 -                 -

Cancelled                                            -               .01

------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year                       5,500,000          $.01

------------------------------------------------------------------------------------------------------------------
Options Exercisable (Vested) at Year End         1,200,000          $.01

HEALTH DISCOVERY CORPORATION                                             Page 11

(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(a Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE I - EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation:

                         (Loss)              Shares          Per Share
                     -------------------------------------------------
                       (Numerator)       (Denominator)      Amount

               2003    $  (229,595)        33,776,646       $(0.01)

               2002    $  (355,768)        24,427,041       $(0.01)

     Inception from    $(1,108,478)        19,809,111       $(0.06)
   April 6, 2001 to
      Dec 31,  2003

Options to purchase 1,200,000 shares were outstanding at December 31, 2003 were not included in the computation of diluted EPS as they would be anti-dilutive.

NOTE J - GOING CONCERN

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. No operating revenue has been derived since inception and has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

The Company plans to increase cash flows and take steps towards achieving profitable operations through its business plan.

NOTE K - SUBSEQUENT EVENTS

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

Health Discovery Corporation

By: /s/Stephen D. Barnhill M.D., Chief Executive Officer
    ----------------------------------------------------
(Signatures and Title)

Stephen D. Barnhill M.D., Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signature                                                           Date

S/Stephen D. Barnhill M.D.                                      January 5, 2005
-----------------------------------------------------

Stephen D. Barnhill M.D., Principal Executive Officer

S/David Cooper                                                  January 5, 2005
-----------------------------------------------------

David Cooper, President and Medical director

S/Robert S. Braswell IV                                         January 5, 2005
-----------------------------------------------------

Robert S. Braswell IV, Principal Financial Officer

S/Robert S. Braswell, IV                                        January 5, 2005
-----------------------------------------------------

Robert S. Braswell, IV, Principal Accounting Officer

S/Stephen D. Barnhill M.D.                                      January 5, 2005
-----------------------------------------------------

Stephen D. Barnhill M.D., Chairman of the Board

S/Stephen D. Barnhill M.D.                                      January 5, 2005
-----------------------------------------------------

Stephen D. Barnhill M.D., Director

S/Robert S. Braswell, IV                                        January 5, 2005
------------------------------------------------------

Robert S. Braswell, IV, Director

S/David Cooper                                                  January 5, 2005
-----------------------------------------------------

David Cooper, Director

Clyde Bailey, P.C.
10924 Vance Jackson # 404
San Antonio, Texas 78230

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

I consent to the inclusion, in the Annual Report of Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) on Form 10KSB/A, of our report dated February 27, 2004, and January 5, 2005, relating to the financial statements of Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) for the period ended December 31, 2003.

                                                              Clyde Bailey, P.C.

San Antonio, Texas
February 27, 2004 and January 5, 2004