Form 10KSB
period 2004-12-31
HEALTH DISCOVERY CORP
filed 2005-04-19
CIK 1141788

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)
|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2004

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                          Commission File No. 333-62216


                          HEALTH DISCOVERY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  Texas                                  74-3002154
        (State of Incorporation)            (I.R.S. Employer Identification No.)

  1116 South Old Temple Road Lorena, TX                     76655
(Address of principal executive offices)                 (Zip Code)

                                 (512) 583-4500
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12 (b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12 (g) of the Act:
                                      None

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer had no revenues for its most recent fiscal year.

      The   aggregate   market  value  of  the  voting   common  stock  held  by
non-affiliates as of March 31, 2005 was approximately $26,532,463. There were 98,268,381 shares of common stock outstanding as of March 31, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes ___, No X

================================================================================

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

On September 25, 2003, we acquired all of the assets of The Barnhill Group, LLC, which was owned by Stephen D. Barnhill, M.D. Dr. Barnhill is a physician, trained in laboratory medicine and clinical pathology. He developed artificial intelligence and pattern recognition computational techniques used in medicine, genomics, proteomics, diagnostics and drug discovery. Following the acquisition, Dr. Barnhill became our Chief Executive Officer and Chairman of our Board of Directors. Also, immediately following our acquisition of The Barnhill Group and the change in strategic direction of the company, our licensing rights to the telecommunications technology previously granted by Direct Wireless Corporation were terminated and all payments due to Direct Wireless Corporation were terminated.

Subsequently, we amended our charter to change our name to Health Discovery Corporation. Direct Wireless Communications (DWCM) officially became Health Discovery Corporation on November 6, 2003, at which time the new trading symbol
(HDVY) became effective.

On August 29, 2003, we signed a binding letter agreement to acquire the assets of Fractal Genomics, LLC, a company with patented Fractal Genomics Modeling software. Fractal Genomics utilized its technology to find, link and model patterns of similarity hidden in large amounts of information, such as the clinical databases used for diagnostic and drug discovery. Fractal Genomics has applied its technology to protein and pathway discovery in leukemia and lung development, which could lead to the identification of novel proteins that could be used to develop diagnostic markers and drug targets. Our acquisition of Fractal Genomics was completed December 30, 2003.

In July, 2004 we began acquiring rights to a patent portfolio containing patents, pending patent applications and related assets. The patent portfolio includes patents on the use of Support Vector Machines and other machine learning tools useful for diagnostic and drug discovery.

Our Market

We are positioning ourselves to provide pharmaceutical and diagnostic companies with all aspects of "First Phase Biomarker Discovery" from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. In addition, we aim to provide proprietary analytical evaluation methods and state-of-the-art computational analysis to produce relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development and commercialization.

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

Using our established relationships with top US medical and cancer centers and our computational technologies, our goal is to overcome the difficulties encountered with biomarker discovery and become the first company, to our knowledge, to perform the total process of "first-phase" discovery by identifying a particular clinical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways) that are relevant to the solution of the medical problem as described below. This process will consist of an assessment of the clinical problem, the determination of the clinical trial set-up (the number of patients and what medical conditions they represent), the proper selection and procurement of high quality specimens for analysis, an analytical evaluation of the specimens through laboratory tests to produce the clinical data, and the mathematical evaluation of the data using our proprietary pattern recognition techniques such as fractal geometric modeling to produce an accurate determination of the relevant genes and proteins and the manners in which they interact. Once we discover these new biomarkers and pathways, we intend to immediately file patent applications to protect the discoveries such as with the patents filed for our Leukemia discovery.

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

Support Vector Machines (SVMs)

         Since their introduction in 1995, SVMs marked the beginning of a new era in the learning from examples paradigm in artificial intelligence. Rooted in the Statistical Learning Theory developed by Vladimir Vapnik, SVMs quickly gained attention from the pattern recognition community due to a number of theoretical and computational merits.

         The capability of SVMs to discover hidden relationships in a dataset and to exploit them in order to make informed extrapolations about future or unseen data holds a tremendous potential for modern applications of computer technology, particularly as large amounts of data are generated faster than current analysis techniques can process them. The field of machine learning has traditionally been a branch of artificial intelligence, dealing with the problem of extracting relevant knowledge from data. Statistics has played a similar role within mathematics. Not surprisingly, both fields have encountered the same difficulties when analyzing complex datasets: nonlinear relations are hard to learn, high dimensional spaces carry a high risk of detecting spurious relations (relations that are just the effect of chance), and the computational cost is often prohibitive. Previous generation computational technologies such as neural networks, decision trees and other systems all try to deal with such limitations by introducing several approximations and therefore usually produce sub-optimal solutions.

         Statistical Learning Theory, the backbone of SVMs, provides a new framework for modeling learning algorithms, merges the fields of machine learning and statistics, and inspires algorithms that overcome all of the above difficulties. A new generation of learning algorithms - or equivalently of statistical methods - has recently been developed, based on this theory. Such methods prove remarkably resistant to the problems imposed by noisy data and high dimensionality. They are computationally efficient. The optimal solution can always be found. These methods have an inherent modular design that simplifies their implementation and analysis and allows the insertion of domain knowledge. More importantly, they come with theoretical guarantees about their generalization ability.

Creation of the Support Vector Machine

         In the early 1990s, Vladimir Vapnik, together with Bernhard Boser and Isabelle Guyon discovered a new algorithm for implementing SVM inductive inference: the support vector machine. The key idea was to map input vectors into a high dimensional space and to construct in that space hyperplanes with a large margin (and hence with low capacity).

         The basic idea for making the theory of statistical learning began in the 1960's with the prominent work of Professors Vapnik and Chevronenkis with the discovery of the VC dimension. The technology for mapping input vectors into a high dimensional space was realized by the so-called kernel trick, which in many cases avoids the need to manipulate data in the high dimensional space. By 1995, these ideas had been extended to all of the main function estimation problems: pattern classification, regression estimation, density estimation, and finding solutions to equations. Statistical Learning Theory and SVMs are now widely accepted and described in international research journals and frequently presented at major scientific meetings around the world.

         There are several reasons for this popularity:

         o Most importantly, in all benchmark problems, SVM solutions were among the winners.

         o These methods do not rely on heuristics, but rather on solid mathematical foundations. Therefore, one can use mathematical tools to understand the behavior of existing methods, to improve them, and to design new methods.

         o SVM methods are very well suited to the analysis of high dimensional (even infinite dimensional) spaces. It appears that high dimensional analysis will be crucial in the challenging problems that are emerging in areas such as bioinformatics, image analysis, and information retrieval.

Significant Advantages of Support Vector Machines

         Bioinformatics is facing new challenges as the amount of data and its availability increase exponentially. Data is valuable only if it can be understood and can help in making predictions, in the form, for instance, of early detection diagnostics and minimizing new drug failure in late stage trials. Computer algorithms have a critical role to play in annotating data, organizing it, drawing attention to entries of particular interest, and proposing tentative data explanations. It has always been tempting to seek a universal tool that, much like the brain, has very broad data processing capabilities.

         Clearly, there is a need not only for powerful data analysis tools, but also for tools that can be used effortlessly by a wider range of people who do not necessarily have a strong background in statistics or computer science. There is also a need for tools that can be used in a fast, flexible and evolving fashion, such that new problems can be treated with previously developed tools. The race to a real breakthrough is measured not only in accuracy, but also in development time, cost and ease of next generation improvements.

         We believe that this is why SVMs represent a significant solution to the challenges of interpreting diagnostic and drug development data. They hold the promise that other techniques, including artificial neural networks, have failed to provide: optimal and trustworthy performance with easy implementation.

         Prediction accuracy: Given examples of inputs and outputs, a SVM takes a previously unseen input (e.g. measurements of a new patient) and predicts the output (e.g. disease state). Statistical learning theory provides estimates of the predictive accuracy, and SVMs work by directly optimizing these estimates. As well as having these performance guarantees, the predictions of SVMs are typically more accurate, in some cases very significantly, than those of other methods.

         High-dimensional data: SVMs can cope with very large numbers of input variables. In processing the output of a mass spectrometer, for example, SVMs can use the full spectrum directly, without having to first manually extract relevant peaks. Many other techniques (such as parametric statistics and neural networks) cannot cope with so many input variables.

         Data   understanding:   SVMs  have  the  unique   property   that  they
automatically extract support vectors, which are the borderline cases. Exhibiting such borderline cases allows us to identify outliers, to perform data cleaning, to find flaws in experimental design, and to detect confounding factors. In addition, the margins of training examples (how far they are from the decision boundary) provide useful information about the relevance of input variables and allow the selection of the most predictive variable.

         Computational efficiency: Unlike many other machine learning and statistical methods (such as neural networks, decision trees, and Bayesian methods), learning with SVMs involves a convex optimization, which is computationally efficient, and leads to a unique optimum solution. The predictions made by SVM algorithms are also easy to compute because they involve only the comparison of the novel pattern with a small subset of the training patterns (the support vectors).

         Decision understanding: Unlike other nonlinear multivariate techniques such as neural networks, the predictions made by SVMs are often easily understood since they involve comparisons with the support vectors.

         Modularity: Separate components of SVMs can be designed separately and can easily be combined with other techniques. For instance, the kernel in a SVM can be designed to incorporate expert knowledge about a problem domain, which often significantly improves performance.

         Robustness: SVMs are often successful - even with sparse data (few examples), unbalanced data (more examples of one category), redundant data (many similar examples), and heterogeneous data (examples coming from different sources).

In July 2004, our company began purchasing certain rights to a portfolio of 71 patents and pending patent applications, including patents on the use of SVMs, and other machine learning tools useful for diagnostic and drug discovery (the "SVM Portfolio"). The SVM is a data driven mathematical program that uses "machine learning" to find otherwise hidden relationships in data and has been successfully used for colon cancer gene selection, breast cancer diagnosis, leukemia classification, genomic analysis proteomic research and drug discovery. The patents for the SVM also cover applications in a wide variety of research endeavors unrelated to drug discovery. One of the issued patents includes a description of a set of colon cancer genes and prostate cancer genes which could be used for diagnostic testing and drug target identification. One of the genes represents a potential vaccine for colon cancer.

Consideration for the rights in the patents and pending patent applications will be paid over time, with an initial payment of $175,394 made on December 31, 2004, and five equal installments made every four months. The remaining consideration is represented by convertible notes in an aggregate amount of $1,127,818. The notes mature on July 28, 2009, and may be converted at the election of the noteholders until that time into shares of our common stock at $.17 per share.

Fractal Genomics

Fractal Genomics Modeling

         Fractal Genomics Modeling (FGM) technology is designed to study complex networks. A complex network can be made up of genes inside a living organism, web pages on the Internet, stocks within a financial market, or any group of objects or processes that appear to be connected together in some intricate way. Fractal Genomics uses a new approach toward modeling network behavior to rapidly generate diagrams and software simulations that facilitate prediction and analysis of whatever process is your particular object of study. Two important concepts behind FG technology are the notions of scale-free networks and self-similarity.

Self-Similar (Fractal) Structure

         If it were possible to look at a section of a network in detail, it would be possible to find an even smaller section that resembles the entire network. This structural property, where the parts can resemble the whole, is referred to as self-similarity and structures of this sort are sometimes called fractals. Self-similar structures have been found to exist in many complex networks.

Scale-Free Networks

The structural property of self-similarity does not mean that if you look at the hubs or nodes in the networks that they will all look basically the same. Some nodes have a single branch leading to another node, where other nodes have branches into a large number of other nodes. Using the example of an airline routing network, many more links (branches) will connect to a large city which is a major hub then to a minor, small town airport. So, although there may be structural similarities between the parts and the whole, the individual nodes can be quite different. This has been found to be a common trait in many complex networks. Because of this feature, it is very difficult to measure or assign a "scale" to what a typical node looks like in these networks.

For the most part, this is not the case in the mathematical world of complex networks. There may be a few nodes with a thousand links, several with a hundred links, and many with only one. In comparison, if human height were distributed in a similar way, it would not be uncommon to see people over 100 feet tall in everyday life and people over a mile high would exist. Because it is difficult to assign a single scale to look at nodes with links distributed in this way, these kinds of networks they are called scale-free.

The acquisition of Fractal Genomics brought us a fully functional patent protected computational tool, which is now known as the Health Discovery Fractal Genomics Modeling (FGM) technology. This technology is designed to study complex biological networks such as genomic and proteomic pathways in disease. A complex network can be made up of genes or proteins inside a living organism. FGM uses this new approach toward modeling network behavior to rapidly generate diagrams and software simulations that facilitate prediction and analysis of genomic and proteomic data to facilitate diagnostic and drug discovery.

The FGM modeling process starts out by creating a special mathematical surface (the FGM surface) where every point on the surface can be used to generate a network model with varying degrees of scale-free and fractal properties. Using user-supplied clinical data, models which best match the behavior of each node are selected and represented by a point on the FGM surface. These point-models are then linked, compared, and combined to generate diagrams, which reflect the behavior of genes or proteins in the entire network

The end result of the FGM modeling process is biomarker and pathway discovery diagrams that represent nodes in the network and directions of causality or "flow" through the network such as which genes or proteins are "turning-on" or "turning -off" other precursor and successor genes or proteins in the biological system. FGM derived diagrams expedite forecasting, analysis, and study of complex system behavior by clearly displaying all hubs, links, and flow in the network. With this knowledge, diagnostic companies can use the newly identified biomarkers to create state-of-the-art tests to identify key genes and proteins involved in certain diseases and pharmaceutical companies can explore new therapeutic drug targets designed to interrupt ("turn-off") genes or proteins with undesirable effects or promote ("turn-on") genes or proteins with desirable effects.

In addition, as a result of the Fractal Genomics acquisition, we are preparing to begin validation studies, at MD Anderson Cancer Center, of the recently discovered and patent protected set of leukemia genes, discovered using the newly acquired FGM technique, which was shown to separate ALL-T-cell leukemia from ALL-B-cell leukemia with 100% accuracy. This gene set, now our intellectual property, was originally presented to the medical and scientific world by Dr. Herbert Fritsche, Chairman of our Scientific Advisory Board, a world-renowned, expert in cancer markers and Professor at MD Anderson Cancer Center, at the 31st Meeting of the International Society for Oncodevelopmental Biology and Medicine (ISOBM) in Edinburgh, United Kingdom.

To date, our FGM technology has been successfully used to analyze databases from MD Anderson Cancer Center, St. Jude Children's Hospital, Stanford University, the University of Miami and the Alvin J. Siteman Cancer Center at Washington University.

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

"First Phase Biomarker Discovery" is based on the belief that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This pathway includes several critical levels of decision-making - all of which are part of our business strategy.

First Level of Discovery - Assess the Clinical Dilemma

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

Second Level of Discovery - Properly Identify and Procure the Most Relevant and Professionally Collected Specimens

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

Third Level of Discovery - Analyze the Specimens

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

Fourth Level of Discovery - Analyze  the Data

The data generated from the analytical component must then be computationally analyzed for the discovery of new biomarkers, patterns among those biomarkers and causality pathways. We will decide which of the current leading computational algorithms, such as our FGM techniques, are best suited to solve the particular clinical dilemma in question. The data is then computationally analyzed, and the new biomarkers and pathways are discovered and patent protected.

Fifth Level of Discovery - Protect the Discovery

When a biomarker is discovered, we will immediately file a provisional patent to protect the discovery for future licensing. Some of these discoveries will be licensed to diagnostic companies for use in the diagnosis of diseases or for measuring the state or status of a disease. Other discoveries will be licensed to pharmaceutical companies to be used for discovering or evaluating new drug targets.

Sixth Level of Discovery - Evaluate the Clinical and Utility of Discovered Biomarkers

Biomarkers uncovered through the first five stages of discovery will be subsequently validated independently in larger, clinically relevant populations. Clinical validity of a biomarker is confirmed by its presence in the clinical condition in question and its ability to differentiate one disease state from another, or a diseased state from a healthy state. We believe that markers validated by our processes will provide: vastly improved diagnostic capabilities; may identify potential therapeutic targets for pharmaceutical intervention (e.g. membrane signaling proteins and inhibitors); and markers suitable for monitoring disease progression following therapeutic intervention. Application of clinically validated biomarkers in such a manner will result in improved individual patient care and the advancement of the field of personalized medicine. This unique approach to biomarker discovery and its additional validation in relevant clinical samples advances the commercial potential of biomarkers we uncover to diagnostic and therapeutic partners. Integration of the six levels of biomarker discovery results in improved efficiencies in translation of this information into commercial and medically valuable products.

Our Strategic Agreements

In keeping with our corporate goal of building strong partnerships for biomarker discovery, we have signed four biomarker discovery agreements in less than five months with strong academic centers of excellence in the United States, including MD Anderson Cancer Center and Stanford University. All of these agreements include either joint ownership in any biomarker or pathway discovered or rights to an exclusive worldwide license to our discovery. Once we secure a contract with an academic institution for biomarker and pathway discovery with commercialization rights, we begin negotiating these commercialization rights to our discoveries with diagnostic and pharmaceutical companies worldwide.

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

In January 2004 we entered into our second Biomarker and Pathway Discovery Agreement with The University of Texas, M.D. Anderson Cancer Center in Houston Texas. Under the terms of the agreement, The University of Texas, M.D. Anderson Cancer Center, has again granted us a first option to obtain an exclusive worldwide royalty-bearing commercial license to commercialize any discovered prostate cancer biomarkers or pathways identified by us utilizing our proprietary FGM computational techniques. This second collaboration with MD Anderson Cancer Center will give us access to a new systems biology approach for data analysis for new biomarker and pathway discovery in prostate cancer. We intend to use the findings of this study to develop new diagnostic approaches for prostate cancer and improve the clinical management of these patients. U.S. Cancer Statistics: 2000 Incidence recently released by the Department of Health and Human Services shows that prostate cancer is the leading cancer overall in men in the United States and according to the National Institutes of Health, in 1997, the estimated number of new cases of prostate cancer in the United States is 209,900, and the estimated number of deaths from the disease is 41,800. The current market for prostate cancer testing with PSA, the biomarker currently used to diagnose prostate cancer, is estimated to be approximately $350 million annually around the world.

In March 2004 we entered into an agreement with Stanford University to use our proprietary and patent protected FGM computational techniques to identify new patterns of biomarkers in lymphatic insufficiency and its response to therapeutic lymphangiogenesis. According to the agreement, ownership of Research Program Inventions conceived, discovered or reduced to practice under the Research Program will be determined based on inventorship. As such, any invention discovered using our analytical tools on this Stanford database will be jointly owned by Stanford and us.

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

In March 2004 we signed an agreement with The University of Miami to use Health Discovery Corporations proprietary and patent protected FGM computational techniques to identify new patterns of biomarkers in AIDS Related Dementia. It is hoped that this newly discovered information will allow physicians to better understand the pathogenesis of AIDS Related Dementia and will assist in the diagnosis and treatment of this devastating disease. Under the terms of the Agreement, The University of Miami has granted us joint ownership on any product, invention, discovery or new use arising out of or developed utilizing our unique computational methods.

In September of 2004, we entered into an agreement with Dr. Thomas Stamey of Stanford University Medical Center to analyze what is thought by Dr. Stamey to be the most comprehensive prostate cancer gene chip data base in the world. This data base consists of Affymetrix gene chips containing 25,000 prostate related genes. This data is from 92 patient representing 9 classes of prostate disease - from BPH through all grades of prostate cancer. Using this data base, we hope to identify new biomarkers for prostate cancer. We will also use our patent protected computational techniques such as Support Vector Machine and Fractal Genomics Modeling to analyze this data to determine the most relevant proteins to be used for diagnostics and drug targets. All discoveries will be jointly owned by us and Dr. Stamey with us having a world-wide exclusive license for commercialization.

Employees

On December 31, 2004, we had 5 full time employees. We do not expect any significant change in the number of employees over the next 12 months. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website address is www.HealthDiscoveryCorp.com. From the home page, select the "Display SEC Filings" tab followed by "SEC Filings." This is a direct link to our filings with the Securities and Exchange Commission ("SEC"), including but not limited to our Annual Report of Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

Governmental Regulation

Our business plan involves "First Phase Biomarker Discovery". This early discovery process does not involve any governmental regulations or approvals. If we are successful in licensing our discoveries to other companies, FDA approvals may be required before the ultimate product may be sold to consumers. Companies licensing our discoveries or technologies will be responsible for all costs involved in such approvals. If we are not successful in licensing these discoveries and choose to take these discoveries to market ourselves, we may then be subject to applicable FDA regulations and would then bear the costs of such approvals.

We know of no governmental regulations that will affect the companies current operations or products.

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the "SVM portfolio" which currently consists of twelve patents which were or have since issued as well as 62 other patent applications which are pending in the US and elsewhere in the world. The issued patents to date are:

U.S. Pat. No. 6,760,715: Enhancing biological knowledge discovery using multiple support vector machines.

U.S. Pat. No. 6,714,925: System for identifying patterns in biological data using a distributed network.

U.S. Pat. No. 6,658,395: Enhancing knowledge discovery from multiple data sets using multiple support vector machines.

U.S. Pat. No. 6,427,141: Enhancing knowledge discovery using multiple support vector machines.

U.S. Pat. No. 6,157,921: Enhancing knowledge discovery using support vector machines in a distributed network environment.

U.S. Pat. No. 6,128,608: Enhancing knowledge discovery using multiple support vector machines.

U.S. Patent No. 6,789,069: Method of Identifying Patterns in Biological Systems and Method of Uses.

U.S. Patent No. 6,882,990 (issues 4/19/05): Method of Identifying Biological Patterns Using Multiple Data Sets.

Australian  Patent  No.  AU  764897:   Pre-processing  and  Post-processing  for
Enhancing Knowledge Discovery Using Support Vector Machines.

South African Patent No. ZA 00/7122: Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.

Australian Patent No. AU 780050: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.

Australian Patent No. AU 779635: Method of Identifying Patterns in Biological Systems and Method of Uses.

In conjunction with the Fractal Genomics acquisition, we obtained the rights to the following patents. One of these patent applications has been allowed and the others are pending.

U. S. Application No. 09/766,247 (Application allowed and pending issuance): A METHOD FOR THE MANIPULATION, STORAGE, MODELING, VISUALIZATION AND QUANTIFICATION OF DATASETS

U. S. Application No. 10/887,624: METHOD FOR IDENTIFYING BIOMARKERS USING FRACTAL GENOMICS MODELING U. S. Application No.: 10/932,920: METHOD FOR STUDYING CELLULAR CHRONOMICS AND CAUSAL RELATIONSHIPS OF GENES USING
FRACTAL GENOMICS MODELING

WO Application No. 04/22157: METHOD FOR IDENTIFYING BIOMARKERS USING FRACTAL GENOMICS MODELING

WO Application No.: 04/28576: METHOD FOR STUDYING CELLULAR CHRONOMICS AND CAUSAL RELATIONSHIPS OF GENES USING FRACTAL GENOMICS MODELING

U. S. Application No.: 10/959,844: A METHOD FOR THE MANIPULATION, STORAGE, MODELING, VISUALIZATION AND QUANTIFICATION OF DATASETS

U. S.  Application  No.:  10/920,035:  METHOD FOR IDENTIFYING  BIOMARKERS  USING
FRACTAL  GENOMICS  MODELING  WO  Application  No.:  01/01863:   METHOD  FOR  THE
MANIPULATION, STORAGE, MODELING, VISUALIZATION AND QUANTIFICATION OF DATASETS

EP Application No.: 01942746.7: METHOD FOR THE MANIPULATION, STORAGE, MODELING, VISUALIZATION AND QUANTIFICATION OF DATASETS

Competition

Health Discovery Corporation's main service/product is "First-Phase Biomarker Discovery". While there are numerous companies that perform individual steps in this process, we know of no other company that performs all steps in "First-Phase Biomarker Discovery. Competing companies in the biomarker discovery arena have made numerous promising discoveries but have failed to bring fully validated biomarkers to market. We feel that by performing and controlling all steps of this process, we can eliminate the problems these companies have had in validating their findings, and thus, produce fully validated, marketable biomarkers.

Our Support Vector Machine (SVM) technology and Fractal Genomic Modeling (FGM) technology give us a distinct advantage over competing technologies. Neither classical statistical analysis nor neural networks (the two competing technologies) can handle the large amounts of inputs necessary to produce fully validated biomarkers.

Research and Development

Our past Research and Development costs have been minimal due to the unique relationships we have maintained with the members of our scientific team and their institutions. Our total R&D costs have consisted solely of the consultant fees paid to Dr. Stamey, Dr. Vapnik, Dr. Hong, Dr. Guyon. These fees consisted of $172,460 in cash and $100,000 in stock for a total 2004 R&D cost of $272,460. As of December 31, 2004, $60,000 of the stock for compensation had not been issued and the expense was accrued in 2004. There were no R&D costs in 2003.

                                  RISK FACTORS

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, all statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including the successful implementation of our services, business strategies and measures to implement such strategies, competitive strengths, expansion and growth of our business and operations, references to future success and other such matters are forward-looking statements and are based on the beliefs of, assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," "believe," "intend," "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may involve uncertainties and other factors that may cause the actual results and performance of our company to be materially different from future results or performance expressed or implied by such statements.

         The cautionary statements set forth in this "Risk Factors" section and elsewhere in this annual report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Among others, factors that could adversely affect actual results and performance include failure to successfully develop a profitable business, delays in identifying and enrolling customers, and the inability to retain a significant number of customers. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Risks Related to Our Business

We are a developing business and a high-risk company.

         We are a high-risk company in a volatile industry. In September 2003, we completely changed the focus of our business from wireless telecommunications to biotechnology. Consequently, we have no history on which to base an evaluation of our business and prospects. Thus, investors should recognize that an investment in our company is risky and highly speculative. Health Discovery is a developing business, and its prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Failure to implement and execute our business and marketing strategy successfully, to provide superior customer service, to respond to competitive developments and to integrate, retain and motivate qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We must successfully overcome these and other business risks. If our efforts are unsuccessful or other unexpected events occur, purchasers of the Common Stock offered hereby could lose their entire investment.

We expect to incur future losses, and we may never achieve or sustain profitability.

         We have never generated any revenue, and we expect to continue to incur net losses and negative cash flows in the future due in part to high research and development expenses, including enhancements to our technologies and investments in new technologies. We cannot assure you that we will ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our business is difficult to evaluate because we have a limited history of operations.

         Since our reorganization in 2003, our focus and our business model have been continually evolving. Accordingly, we have a history of operations in which there is insufficient information to identify any historical pattern. Even if we could discern such a pattern, the rapidly evolving nature of the biotechnology and pharmaceutical industries would make it very difficult to identify any meaningful information in such short a history. Therefore, it is also be difficult to make any projections about the future of our operations. This difficulty may result in our shares trading below their value.

We will have negative operating income and may never become profitable.

         Our operating expenses are expected to exceed our income for the next six to nine months and thus our capital will be decreased to pay these operating expenses. If we ever become profitable, of which there is no assurance that we can, from time to time our operating expenses could exceed our income and thus our capital will be decreased to pay these operating expenses.

Our operating results are unpredictable and may fluctuate significantly from period to period, which may cause our stock price to decline and result in losses to investors.

         Our operating results may vary from period to period due to numerous factors, many of which are outside our control, including the number, timing and acceptance of our services. Factors that may cause our results to vary by period include:

      o     changes in the demand for our products and services;

      o the nature, pricing and timing of products and services provided to our collaborators;

      o acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

      o     reduced capital investment for extended periods;

      o losses and expenses related to our investments in joint ventures and businesses;

      o regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

      o changes in intellectual property laws that affect our rights in genetic information that we sell; and o payments of milestones, license fees or research payments under the terms of our increasing number of external alliances.

         Research and development costs associated with our technologies and services, as well as personnel costs, marketing programs and overhead, account for a substantial portion of its operating expenses. These expenses cannot be adjusted quickly in the short term. If revenues of the business decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular period.

We may fail to meet our debt obligations.

         If our cash flow and capital resources are insufficient to fund our debt obligations incurred in connection with recent acquisitions, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payment of interest and principal on our outstanding notes or any other indebtedness could result in our creditors exercising remedies on the notes and taking some or all of our assets or could otherwise harm our ability to incur additional indebtedness on acceptable terms. We cannot assure you that our cash flow and capital resources will be sufficient for payment of interest and principal on our debt in the future, including payments on any outstanding notes, or that any alternative methods would be successful or would permit us to meet our debt obligations.

Our stock price has been, and is likely to continue to be, highly volatile.

         Our stock price has, since September 1, 2003, traded as high as $.60 and as low as $.06. Our stock price could fluctuate significantly due to a number of factors beyond our control, including:

      o     variations in our actual or anticipated operating results;

      o     sales of substantial amounts of our stock;

      o     announcements   about  us  or  about  our   competitors,   including
            technological innovation or new products or services;

      o litigation and other developments related to our patents or other proprietary rights or those of our competitors;

      o     conditions  in  the  life  sciences,   pharmaceuticals  or  genomics
            industries; and

      o     governmental regulation and legislation.

         In addition, the stock market in general, and the market for life sciences and technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

         In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we became the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could affect our profitability.

Our approach of incorporating ideas and methods from mathematics, computer science and physics into the disciplines of biology, organic chemistry and medicine is novel and may not be accepted by our potential customers or collaborators.

         We intend to create a fully integrated biomarker discovery company to provide pharmaceutical and diagnostic companies worldwide with new, clinically relevant and economically significant biomarkers. We are a drug and diagnostic discovery company, which incorporates ideas and methods from mathematics, computer science and physics into the disciplines of biology, organic chemistry and medicine. Our objective is to significantly increase the probability of success of drug discovery and diagnostic development. Our approach and the products and technologies derived from our approach are novel. Our potential customers and collaborators may be reluctant to accept our new, unproven technologies, and our customers may prefer to use traditional services. In addition, our approach may prove to be ineffective or not as effective as other methods. Our products and technologies may prove to be ineffective if, for instance, they fail to account for the complexity of the life processes that we are now attempting to model. If our customers or collaborators do not accept our products or technologies and/or if our technologies prove to be ineffective our business may fail or we may never become profitable.

Even if our computational technologies are effective as research tools, we or our customers may be unable to develop or commercialize new drugs, therapies or other products based on them.

         Even if our computational technologies perform their intended functions as research tools, our customers may be unable to use the discoveries resulting from them to produce new drugs, therapies, diagnostic products or other life science products. Despite recent scientific advances in the life sciences and our improved understanding of biology, the roles of genes and proteins and their involvement in diseases and in other life processes is not well understood. Only a few therapeutic products based on the study of and discoveries relating to genes or proteins have been developed and commercialized. If our customers are unable to use our discoveries to make new drugs or other life science products, our business may fail or we may never become profitable.

Our  newly   acquired  SVM   Portfolio   utilizes   technology   covered  by  an
earlier-issued patent, and if we lose the rights to use that patent, our ability to exploit certain aspects of our SVM technology will be impaired.

         Our newly acquired SVM Portfolio utilizes technology covered by the original hyperplane patent (Pat. No. 5,649,068) invented by members of our Scientific Advisory Board and owned by Lucent Technologies, Inc. - GRL Corp. ("Lucent"). We have obtained an assignment of a pre-existing patent license from Lucent. If Lucent were to terminate the license, it is possible that we would not be able to use portions of the Support Vector Machine technology.

The industries in which we are active are evolving rapidly, and we may be unable to keep pace with changes in technology.

         The pharmaceutical and biotechnology industries are characterized by rapid technological change. This is especially true of the data-intensive areas of such technologies. Our future success will largely depend on maintaining a competitive position in the field of drug, therapeutics and diagnostic products discovery. If we fail to keep pace with changes in technology, our business will be materially harmed. Rapid technological development may result in our products or technologies becoming obsolete. This may occur even before we recover the expenses that we incurred in connection with developing those products and technologies. Products or services offered by us could become obsolete due to the development of less expensive or more effective drug or diagnostics discovery technologies. We may not be able to make the necessary enhancements to our technologies to compete successfully with newly emerging technologies.

We face intense competition and if we are unable to compete successfully we may never achieve profitability.

         The markets for our products and services are very competitive, and we expect our competition to increase in the future. Although we have not identified one company that provides the full suite of services that we do, we compete with entities in the U.S. and elsewhere that provide products and services for the analysis of genomic information and information relating to the study of proteins (proteomic information) or that commercialize novel genes and proteins. These include genomics, pharmaceutical and biotechnology companies, academic and research institutions and government and other publicly-funded agencies. We may not be able to successfully compete with current and future competitors. Many of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. This may allow these competitors to discover or to develop products in advance of us or of our customers.

         Some of our competitors, especially academic and research institutions and government and other publicly funded agencies, may provide for free services or data similar to the services and data that we provide for a fee. Moreover, our competitors may obtain patent and other intellectual property protection that would limit our rights or our customers' and partners' ability to use or commercialize our discoveries, products and services. If we are unable to compete successfully against existing or potential competitors, we may never achieve profitability.

Our management may be unable to address our potential growth.

         We anticipate that once operations commence, a period of significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations, we will be required to improve existing and implement new operational systems, procedures and controls, and to expand, train and manage our employee base. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage the required personnel or that we will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

If our business cannot enter into strategic alliances or licensing agreements, we may be unable to develop and commercialize our technologies into new products and services or continue to commercialize existing products or services.

         We may be unable to maintain or expand existing strategic alliances or establish additional alliances or licensing arrangements necessary to continue to develop and commercialize products, and any of those arrangements may not be on terms favorable to the business. In addition, current or any future arrangements may be unsuccessful. If we are unable to obtain or maintain any third party license required to sell or develop our products or product enhancements, we may choose to obtain substitute technology either through licensing from another third party or by developing the necessary technology ourselves. Any substitute technology may be of lower quality or may involve increased cost, either of which could adversely affect our ability to provide our products competitively and harm our business.

         We also depend on collaborators for the development and manufacture of complex instrument systems and chemicals and other materials that are used in laboratory experiments. We cannot control the amount and timing of resources our collaborators devote to our products. We may not be able to enter into or satisfactorily retain these research, development and manufacturing collaborations and licensing agreements, which could reduce our growth and harm our competitive position.

We may not be able to find business partners to develop and commercialize product candidates deriving from our discovery activities.

         Our strategy for the development and commercialization of diagnostic markers and therapeutic proteins depends on the formation of collaborations or licensing relationships with third parties that have complementary capabilities in relevant fields. Potential third parties include pharmaceutical and biotechnology companies, diagnostic companies, academic institutions and other entities. We cannot assure you that we will be able to form these collaborations or license our discoveries or that these collaborations and licenses will be successful.

Our dependence on licensing and other collaboration agreements with third parties subjects us to a number of risks.

         We may not be able to enter into licensing or other collaboration agreements on terms favorable to us. Collaborators may typically be afforded significant discretion in electing whether to pursue any of the planned activities. In most cases, our collaborators or licensees will have responsibility for formulating and implementing key strategic or operational plans. Decisions by our collaborators or licensees on these key plans, which may include development, clinical, regulatory, marketing (including pricing), inventory management and other issues, may prevent successful commercialization of the product or otherwise affect our profitability.

         In addition, we may not be able to control the amount and timing of resources our collaborators devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or changes in a collaborator's or a licensee's business strategy may negatively affect its willingness or ability to complete its obligations under the arrangement with us. Furthermore, our rights in any intellectual property or products that may result from our collaborations may depend on additional investment of money that we may not be able or willing to make.

         Potential  or  future   collaborators   may  also  pursue   alternative
technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or product developed with any future collaborator. Lengthy negotiations with potential collaborators or disagreements between us and our collaborators may lead to delays or termination in the research, development or commercialization of product candidates or result in time-consuming and expensive litigation or arbitration. If our collaborators pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business, financial condition and results of operations may be significantly harmed.

If we are unable to hire or retain key personnel or sufficient qualified employees, we may be unable to successfully operate our business.

         Our business is highly dependent upon the continued services of our Chief Executive Officer, President, Board of Directors and Scientific Advisory Board. While members of our senior management are parties to employment or consulting agreements and non-competition and non-disclosure agreements, we cannot assure you that these key personnel and others will not leave us or compete with us, which could materially harm our financial results and our ability to compete. The loss, incapacity or unavailability for any reason of any of these individuals could have a material adverse effect upon our business, as well as our relationships with our potential customers. We do not carry key person life insurance on any member of our senior management. Furthermore, competition for highly qualified personnel in our industry and geographic locations is intense. Our business would be seriously harmed if we were unable to retain our key employees, or to attract, integrate or retain other highly qualified personnel in the future.

If our access to tissue samples or to genomic data or other information is restricted, or if this data is faulty, our business may suffer.

         To continue to build our technologies and related products and services, we need access to third parties' scientific and other data and information. We also need access to normal and diseased human and other tissue samples and biological materials. We may not be able to obtain or maintain such access on commercially acceptable terms. Some of our suppliers could become our competitors and discontinue selling supplies to us. Information and data from these suppliers could contain errors or defects that could corrupt our databases or the results of our analysis of the information and data. In addition, government regulation in the United States and other countries could result in restricted access to, or use of, human and other tissue samples. Although currently we do not face significant problems in obtaining access to tissues, if we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business may suffer.

The sales cycle for some of our products and services is lengthy. We expend substantial funds and management effort with no assurance of successfully selling our products or services.

         Our ability to obtain customers for our platforms, tools and services depends in large upon the perception that our technologies can help accelerate their efforts in drug and diagnostics discovery. Our ability to obtain customers for our therapeutic or diagnostic product candidates significantly depends on our ability to validate and prove that each such product candidate is suitable for our claimed therapeutic or diagnostic purposes. Our ability to obtain customers will also depend on our ability to successfully negotiate terms and conditions for such arrangements. The sales cycle for our therapeutic and diagnostic product candidates is typically lengthy and may take more than 12 months.

An inability to protect our proprietary data, technology or products may harm our competitive position.

         If we do not adequately protect the intellectual property underlying our products and services, competitors may be able to develop and market the same or similar products and services. This would erode our competitive advantage. In addition, the laws of some countries do not protect or enable the enforcement of intellectual property to the same extent as the laws of the United States.

         We use contractual obligations to protect a significant portion of our confidential and proprietary information and know-how. This includes a substantial portion of the knowledge base from which we develop a large portion of our proprietary products and services. However, these measures may not provide adequate protection for our trade secrets or other proprietary information and know-how. Customers, employees, scientific advisors, collaborators or consultants may still disclose our proprietary information in violation of their agreements with us, and we may not be able to meaningfully protect our trade secrets against this disclosure.

         In addition, we have applied for patents covering some aspects of some of our technologies and predicted genes and proteins we have discovered using these technologies. To date, we have not been granted any patents. We plan to continue to apply for patents covering parts of our technologies and discoveries as we deem appropriate, but cannot assure you that we will be able to obtain any patents. The patent positions of biotechnology companies are generally uncertain and involve complex legal and factual questions. Legislative changes and/or changes in the examination guidelines of governmental patents offices may negatively affect our ability to obtain patent protection for certain aspects of our intellectual property, especially with respect to genetic discoveries.

Litigation or other proceedings or third party claims of intellectual property infringement could prevent us, or our customers or collaborators, from using our discoveries or require us to spend time and money to modify our operations.

         If we infringe patents or proprietary rights of third parties, or breach licenses that we have entered into with regard to our technologies and products, we could experience serious harm. If litigation is commenced against us for intellectual property rights infringement, we may incur significant costs in litigating, whether or not we prevail in such litigation. These costs would also include diversion of management and technical personnel to defend ourselves against third parties or to enforce our patents (once issued) or other rights against others. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could prevent us from being able to further develop or commercialize. This could also result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. If we are not able to obtain these licenses at a reasonable cost, if at all, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

The scope of patents we receive may not provide us with adequate protection of our intellectual property, which would harm our competitive position.

         Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to the business. The issuance of a patent is not conclusive as to its validity or its enforceability. Federal courts may invalidate these patents or find them unenforceable. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies.

         Our business also relies on a combination of trade secrets, copyrights and trademarks, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. While we generally require employees, collaborators, consultants and other third parties to enter into confidentiality agreements where appropriate, it is not always possible to enforce these arrangements.

         Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property for any of the above reasons could harm our ability to protect our rights and our competitive position.

Risks Related to Our Industry

There are many risks of failure in the development of drugs, therapies, diagnostic products and other life science products. These risks are inherent to the development and commercialization of these types of products.

         Risks of failure are an inseparable from the process of developing and commercializing drugs, therapies, diagnostic products and other life science products. These risks include the possibility that any of these products will:

      o     be found to be toxic or ineffective;

      o     fail to receive necessary regulatory approvals;

      o     be difficult or impossible to manufacture on a large scale;

      o     be uneconomical to market;

      o fail to be developed prior to the successful marketing of similar products by competitors; or

      o be impossible to market because they infringe on the proprietary rights of third parties or compete with superior products marketed by third parties.

We are dependent on our customers' commercialization of our discoveries. Any of these risks could materially harm our business and financial results.

The  trend  towards   consolidation  in  the  pharmaceutical  and  biotechnology industries may adversely affect us.

         The trend towards consolidation in the pharmaceutical and biotechnology industries may negatively affect us in several ways. These consolidations usually involve larger companies acquiring smaller companies, which results in the remaining companies having greater financial resources and technological capabilities, thus strengthening competition in the industry. In addition, continued consolidation may result in fewer customers for our products and services.

We may be subject to product liability claims if products derived from our products or services harm people.

         We may be held liable if any product that is made with the use, or incorporation of, any of our technologies or data causes harm or is found otherwise unsuitable. These risks are inherent in the development of genomics, functional genomics and pharmaceutical products. If we are sued for any harm or injury caused by products derived from our services or products, our liability could exceed our total assets. In addition, such claims could cause us to incur substantial costs and subject us to negative publicity even if we prevail in our defense of such claims.

Our business and the products developed by our collaborators and licensees may be subject to governmental regulation.

         Any new therapy or diagnostic product that may be developed by our collaborators or by our licensees will have to undergo a lengthy and expensive regulatory review process in the United States and other countries before it can be marketed. It may be several years, or longer, before any therapy or diagnostic product that is developed by using our technologies, will be sold or will provide us with any revenues. This may delay or prevent us from becoming profitable. Changes in policies of regulatory bodies in the United States and in other countries could increase the delay for each new therapy and diagnostic product. Even if regulatory approval is obtained, a product on the market and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market.

         Although we intend to become involved in the clinical phases in the future, we still expect to rely mainly on collaborators or licensees of our discovery activities to file regulatory approval applications and generally direct the regulatory review process. We cannot be certain whether our collaborators or licensees will be able to obtain marketing clearance for any product that may be developed on a timely basis, if at all. If our collaborators or licensees fail to obtain required governmental clearances, it will prevent them from marketing therapeutic or diagnostic products until clearance can be obtained, if at all. This will in turn reduce our chances of receiving various forms of payments, including those relating to sales of marketed therapeutic or diagnostic products by our collaborators or licensees.

The law applicable to us may change in a manner that negatively affects our prospects.

         We must comply with various legal requirements, including requirements imposed by federal and state securities and tax laws. Should any of those laws change over the term of our existence, the legal requirements to which we may be subject could differ materially from current requirements, which could increase the cost of doing business or preclude us from undertaking certain parts of our business plan, would result in adverse consequences.

If ethical and other concerns surrounding the use of genetic information become widespread, there may be less demand for our products and services.

Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to various conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our technologies in the field of predictive drug response, which could materially harm our business and financial results.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We do lease 735 square feet of office space in Savannah Georgia, on a month to month basis for a cost of $837.90 per month.. Our administrative office is located at the personal office of our Chief Administrative Officer, Robert S. Braswell IV, 1116 S. Old Temple Road Lorena, Texas 76655, telephone no. (512) 583-4500. Our principal executive office is currently located at 6709 Waters Avenue, Savannah, Georgia 31406, telephone no.
(800) 965-3198.

ITEM 3. LEGAL PROCEEDINGS.

On May 25, 2004, we filed suit in the District Court of McLennan County, Texas, against Bill G. Williams, Shirley K. Williams, W. Steven Walker, Jerry W. Petermann and a company controlled by Mr. Williams. In this action we allege that an aggregate of 7,000,000 shares of our common stock (4,900,000 after a 7-1 stock split) issued to Mr. Williams, Mr. Walker and Mr. Petermann were not issued in compliance with Texas law and we sought to restrain the defendants and persons acting on their behalf or in concert with them from selling any shares of our stock. We also requested that the Court declare we were permitted to cancel the shares issued to the defendants and sought monetary damages, attorney's fees and costs of the action.

In June 2004, Jerry W. Petermann agreed to return to the company 1,000,000 shares of the company stock, which were canceled upon return to the company as full and final settlement of the claims brought in the afore mentioned lawsuit. In addition, in June 2004, Robert S. Braswell IV agreed to return to the company 2,100,000 shares of the company stock, all of which were canceled upon return to the company.

In July 2004, W. Steven Walker Esq., former general council, an officer and director of the company, agreed to settle with the company and return 366,000 shares of our common stock, which was all of the shares then owned by him, and he will no longer be a party to the suit. Accordingly, only the shares originally issued to Mr. Williams are subject to the suit, and the company believes he controls approximately 2.1 million shares of our common stock.

After several rulings at the District Court, on August 25, 2004 the Court of Appeals for the Tenth District of the State of Texas granted our appeal and entered an order, remanding the case to the original trial judge with instructions to issue a temporary injunction to preserve the status quo. The injunction will remain until a judgment in the case becomes final or the court otherwise instructs. The injunction requires the remaining defendants, their agents, employees, affiliates, any person or entity they control, and any person acting in concert with them to (i) stop and refrain from selling or otherwise disposing of any share of our common stock; and (ii) deposit into the registry of the District Court all shares of our common stock they now own or hold. Costs of the appeal were assessed against the Respondents. The defendants have asserted several counter claims against the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of shareholders of Health Discovery Corporation, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board under the symbol HDVY.OB. The range of bids for our common stock, as reported on Bloomberg.com during each quarter of the last two fiscal years was as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                        High Bid               Low Bid
                                        --------               -------

First quarter 2003                      $ .07                   $ .025

Second quarter 2003                     $ .045                  $ .02

Third quarter 2003                      $ .15                   $ .02

Fourth Quarter 2003                     $ .60                   $ .06

First Quarter 2004                      $ .48                   $ .15

Second Quarter 2004                     $ .30                   $ .11

Third Quarter 2004                      $ .22                   $ .145

Fourth quarter 2004                     $ .40                   $ .17

At December 31, 2004, there were approximately 307 holders of record of our common stock.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth or our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, and opportunities for growth and expansion.

Drs. Vapnick and Stamey were each issued our common stock, no par value, equal to $10,000 per month in 2004, beginning in August. Beginning in August 2005, each will be issued an amount of stock equal to $15,000 per month, payable in accordance with our customary payment policies. For the August-September period of 2004, Drs. Vapnick and Stamey were each issued 108,186 shares. For the October-December period of 2004, Drs. Vapnick and Stamey were each issued 127,286 shares which were accrued for in 2004 and issued in 2005. For the January-March period of 2005, Drs. Vapnick and Stamey were each issued 130,515 shares.

On September 15, 2003 we completed the sale of 2,750,000 shares of restricted common stock to qualified individual investors at a price of $0.02 per share for a total of $55,000. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The company filed a registration statement on September 15, 2003 and agreed that should the company, before September 15, 2005, propose for itself or any other person, the registration under the Act of any securities of the company on Form S-1, S-2 or S-3, the company shall include in any such Registration Statement and in any related underwriting agreements, if the qualified investors so requests, such securities of the investors.

On July 31, 2004 we completed the private sale of 15,235,000 shares of restricted common stock to individual accredited investors at an offering price of $ 0.10 per share for a total of $1,523,500. Under the terms of the sale, the company issued 15,235,000 restricted common shares. In addition, each purchaser of common shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.35 per share, excercisable until February 2007. This could result in the issuance of up to 15,235,000 additional restricted common shares upon exercise. We entered into purchase agreements with each of the investors, the form of which is attached as Exhibit 10.6. Neither the shares sold pursuant to the private placement nor the shares issuable upon the exercise of the warrants will be registered under either federal or state securities laws and must be held for at least one year from the time they are issued. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares and the warrants, the form of which is attached as Exhibit 10.7, were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended).

On March 9, 2005, we completed the private sale of 18,609,375 shares of restricted common stock to certain institutional investors and individual accredited investors at an offering price of $0.16 per share for a total of $2,977,500. For every share of common stock purchased, each investor received warrants to purchase one share of the company's common stock at $0.24 per share, exercisable until December 31, 2008. This could result in the issuance of up to 18,609,375 additional restricted common shares upon exercise. We entered into purchase agreements with each of the investors, the form of which is attached as
Exhibit 10.8. Under each agreement, the company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective July 6, 2005. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares and the warrants, the form of which is attached as Exhibit 10.9, were offered and sold in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended).

We paid a cash fee of approximately $309,350, agreed to issue warrants to acquire 1,024,992 shares of common stock and agreed to issue 53,561 shares of common stock to placement agents for assisting us in these two private sales. As of December 31, 2004, these warrants had not yet been issued

In the fourth quarter of 2003, the company issued 450,000 shares to consultants to the company, including members of the company's scientific advisory board. In the first quarter of 2004, the company issued 100,000 shares to a member of the company's scientific advisory board. In the third quarter of 2004, the company issued 106,000 shares to consultants to the company, including members of the company's scientific advisory board. All of these issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended

ITEM 6. Management's Discussion and Analysis or Plan of Operation

Cash Requirements

As of April 15, 2005, the company currently had approximately $1,100,000 in cash. Recurring monthly operating expenses, including salaries, are expected to be $127,053. The final two payments of $62,500 on the note resulting from the acquisition of Fractal Genomics Corporation are due in July 2005 and October 2005. Scheduled payments of $175,394 (including interest) on a note resulting from the acquisition of the SVM Portfolio will be due on April 30, 2005, August 31, 2005, January 31, 2005, and April 30, 2006. The company anticipates acquiring the remaining interests of the SVM portfolio in the second quarter of 2005, which will require a payment of $249,000. In addition, we estimate that marketing and conference expenses of approximately $30,000 will be incurred in April, May, and June of 2005.

Product R&D

During the remainder of 2005, we plan to focus on one or more of the following initiatives. Management's time and fiscal resources will be allocated among the projects based on management's judgment as to when discoveries in these areas can be achieved and the possibility of securing revenue from those discoveries. Management cannot guarantee that any discovery will result from any of the following projects or that the company could obtain revenue from any such discovery. Further, new initiatives may arise that management believes would be more beneficial to the company. Initially, the five initiatives are:

Circulating Tumor Cell Analysis - The company is attempting to use SVMs to analyze digitized images of blood cells to identify circulating tumor cells. The company believes this project can be completed with current salaried personnel and equipment. We expect no significant additional costs to be incurred on this project during 2005.

Prostate Cancer Diagnostics - The company has identified biomarkers that have the potential to be useful in the diagnosis of prostate cancer with a much higher degree of accuracy than existing tests, including the PSA test. In addition, these biomarkers appear to allow us to differentiate high grade prostate cancer from the less serious low grade prostate cancer. This project is in the final validation phase. We plans to spend approximately $50,000 to complete this final validation, which it expects to complete by the third quarter of 2005.

BPH Drug Target - While performing our analysis of prostate cancer specimens to discover a new biomarker for diagnosing prostate cancer, we discovered a number of genes that appear to be over expressed in patients with Benign Prostatic Hyperplasia (BPH). Upon validation of this discovery, we plan to license the discovery to a pharmaceutical company. This set of biomarkers could be used as a drug target by the pharmaceutical company to develop a new drug to treat BPH. All research and development related to this project will be done in conjunction with the prostate cancer diagnostic project. No additional expenses are expected.

Breast Cancer (lymphangiogenesis) - In March 2004 we entered into an agreement with Stanford University to use our FGM computational techniques to identify new patterns of biomarkers in lymphatic insufficiency and its response to therapeutic lymphangiogenesis. This project will be completed with in-house, salaried personnel. We expect no significant additional costs to be incurred before completion of this project.

Differential Diagnosis for Leukemia - The company will be validating our discovery of a set of leukemia genes that have been shown to separate ALL-T-cell leukemia from ALL-B-cell leukemia with 100% accuracy. We expect to incur approximately $50,000 in costs to complete this validation.

Employees

At December 31, 2004, the company had 5 full time employees. We expect no significant staffing changes in the next 12 months.

Revenue Plan

The company currently has no revenue. The company anticipates to derive revenue from the following sources:

SVM / FGM patent licensing. The company believes that a significant number of companies are utilizing our technology without having first obtained a license from us. We plan to actively pursue these license agreements in the 2005.

Diagnostic Biomarkers. The company is currently having validation testing performed on several of its discoveries. If the testing confirms the initial discoveries, the company plans to license the newly discovered biomarkers to a national reference laboratory.

Therapeutic Markers. The company has identified seven potential therapeutic targets, which if validated by third parties could lead to licensing or collaborative arrangements with larger pharmaceutical companies for further development.

Additional Funding Requirement

We believe we have sufficient cash to continue operations through August, 2005 based on our current cash flows. Therefore, our continued operations will depend on the production of revenue and/or the receipt of additional funding.

We have not realized any earned income since inception. While we have entered into agreements to perform analyses of clinical data using our computational technologies, we will earn income from those efforts only after the identification, patenting, and licensing of new biomarkers.

Based on the current resources available to us, we will need additional equity or debt financing or we will need to generate revenues through licensing our products or providing services to others or entering into strategic alliances to be able to sustain our operations until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements appear beginning on page F1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 2, 2004, we retained Porter Keadle Moore LLP as our certifying accountants to replace Darilek & Butler CPA ("Darilek & Butler"). The determination to change certifying accountants was made by our Board of Directors. This determination was made because the former certifying accountants are located in San Antonio, Texas, and our principal activities are now located in Savannah, Georgia.

The former certifying accountant's reports on our financial statements for the past two years, except for expressing substantial doubt as to the company's ability to continue as a going concern, contained no adverse opinion or disclaimer of opinion. No modifications were made for uncertainty, audit scope or accounting principles.

On December 15, 2004, we were notified by NASDAQ that our previous certifying audit firm, Darilek & Butler, had not registered with the Public Company Accounting Oversight Board (PCAOB) as required under Section 102 of the Sarbanes/Oxley Act at the time our 2003 10-KSB was filed. This failure to be registered resulted in our 10-KSB being classified as "filing is deficient" according to the NASDAQ filing rules. We were advised by Darilek & Butler that they attempted to apply for registration with the PCAOB. Due to Darilek & Butler's delay in achieving PCAOP approval, we engaged Clyde Bailey PC to provide the audit for the fiscal year ended December 31, 2003 to be included in the amended Form 10-KSB, which we filed on January 7, 2005. We engaged Clyde Bailey PC solely to complete the audit of such fiscal year.

We have had no disagreements with our former certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange act"). Based upon this evaluation, our Chief Executive Officer and our Chief Administrative Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company to disclose material information otherwise required to be set forth in the company's periodic reports. The company's management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, no changes in the company's internal control over financial reporting occurred, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .

Our executive officers and directors are:

Name                               Age       Position

Stephen D. Barnhill, M.D.          45        Chief Executive Officer and Chairman of the Board

David Cooper, M.D., Ph.D.          54        President and Chief Medical Officer, Director
                                             Chief Administrative Officer, Director, Secretary and Treasurer,

Robert S. Braswell, IV             49        Director

Hong Zhang, Ph.D.                  44        Senior Vice President, Computational Medicine

Stephen D. Barnhill, M.D., has been our Chief Executive Officer, Chairman of the Board and Medical Director since November,2003. He is a physician trained in laboratory medicine and clinical pathology. He has developed and used artificial intelligence, pattern-recognition and computational techniques in Medicine, Genomics, Proteomics, Diagnostics and Drug Discovery.

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

David Cooper, M.D., Ph.D., is our President and Chief Medical Officer and a member of the Board of Directors as of October 30, 2003. For the past four years Dr. Cooper has devoted his time to significant national and international work aimed at bringing the new technologies of genomics and molecular biology closer to patient care. In this time he consulted and held positions with a number of biotechnology and genomics companies including Qiagen (Hilden, Germany) Sequenom, Inc. (San Diego, CA and Hamburg, Germany), Samsung Advanced Institute of Technology (Suwon, Korea), DynaMetrix (Stockholm, Sweden), Pluvita Corporation (Bethesda, MD), diaDexus (Santa Clarita, CA), SomaLogic (Boulder,
CO), LumiCyte (Freemont, California), GeneLogic (Gaithersburg, MD), NimbleGen Systems Iceland, LLC. (Reykjavik, Iceland), Gentra Systems (Minneapolis, Minnesota). and The Marshfield Clinic (Marshfield, WI). Currently besides continuing as President of his own consulting group, David L. Cooper and Associates. In addition he serves on the Scientific Advisory Boards of Gentra Systems (Minneapolis, Minnesota) and Redpath Integrated Pathology, Inc. (Pittsburgh, Pennsylvania).

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

Hong Zhang, Ph.D. is our Senior Vice President, Computational Medicine. As visiting faculty at Johns Hopkins University, Dr Zhang lectured at the Center for Biomarker Discovery on Bioinformatics: Peak Detection Methods for Mass Spectral Data. Currently a Yamacraw Associate Professor at Armstrong Atlantic University, Dr. Zhang was the Vice President and CIO for a neural network and computer assisted medical diagnostic systems company that employs neural network and mathematical/statistical preprocessing techniques. In this position, Dr. Zhang was involved in digital image processing and pattern recognition for medical image processing as well as software design and programming for support vector machine applications. Dr Zhang was a professor in the Department of Mathematical Sciences at Purdue University from 1989 to 1996. He has held numerous academic positions, including Adjunct Associate Professor, Associate Professor with Tenure, and Assistant Professor. He was a visiting Associate Professor in 1995 in the Department of Biometry at the Medical University of South Carolina.

Throughout his academic career, Dr. Zhang has consulted on many software and analytical development projects for Union Switch and Signal, Inc., General Electric Company, and the Department of Pharmacology at the University of Pittsburgh. Dr. Zhang has published numerous articles on the use of neural networks in the detection of cancers. He has been published in more than twenty medical and technical journals. Dr. Zhang received a Ph.D., Mathematics at the University of Pittsburgh, 1989, M.A., Mathematics, University of Pittsburgh, 1986, M.S.E.E., Electrical Engineering, University of Pittsburgh, 1984, B.S., Computer Science, Fudan University, 1982. Dr. Zhang's numerous awards and honors include: National Cancer Institute SBIR Grant, 1999, 2000; Purdue Research Foundation Summer Faculty Grant, 1993; IPFW Summer Research Grant, 1992; Andrew Mellon Fellowship, 1986-1987; Andrew Mellon Fellowship, 1985-1986; First Place, Fudan University Mathematics Competition, 1979.

The directors named above will serve until the next annual meeting of our shareholders. Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee and no individual on our Board of Directors possesses all of the attributes of an "audit committee expert." In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, such as our accountant (not our auditor), to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors. However, we are not, at this time, able to compensate such a person and therefore, we may find it difficult to attract such a candidate.

The Board of Directors does not have a policy with regard to the consideration of candidates to the Board recommended by stockholders. The Board has made no determination as to whether or not such a policy should be adopted. The Board of Directors will consider candidates recommended by stockholders. To be considered for nomination by the Board of Directors at the next annual meeting of shareholders, Chairman of the Board must receive shareholder recommendations at least 120 calendar days before the anniversary date of the company's proxy statement for the previous year's annual meeting. To recommend a candidate, a shareholder should send the candidate's name, age, credentials (including principal occupation and employment), contact information and the candidate's consent to be considered to the Chairman of the Board in care of the company at its principal executive office address. The shareholder should also provide the shareholder's contact information, describe the shareholder's relationship with the candidate, and include a statement as to the number of Common Shares owned by the shareholder and the length of time such Common Shares have been owned.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last three calendar years:

---------------------- -------------------- -------------------- --------------------
                                                                 Securities
Name and Principal                                               Underlying Options
Position               Year                 Salary ($)           (#)
---------------------- -------------------- -------------------- --------------------
Stephen D. Barnhill,
M.D.                   2004                 $337,500
Chief Executive        2003                 $50,000
Officer                2002                 ---
---------------------- -------------------- -------------------- --------------------
David Cooper           2004                 $110,000
President and Chief    2003                 ---                  $3,000,000
Medical Officer        2002                 ---
---------------------- -------------------- -------------------- --------------------
Robert S. Braswell,
IV                     2004                 $81,666
Chief Administrative   2003                 $11,666
Officer                2002                 ---
---------------------- -------------------- -------------------- --------------------
Hong Zhang, Ph.D.
Senior Vice
President,             2004                 $40,000
Computational          2003                 ---
Medicine               2002                 ---
---------------------- -------------------- -------------------- --------------------

Director Compensation

Because all of our current directors are employed by the company, they are not separately compensated for their service as directors because their current compensation levels cover all of their expected duties, including those related to the Board of Directors.

Employment Agreements

We entered into a five year employment agreement with Dr. Stephen Barnhill on September 15, 2003 regarding Dr. Barnhill's employment as President and Medical Director. The agreement will automatically renew for successive one-year terms unless either party gives notice to the other party of its intent not to renew within a thirty day period prior to the end of the then current term. Under the terms of the agreement, Dr. Barnhill receives an initial base salary of $25,000 per month, which is subject to adjustment at least annually. Dr. Barnhill is eligible to be reimbursed monthly for reasonable and necessary business expenses, to participate in an Incentive Stock Option Plan (as defined in the agreement) and for other benefits maintained by us. Dr. Barnhill will be entitled to 10 paid vacation days during the calendar year. Dr. Barnhill's employment may be terminated without prior written notice for cause, in which case we will make a lump sum payment equal to the sum of (i) accrued unpaid wages, (ii) unreimbursed expenses properly incurred prior to the date of termination and (iii) the value of all accrued unpaid vacation pay, less any amounts he owes to us. If Dr. Barnhill terminates the Barnhill Agreement, then he will receive the same benefits as if he was terminated for cause. If Dr. Barnhill terminates the Barnhill Agreement, other than for cause, then we will give two (2) weeks notice of termination, or in our sole discretion, two (2) weeks wages in lieu of notice. The agreement also generally provides that Dr. Barnhill will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment.

We entered into an employment agreement with Dr. David Cooper on November 1, 2003 regarding Dr. Cooper's employment as President and Chief Medical Officer. The employment commenced at signing and will continue until terminated in accordance with his agreement. Either we or Dr. Cooper can terminate Dr. Cooper's employment at any time by notice to the other. Dr. Cooper agrees that he will not terminate his employment upon less than sixty (60) days' prior notice. As compensation for his employment, Dr. Cooper was issued non-qualified stock options to acquire 3,000,000 shares of our common stock. In addition, Dr. Cooper will be entitled to be reimbursed for all actual, reasonable and direct expenses incurred by him in the performance of his duties. Dr. Cooper will have the right to participate in any and all employee benefit programs established or maintained by us, including without limitation, such medical and dental plans, retirement, pension and profit sharing plans as we may established from time to time. Upon termination of his employment for whatever reason, Dr. Cooper will observe all post-employment covenants set forth in his agreement. Dr. Cooper's agreement also generally provides that he will not compete with us in our business nor solicit our customers or employees for a period of one year following termination of employment.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Administrative Officer. This Code of Ethics is posted on our website at www.HealthDiscoveryCorp.com.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED  STOCKHOLDER   MATTERS.

The following table sets forth information concerning the beneficial ownership of our common stock as of March 31, 2005 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our common stock, and (iv) all of our executive officers and directors as a group. Other than Dr. Barnhill no person is known to us to own shares of our common stock with 5% or more of the voting power of our company. At March 31, 2005, there were 98,268,381 shares outstanding.

----------------------------------------- -------------------------------------- -------------------------------------
           Name and Position                        Number of Shares                     Percent of Class (1)
                                                   Beneficially Owned
----------------------------------------- -------------------------------------- -------------------------------------
Dr. Stephen D. Barnhill
Chairman of the Board,
Chief Executive Officer and Chief
Medical Officer, Director
2 Springfield Place
Savannah, GA 37411                        29,825,564 (2)                         30.01%
----------------------------------------- -------------------------------------- -------------------------------------
David Cooper, M.D., Ph.D.
President
Chief Medical Officer Director
5842 Tree Line Drive
Madison, Wisconsin 53711                  1,200,000 (3)                          1.21%
----------------------------------------- -------------------------------------- -------------------------------------
Robert S. Braswell IV
Chief Administrative Officer
Director, Secretary and Treasurer
One Chaparral Place
Lorena, TX 76655                          1,593,263 (4)                          1.6%
----------------------------------------- -------------------------------------- -------------------------------------
Hong Zhang
22 Black hawk Trail
Savannah Georgia 31411                           ---                                -
----------------------------------------- -------------------------------------- -------------------------------------
All executive officers and directors as
a group (four persons)                    32,618,827                             32.82%
----------------------------------------- -------------------------------------- -------------------------------------

----------
* Less than 1% of outstanding shares.

(1) The percentage of our common stock beneficially owned was calculated based on 98,268,381 shares of common stock issued and outstanding as of March 31, 2005. The percentage assumes the exercise by the shareholder or group named in each row of all options or warrants for the purchase of our common stock held by such shareholder or group and exercisable within 60 days as of March 31, 2005.

(2) These shares are held by Barnhill Group LLC, which is wholly owned by Dr. Barnhill.

(3) Includes 1,000,000 options and 100,000 warrants to purchase shares of common stock of which all are fully vested.

(4) Includes 490,486 shares owned by Mr. Braswell individually and 11,667 shares owned by Mr. Braswell and his wife as joint tenants, 226,676 shares owned by Mr. Braswell's wife, 140,000 shares owned by a corporation controlled by Mr. Braswell, and 413,324 shares owned by his minor children and 311,110 shares held in trust in which Mr. Braswell has a one-third future contingent interest, but is not a trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 15, 2003, we entered into an agreement with Dr. Stephen Barnhill and The Barnhill Group, LLC to purchase the assets of The Barnhill Group, LLC. As a part of the agreement, The Barnhill Group, LLC received 29,825,564 shares of our common stock. The asset acquisition agreement was completed on September 25, 2003. The restricted shares of our common stock were issued to The Barnhill Group LLC on August 26, 2003. As a result of this transaction, we acquired a 49% interest in Fractal Genomics. Dr. Barnhill currently serves as our Chief Executive Officer and the Chairman of our Board of Directors.

On August 29, 2003, we signed a binding letter of agreement to acquire all the assets of Fractal Genomics, a company founded by Mr. Sandy Shaw, in exchange for 3,825,000 shares of our common stock and 51% of $500,000 less relevant expenses. As a result of the acquisition, Dr. Barnhill receives 49% of the $500,000 less relevant expenses. Our acquisition of the assets was completed on December 30, 2003. Mr. Shaw previously served as our Vice President, Fractal Technology.
We currently  sub-lease  our  principle  executive  office  space from  Savannah
Conservatory of Dance, a company owned by the wife of Dr. Stephen D. Barnhill. Our rent on this 735 sq ft office is $837.90 per month and is rented on a month to month basis.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(A) EXHIBITS. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission):

3.1      Articles of Incorporation. Registrant incorporates by reference Exhibit
         3.1 to Registration Statement on Form SB-2, File No. 333-62216, filed June 4, 2001.

3.1(a)   Articles  of   Amendment  to  Articles  of   Incorporation   Registrant
         incorporates  by  reference   Exhibit  2.2  to  Form10-QSB,   File  No.
         333-62216, filed November 14, 2001.

3.1(b) Articles of Amendment to Articles of Incorporation changing Registrant name from Direct Wireless Communications, Inc., to Health Discovery Corporation. Registrant incorporates by reference Exhibit 3.1 (b) to form 10-KSB File No. 333-62216 filed March 3, 2004.

3.2      By-Laws.   Registrant   incorporates   by  reference   Exhibit  3.2  to
         Registration Statement on Form SB-2, File No. 333-62216, filed June 4, 2001.

4.1 Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, File No. 333-62216, filed June 4, 2001.

4.1(b) Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to form 10-KSB File No. 333-62216 filed March 30, 2004.

4.2 Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-62216, filed June 4, 2001.

4.2(A)   Corrected Article 3.02 of By-Laws. Registrant incorporates by reference
         Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, File No. 333-62216, filed August 15, 2001.

4.3(a)* Non Qualified stock option agreements dated October 30, 2003 between registrant and David Cooper. Registrant incorporates by reference
         Exhibit  4.3(a) to form  10-KSB,  File No.  333-62216,  filed March 30,
         2004.

10.1 Asset purchase agreement between registrant dated September 15, 2003 and Barnhill Group LLC. Registrant incorporates by reference Exhibit
         10.2 to form 10-KSB, File No. 333-62216, filed March 30, 2004.

10.2 Asset purchase agreement between registrant dated December 30, 2003 and Fractal Genomics LLC. Registrant incorporates by reference Exhibit 10.3 to form 10-KSB, File No. 333-62216, filed 3/30/2004.

10.3*    Employment Agreement with Stephen Barnhill.

10.4*    Employment Agreement with David Cooper.

10.5 Form of Asset Purchase agreement between the registrant and the sellers of the SVM Portfolio and related assets.

10.6     Form of Securities Purchase Agreement.

10.7     Form of Warrant.

10.8     Form of Securities Purchase Agreement.

10.9     Form of Warrant.

16 Letter by Darilek & Butler, CPA, regarding change in certifying accountant.

16.1     Letter  by  Clyde  Bailey,   P.C.,   regarding   change  in  certifying
         accountant.

23       Consent of Clyde Bailey, Certified Public Accountant.

31.1     Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2     Rule  13a-14(a)/15(d)-14(a)   Certifications  of  Chief  Administrative
         Officer.

32.1     Section 1350 Certification of Chief Executive Officer.

32.2     Section 1350 Certification of Chief Administrative Officer

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB

(B) REPORTS ON FORM 8-K.

On December  15,  2004,  we filed a current  report on Form 8-K pursuant to Item
8.01 Other Events.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth fees for professional audit and quarterly review services rendered by Porter Keadle and Moore LLP, for the year ended December 31, 2004, and services rendered by Darilek Butler and Company, for the year ended 2003, as well as fees billed for other services rendered by Darilek Butler and Company, during those periods.

                                         2004         2003
                                       -------       -------

              Audit Fees               $ 7,300       $19,428

              Audit-Related Fees            --            --

              Tax Fees                      --            --
                                       -------       -------

                   Sub-Total           $ 7,300       $19,428
                                       -------       -------

              All Other Fees                --       $   125
                                       -------       -------

                       Total Fees      $ 7,300       $19,553
                                       =======       =======

---------------
         The services provided by the independent auditors were pre-approved by the Board of Directors of the company to the extent required under applicable law. The Board of Directors of the company requires pre-approval of all audit and allowable non-audit services.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Health Discovery Corporation
                                       (Registrant)

                                       By: /s/Stephen D. Barnhill M.D.,
                                          Chief Executive Officer
                                       -----------------------------------------
                                       (Signatures and Title)

                                       Stephen D. Barnhill M.D., Chief Executive
                                       Officer
Dated: April 19, 2005
Savannah, Georgia

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                                  Date
/S/Stephen D. Barnhill M.D.               Principal Executive Officer,           April 19, 2005
---------------------------               Chairman
Stephen D. Barnhill M.D.

/S/Robert S. Braswell IV                  Principal Financial and Accounting     April 19, 2005
------------------------                  Officer, Director
Robert S. Braswell IV

/S/David Cooper                           President and Medical Director,        April 19, 2005
---------------                           Director
David Cooper M.D., P.H.D.

                                    EXHIBITS
                                INDEX TO EXHIBITS

10.3*    Employment Agreement with Stephen Barnhill.

10.4*    Employment Agreement with David Cooper.

10.5 Form of Asset Purchase agreement between the registrant and the sellers of the SVM Portfolio and related assets.

10.6     Form of Securities Purchase Agreement.

10.7     Form of Warrant.

10.8     Form of Securities Purchase Agreement.

10.9     Form of Warrant.

16 Letter by Darilek & Butler, CPA, regarding change in certifying accountant.

16.1     Letter  by  Clyde  Bailey,   P.C.,   regarding   change  in  certifying
         accountant.

23       Consent of Clyde Bailey, Certified Public Accountant.

31.1     Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2     Rule  13a-14(a)/15(d)-14(a)   Certifications  of  Chief  Administrative
         Officer.

32.1     Section 1350 Certification of Chief Executive Officer.

32.2     Section 1350 Certification of Chief Administrative Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Health Discovery Corporation

We have audited the accompanying balance sheet of Health Discovery Corporation (a development stage corporation) (the "Company"), (formerly Direct Wireless Communications, Inc.) as of December 31, 2004 and the related statements of operations, changes in stockholders' equity, and the cash flows for the year ended December 31, 2004, and for the period from inception (April 6, 2001) to December 31, 2004, except that we did not audit the Company's financial statements for the period from inception (April 6, 2001) to December 31, 2003 which were audited by other auditors, whose report dated February 27, 2004 (except for the matters discussed in notes A, F, H, I, J and K as to which the date is January 5, 2005) on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note K to the financial statements, the Company is in the organization stage and has not fully commenced operations. The Company has suffered recurring losses from operations and negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note K. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amount of liabilities that might result from the outcome of this uncertainty.

                                                  Porter Keadle Moore, LLP

Atlanta, Georgia
April 14, 2005

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



                                                  Clyde Bailey P.C.

San Antonio, Texas
February 27, 2004
Except for Notes A, F, H, I, J, and K
January 5, 2005

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 2004


                                     Assets
Current Assets
           Cash                                                         $   163,477
                                                                        -----------
                Total Current Assets                                        163,477
                                                                        -----------

      Equipment, Less Accumulated Depreciation of $1,719                      6,371

      Other Assets
           Patents, Less Accumulated Amortization of $142,621             3,364,156
                                                                        -----------

                Total Assets                                            $ 3,534,004
                                                                        ===========


                            Liabilities and Stockholders' Equity

      Current Liabilities
           Accounts Payable - Trade                                     $   234,685
           Accrued Liabilities                                              183,797
           Current Portion of Long-Term Debt                                697,491
                                                                        -----------
                Total Current Liabilities                                 1,115,973
                                                                        -----------

      Convertible Notes Payable                                           1,127,818
      Long-Term Debt, Less Current Portion                                  173,576
                                                                        -----------
                Total Liabilities                                         2,417,367
                                                                        -----------
      Commitments and Contingencies

      Stockholders' Equity
          Common Stock, No Par Value, 200,000,000 Shares Authorized
               Issued and Outstanding 78,767,464 Shares                   3,734,442
               Paid for but not Issued 5,434,375 Shares                     695,761
          Deficit Accumulated During Development Stage                   (3,313,566)
                                                                        -----------
                Total Stockholders' Equity                                1,116,637
                                                                        -----------
                Total Liabilities and Stockholders' Equity              $ 3,534,004
                                                                        ===========


See accompanying notes to financial statements and independent auditors' reports.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                            Statements of Operations

                 For the Years Ended December 31, 2004 and 2003
   and the Period from April 6, 2001 (Date of Inception) to December 31, 2004


                                                                                          April 6, 2001
                                                         Year Ended      Year Ended      (Inception) to
                                                         December 31,    December 31,     December 31,
                                                            2004            2003              2004
                                                            ----            ----              ----
Revenues

           Capital Gain (Loss) on Sale of Assets        $         --     $         --     $        (20)
           Dividend Income                                        --               --               64
           Miscellaneous Income                                   15               50              405
                                                        ------------     ------------     ------------
      Total Revenues                                              15               50              449
                                                        ------------     ------------     ------------

      Expenses
           Administrative Fees                                 6,890           15,300           57,609
           Amortization                                      142,607               14          142,621
           License Fees                                        1,697           16,260          242,497
           Outside Services                                       --           76,625           80,841
           Professional and Consulting Fees                  830,835           57,270        1,472,432
           Compensation                                      862,560           26,667          889,227
           Other General and Administrative Expenses         360,514           37,509          428,788
                                                        ------------     ------------     ------------
            Total Expenses                                 2,205,103          229,645        3,314,015
                                                        ------------     ------------     ------------
      Net Loss                                          $ (2,205,088)    $   (229,595)    $  3,313,566
                                                        ============     ============     ============


      Average Outstanding Shares                          73,950,073       33,776,646       34,246,701

      Loss Per Share                                    $       (.03)    $      (0.01)    $       (.10)


See accompanying notes to financial statements and independent auditors' reports.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                  Statement of Changes in Stockholders' Equity

   For the Period from April 6, 2001 (Date of Inception) to December 31, 2004


                                                            Common Stock
                                         ------------------------------------------------------
                                          Issued and Outstanding        Paid for but Not Issued         Deficit           Total
                                         -----------------------        ----------------------     Accumulated During  Stockholders'
                                          Shares           Amount       Shares           Amount    Development Stage     Equity
                                         -------           ------       ------           ------    ------------------    ------
      Contributed Services                      --     $    15,019             --     $        --     $        --          15,019

      Stock Issued for Cash              2,001,650         168,645             --              --              --         168,645

      Stock Issued as a Dividend to
        Shareholders of
        Direct Wireless Corporation     10,138,975              --             --              --              --              --

      Stock Issued to Officers of
        Direct Wireless Corporation      7,100,000              --             --              --              --              --

      Stock Issued for Services          2,213,995         315,496             --              --              --         315,496

      Stock Held In Escrow                  77,500              --             --              --              --              --

      Cash Received for Sale of
          Escrowed Shares                   22,500           9,335             --              --              --           9,335

      Net Loss                                  --              --             --              --        (523,115)       (523,115)
                                       -----------     -----------    -----------     -----------     -----------     -----------
      Balance - December 31, 2001       21,554,620         508,495             --              --        (523,115)        (14,620)

      Contributed Services                      --          20,400             --              --              --          20,400

      Stock Issued for Cash                467,500          87,810             --              --              --          87,810

      Stock Issued for Services          3,598,444         248,100             --              --              --         248,100

      Stock Held in Escrow               3,179,500              --             --              --              --              --

      Cash Received for Sale of
         Escrowed Shares                 1,020,500          24,280             --              --              --          24,280
      Net Loss                                  --              --             --              --        (355,768)       (355,768)
                                       -----------     -----------    -----------     -----------     -----------     -----------
      Balance - December 31, 2002       29,820,564         889,085             --              --        (878,883)         10,202

      Contributed Services                      --          15,300             --              --              --          15,300

      Stock Issued for Cash              3,000,000         208,038             --              --              --         208,038

      Stock Issued for Services            530,000          26,150             --              --              --          26,150

      Stock Issued for Patents
                                        33,650,564         864,261             --              --              --         864,261
      Stock Held in Escrow              (3,257,000)             --             --              --              --              --

      Cash Received for Sale of
          Escrowed Shares                2,832,000          35,908             --              --              --          35,908

      Net Loss                                  --              --             --              --        (229,595)       (229,595)
                                       -----------     -----------    -----------     -----------     -----------     -----------
      Balance - December 31, 2003       66,576,128       2,038,742             --              --      (1,108,478)        930,264

      Stock Issued for Cash             15,235,000       1,499,900             --              --              --       1,499,900

      Stock Issued for Services            422,372          78,800             --              --              --          78,800

      Cancellation of Common Stock      (3,466,036)             --             --              --              --              --

      Paid in Capital for
         Compensatory Warrants                  --         117,000             --              --              --         117,000

      Stock Paid for but Not Issued             --              --      5,434,375         695,761              --         695,761

      Net Loss                                  --              --             --              --      (2,205,088)     (2,205,088)
                                       -----------     -----------    -----------     -----------     -----------     -----------
      Balance - December 31, 2004       78,767,464     $ 3,734,442      5,434,375     $   695,761     $(3,313,566)      1,116,637
                                       ===========     ===========    ===========     ===========     ===========     ===========


See accompanying notes to financial statements and independent auditors' reports.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                             Statement of Cash Flows

                 For the Years Ended December 31, 2004 and 2003
   and the Period from April 6, 2001 (Date of Inception) to December 31, 2004


                                                                                                                      From Inception
                                                                                        Year Ended       Year Ended  (April 6, 2001)
                                                                                       December 31,     December 31, to December 31,
                                                                                           2004             2003           2004
                                                                                           -----            ----           ----
Cash Flows From Operating Activities
      Net Loss                                                                         $(2,205,088)    $  (229,595)    $(3,313,566)
      Adjustments to Reconcile Net Loss to Net Cash
        Used by Operating Activities:
          Noncash Compensation                                                             117,000              --         117,000
          Administrative expenses settled by Common Stock                                       --          15,300          50,719
          Services Exchanged for Common Stock                                               78,800          26,150         668,546
          Depreciation and Amortization                                                    144,326              14         144,340
          Increase in Accounts Payable - Trade                                             229,098          15,710         234,685
          Increase in Accrued Liabilities                                                  132,313           5,495         132,808
                                                                                       -----------     -----------     -----------
            Net Cash Used by Operating Activities                                       (1,503,551)       (166,926)     (1,965,468)
                                                                                       -----------     -----------     -----------

      Cash Flows From Investing Activities
      Purchase of Equipment                                                                 (8,090)             --          (8,090)
      Amounts Paid to Acquire Patents                                                     (166,529)           (510)       (167,039)
                                                                                       -----------     -----------     -----------
            Net Cash Used by Investing Activities                                         (174,619)           (510)       (175,129)
                                                                                       -----------     -----------     -----------

      Cash Flows From Financing Activities
      Repayments of Notes Payable                                                         (476,592)             --        (476,592)
      Proceeds from Sales of Common Stock, Net                                           2,241,650         243,946       2,780,666
                                                                                       -----------     -----------     -----------
            Net Cash Provided by Financing Activities                                    1,765,058         243,946       2,304,074
                                                                                       -----------     -----------     -----------

      Net Increase in Cash                                                                  86,888          76,510         163,477

      Cash, at Beginning of Period                                                          76,589              79              --
                                                                                       -----------     -----------     -----------

      Cash, at End of Period                                                           $   163,477     $    76,589     $   163,477
                                                                                       ===========     ===========     ===========

      Investing and Financing

      Non-Cash Transactions:
          Patents Purchased Using Debt                                                 $ 1,975,477     $        --     $ 2,475,477
          Stock Issued for Professional and Consulting Services                        $    78,800     $    26,150     $   668,546
          Stock Issued for Administration Expenses                                     $        --     $    15,300     $    50,719
          Stock Issued for Patents                                                     $        --     $   864,261     $   864,261
          Non-cash Compensation Warrants                                               $   117,000     $        --     $   117,000
          Non-cash Stock Issuance Costs                                                $    45,989     $        --     $    45,989

See accompanying notes to financial statements and independent auditors' reports.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                          Notes to Financial Statements

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the "Company") has been in the development stage since the date of incorporation on April 6, 2001. The Company was primarily engaged in the activity of developing technology for a wireless telephone system until 2003, when it decided to abandon its efforts in the telecommunications industry and acquired new technologies in the biotechnology industry. During 2003, the Company acquired the assets of the Barnhill Group, LLC and Fractal Genomics, LLC in pursuit of its biotechnology focus as discussed in Note D. During 2004, the Company continued pursuit of its biotechnology focus by acquiring certain rights to patents and patent pending applications for certain machine learning tools used for diagnostic and drug discovery.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.
Significant estimates that are particularly suspectible to change in the near-term include the valuation of non-cash consideration for services and the recoverability of the patents.

PATENTS

Patents are amortized over their remaining legal lives, that range from 15 to 20 years, from the date they are acquired or approved. Legal costs directly associated with the patent acquisitions and the application process for new patents are capitalized when incurred and are being amortized over the remaining legal life of the related patent. If the applied for patents are abandoned or are not issued, the Company will expense the capitalized legal costs as an impairment charge.

The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2004, the Company does not believe there has been any impairment of its intangible assets.

INCOME TAXES

The Company accounts for income using the liability method. Deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

In the event the future tax consequences of differences between the financial reporting bases and tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of the deferred tax asset whenit is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizabilty of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                    Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK-BASED COMPENSATION

The Company accounts for its stock based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees." Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net loss and loss per share for the year ended December 31, 2004:



      Net loss as reported                                    $(2,205,088)
      Deduct: Stock-based Expense
          Determined Under Fair Value Based
          Method for:
             Employee Stock Options                               (32,000)
                                                              -----------

      Proforma Net Loss                                       $(2,237,088)
                                                              ===========

      Stock-based Expense Included in Net Loss                $   195,800
                                                              ===========


      Loss Per Share:
          Basic - As Reported                                 $      (.03)
          Basic - Proforma                                    $      (.03)

There were no options granted in 2004.

Stock based expense included in net loss includes $117,000 in compensatory warrants and $78,800 in stock issued to consultants for services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable, accrued expenses and long-term debt. Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value.

NET LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would result in an anti-dilutive result, and therefore it is not presented. Potentially dilutive shares 3,000,000 stock options, 6,134,375 warrants and 6,634,221 shares associated with the Convertible Notes described in Note G.

Subsequent to December 31, 2004, the Company sold an additional 13,175,000 shares of restricted common shares as described in Note J. Each of those shares had an associated warrant that would have been a potentially dilutive share.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                    Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ISSUANCE OF EQUITY INSTRUMENTS FOR NON-CASH CONSIDERATION

All issuances of the Company's equity instruments for non-cash consideration, which primarily pertain to services rendered by consultants and others, have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low. At December 31, 2004, all individual cash balances at financial institutions were less than $100,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets", an amendment of APB Opinion 29, " Accounting for Non-Monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted, and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

The FASB has issued SFAS No. 123(R), "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. The Company will be required to apply SFAS No. 123(R) beginning January 1, 2006. The Company does not believe that the impact of SFAS No. 123(R) will be materially different from the amounts presented in the pro forma disclosures.

Note B - RELATED PARTY TRANSACTIONS

Direct Wireless Corporation provided office space and administrative services to the Company until September 30, 2003. The estimated value for the services provided totaled $50,719 since inception and is recorded as administrative services in the accompanying financial statements.

As a result of the agreements between Barnhill, LLC and Fractal Genomics, LLC, the Company's President receives 49% of each note payment, or $30,625 plus interest per payment, made to Fractal Genomics, LLC from Health Discovery Corporation that is more fully described in Note D.

The Company currently leases its principle executive office space from a company owned by the wife of the Company's President and its term is month-to-month. Rent expense associated with this lease is $838 per month. Rent expense under this lease arrangement amounted to approximately $10,000 in 2004. There was no rent expense related to this lease in 2003 and prior years.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                    Notes to Financial Statements, continued

Note C - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded $3,364,156 in patents and patent related costs, net of accumulated amortization, at December 31, 2004.

Amortization charged to operations for the years ended December 31, 2004 and 2003 and from the period from April 6, 2001 (date of inception) to December 31, 2004, was $142,607, $14 and $142,621, respectively. The weighted average amortization period for patents is 15 years.

Estimated amortization expense for the next five years is $228,500 per year.

Note D - ACQUISITIONS

On August 26, 2003, the Company acquired the assets of Barnhill Group, LLC, which consisted of patents and related rights, through the issuance of 29,825,564 common stock shares of the Company (then known as Direct Wireless Communications, Inc.). The purchase of Barnhill Group, LLC's assets was recorded at $596,511, which was the market value of the shares issued at the date of acquisition.

On September 30, 2003, the Company acquired the patents, patent rights, all pending intellectual property of Fractal Genomics, LLC through the issuance of 3,825,000 common stock shares of the Company (then known as Direct Wireless Communications, Inc.). In addition to the common stock shares issued for the acquisition of Fractal Genomics, LLC's assets, the Company agreed to execute a note for $500,000 payable in $62,500 quarterly installments to the seller beginning on January 1, 2004 through October 1, 2005. The purchase of Fractal Genomics, LLC's assets was recorded at $767,750, which was the market value of the shares issued at the date of acquisition plus the amount of the note.

On July 30, 2004, the Company acquired certain rights to patents and patents pending applications for certain machine learning tools used for diagnostic and drug discovery. The rights to these assets were purchased from unrelated third parties for a combination of non-interest bearing notes payable and interest bearing notes payable that are convertible to common stock. Under the non-interest bearing note payable, an initial cash payment of $175,394 was paid to the sellers on December 30, 2004 and four additional payments of $175,394 will be made four months from the date of the initial payment and every fourth month thereafter until $876,970 has been paid. The Company has imputed interest on the non-interest bearing note payments using a rate of 3.16 %, which resulted in a liability that amounts to $847,659. For the interest bearing notes payable that are convertible to common stock, the sellers received notes payable amounting to $1,127,818 that bear interest at 3.16 % and are convertible into 6,634,221 shares of common stock (at $.17 per share) until maturity on July 28, 2009. The agreements place certain limitations on the selling of the common stock shares during certain periods after conversion. The purchase of these patents and patents pending applications was recorded at $1,975,477, which was the estimated present value of the notes issued at the date of acquisition.

The assets that resulted from these acquisitions are included in patents.

Note E - LICENSE FEES EXPENSE-LICENSE AGREEMENT

Effective April 30, 2001, the Company entered into a license agreement with Direct Wireless Corporation. The Company had agreed to pay $10,000,000 under the terms of the license agreement as the Company gains money from the sale or sales of sub-licenses for the United States. The Company had also agreed to pay a percentage of all fees collected from licensed products to Direct Wireless under the terms of the agreement.

As a result of the acquisition of Barnhill Group, LLC and the change in the strategic direction of the Company, the license agreement was canceled in 2003.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                    Notes to Financial Statements, continued

Note F - INCOME TAXES

The Company's effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses and other deferred tax attributes to zero, as management cannot determine when, or if, the tax benefits derived from these operating losses and other deferred tax attributes will materialize.

At December 31, 2004, the Company had net operating loss carryforwards totaling approximately $2,400,000, which will expire in various years beginning in 2021.

Note G - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:


Note  payable to the  individuals,  bearing  interest at 6% payable in quarterly
installments of $62,500 with a final payment due on October 1, 2005                   $ 187,500


Notes  payable to  individuals,  with imputed  interest  computed at 3.16 % with
installments due every fourth month with a final payment due                            683,567
                                                                                      ---------

February 30, 2006
                                                                                        871,067

Less current maturities                                                                (697,491)
                                                                                      ---------

                                                                                      $ 173,576
                                                                                      =========


Convertible notes in an aggregate amount of $1,127,818 mature on July 28, 2009, and may be converted at the election of the noteholders until that time into shares of the Company's Common Stock at $.17 per share. In addition, the noteholders are further limited to not sell more than 10% of such holder's shares in any calendar quarter after the minimum holding period has expired. The convertible notes bear interest at a rate of 3.16%.

Note H - STOCK OPTIONS

At December 31, 2004, the Company has options to purchase 3,000,000 shares of common stock outstanding as follows:

                     Number
    Grant Date       of Shares     Exercise Price    Vesting
    ----------       ---------     --------------    -------
    October 2003       600,000          $.01         October 2003
    October 2003       400,000          $.10         November 2004
    October 2003     2,000,000          $.10         400,000 shares each in
                                                     November 2005 and 2006
                                                     with the remaining based on
                                                     performance

These options were awarded to an employee of the Company and expire in October 2013.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                    Notes to Financial Statements, continued

Note H - STOCK OPTIONS, continued

The following schedule summarizes stock option activity for the period from April 6, 2001 (date of inception) to December 31, 2004:

                                            Number of Stock    Weighted-Average
                                                Options          Exercise Price
                                                -------          --------------
      Granted - 2003                          5,500,000            $   .05
      Forfeited - 2004                       (2,500,000)           $   .01
                                             ----------


      Outstanding at December 31, 2004        3,000,000            $   .08
                                             ==========

A former employee forfeited 2,500,000 during 2004. There were 1,000,000 options with a weighted average exercise price of $.05 exercisable at December 31, 2004. The weighted average remaining life of the options is 8 years.

Note I - WARRANTS

Information about warrants outstanding at December 31, 2004 is summarized below:

                                                        Approximate Weighted-
                                  Number                  Average Remaining
       Exercise Prices          Outstanding            Contractual Life (years)
       ---------------          -----------            ------------------------
             $.01                  100,000                      1
             $.08                  600,000                      2
             $.24                5,434,375                      4
             $.35               15,235,000                      2
             $.24                  218,746                      4


The $.01 and $.08 warrants were issued to consultants and others for services rendered on behalf of the Company and are currently exercisable. Amounts related to these warrants have been included in Paid in Capital for Compensatory Warrants in the Statement of Changes in Stockholders' Equity.

The $.35 Warrants were issued in conjunction with Round 1 Private Placement described in Note J. The $.24 Warrants relate to the Round 2 Private Placement. While the funds have been received for the Round 2 Private Placement, the shares and the related warrants have not been issued. In addition to the Warrants listed above, the Company has committed to grant to certain parties 218,746 Warrants as part of a agreement for promoting the Company's common stock.

The Company has ascribed no value to the Warrants associated with the Private Placements that are described in Note J.

Note J- STOCKHOLDERS' EQUITY

Private Placement - Round 1

From February through July 2004, the Company offered sale of restricted stock shares to qualified investors through a private placement offering. The price of the restricted stock was $.10 per share. A total of 15,235,000 restricted common shares were issued to qualified individual investors for $1,499,900, net of issuance cost of $23,600. The issuance cost consisted of $22,400 in cash and $3,429 in common shares valued at $1,200 paid to consultants for assistance in selling the Company's common stock. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.35 per share until February 2007. No portion of the proceeds were assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. Neither the shares sold pursuant to the private placement nor the shares issuable upon the exercise of the warrants will be registered under either federal or state securities laws and must be held for at least one year from the time they are issued.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A Development Stage Company)

                    Notes to Financial Statements, continued

Note J- STOCKHOLDERS' EQUITY, continued

Private Placement - Round 2

From November 2004 through March 2005, the Company offered sale of restricted stock shares to qualified investors through a private placement offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds were assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of December 31, 2004, a total of 5,434,375 restricted common shares were sold to qualified individual investors for $695,761, net of issuance costs of $173,739. The issuance cost consisted of $128,950 in cash, 218,746 warrants, each entitling the holder to buy one share of the Company common stock for $0.24, valued at $32,812 and 34,277 of Company shares valued at $11,977 which was paid or accrued to consultants for assistance in selling the Company's common stock As of December 31, 2004, the common shares and related warrants had not been issued to the purchasers and are recorded as common shares purchased and not issued on the Company's balance sheet.

Subsequent to December 31, 2004, the Company sold an additional 13,175,000 shares of restricted common shares for $.16 or $1,989,350, net of issuance costs of $284,486. The issuance cost consisted of $158,000 in cash, 806,246 warrants, each entitling the holder to buy one share of the Company common stock for $0.24, valued at $120,937 and 15,855 of Company shares valued at $5,549 which was paid or accrued to consultants for assistance in selling the Company's common stock. In addition, each purchaser of common shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 31, 2008. No portion of the proceeds were assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase.

Under each Private Placement, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective within 120 days of May 9, 2005

Shares Issued in Exchange for Services

During 2004, the Company issued 222,372 common stock shares to consultants for services. The shares were granted at the fair market value of the services provided. Total consultant expense of $41,800 was recorded for the issuance. In addition, under a consulting agreement, the Company was obligated to issue an additional $60,000 of shares (amounting to 254,572 shares) to consultants at December 31, 2004. The expense is accrued for at December 31, 2004 in accrued expenses on the Company's balance sheet and a corresponding charge to consultant expense in the statement of operations. Warrants with a fair value of $117,000 were issued to consultants and others for services performed on behalf of the Company, and are included in the Statement of Changes in Stockholders' Equity.

The Company issued 200,000 shares of the Company's common stock in 2004 to two individuals who have agreed to serve on the Company's Scientific Advisory Committee. The market value of the shares at the time of issuance was $37,000 and was recorded as compensation expense in the statement of operations.

As noted in the description of the Round 1 and Round 2 Private Placements, shares of Company stock and Warrants to purchase shares were paid or committed to be paid to certain consultants in exchange for their assistance in selling Company shares. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the Warrants were calculated using the Black-Scholes option-pricing model.

Stock Cancellation

During 2004, officers and former officers of the Company surrendered 3,466,036 shares of the Company's common stock because the issuance of the shares was not properly authorized. The shares were immediately cancelled and the Company gave no consideration for these shares.

Note K - GOING CONCERN

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. No operating revenue has been derived since inception, and the Company has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attaining a profitable level of operations.

The Company has recently entered into joint ventures with several leading medical schools and research facilities. Additionally, validation testing is currently being performed on several of the Company's discoveries. Assuming that the testing confirms the initial discoveries, the Company plans to market the biomarkers. Based on these developments, management believes revenue generation will commence in the near-term. As noted in Note J, the Company raised additional capital subsequent to December 31, 2004 and may from time-to-time, raise additional capital.