Form 10QSB
period 2005-03-31
HEALTH DISCOVERY CORP
filed 2005-05-16
CIK 1141788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2005

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

                                 (512) 583-4500
                (Issuer's telephone number, including area code)


              (Former name, former address and former fiscal year,
                        if changed since the last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 98,268,381 shares of common stock, no par value, were issued and outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I      Financial Information

Item 1.     Financial Statements                                          Page

            Balance Sheet                                                    1

            Statements of Operations                                         2

            Statements of Cash Flows                                         3

            Notes to Financial                                               4
            Statements

Item 2.     Management's Discussion and Analysis or Plan of Operation        6

Item 3.     Controls and Procedures                                          8

Part II     Other Information                                                9

Item 1.     Legal Proceedings                                                9

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      9

Item 6.     Exhibits and Reports in Form 8-K                                11

            Signatures                                                      13

            Certifications                                                  14

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                 MARCH 31, 2005

                                     Assets
                                     ------

Current Assets
     Cash                                                        $    1,130,812
     Employee Advances                                                    3,500
     Prepaid Expenses                                                     2,706
                                                                 --------------
          Total Current Assets                                        1,137,018
                                                                 --------------

Equipment, Less Accumulated Depreciation of $2,678                       11,294

Other Assets
     Patents, Less Accumulated Amortization of $199,440               3,310,560
                                                                 --------------

          Total Assets                                           $    4,458,872
                                                                 ==============



                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
     Accounts Payable - Trade                                    $      124,924
     Accrued Liabilities                                                334,922
     Current Portion of Long-Term Debt                                  634,910
                                                                 --------------
          Total Current Liabilities                                   1,094,756
                                                                 --------------

Convertible Notes Payable                                             1,127,818
Long-Term Debt, Less Current Portion                                    173,657
                                                                 --------------
          Total Liabilities                                           2,396,231
                                                                 --------------
Commitments and Contingencies

Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized
         Issued and Outstanding 97,346,529 Shares                     6,271,877
         Paid for but not Issued 250,000 Shares                          32,250
    Deficit Accumulated During Development Stage                     (4,241,486)
                                                                 --------------

          Total Stockholders' Equity                                  2,062,641
                                                                 --------------

          Total Liabilities and Stockholders' Equity             $    4,458,872
                                                                 ==============


                                         HEALTH DISCOVERY CORPORATION
                           (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)

                                           STATEMENTS OF OPERATIONS

                              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                    AND THE PERIOD FROM APRIL 6, 2001 (DATE OF INCEPTION) TO MARCH 31, 2005


                                                        Three Months       Three Months        April 6, 2001
                                                            Ended              Ended          (Inception) to
                                                          March 31,          March 31,           March 31,
                                                             2005               2004               2005
                                                             ----               ----               ----
Revenues
     Capital Gain (Loss) on Sale of Assets              $            -     $            -     $          (20)
     Dividend Income                                                 -                  -                 64
     Miscellaneous Income                                                                                405
                                                        ---------------    ---------------    ---------------
                                                                     -                  -
Total Revenues                                                                                           449
                                                        ---------------    ---------------    ---------------
                                                                     -                  -

Expenses
     Administrative Fees                                           950                  -             58,559
   Amortization                                                 56,819                  9            199,440
     License Fees                                                   30                 30            242,527
     Outside Services                                                -                  -             80,841
     Professional and Consulting Fees                          448,042             35,662          1,920,474
     Compensation                                              199,543            177,536          1,088,770
    Other General and Administrative Expenses                  222,536             56,055            651,324
                                                        ---------------    ---------------    ---------------
          Total Expenses                                       927,920            269,292          4,241,935
                                                        ---------------    ---------------    ---------------
Net Loss                                                $     (927,920)    $     (269,292)    $   (4,241,486)
                                                        ===============    ===============    ===============



Average Outstanding Shares                                  85,237,154         66,576,128         37,434,125

Loss Per Share                                          $         (.01)    $         (.01)    $         (.11)



                                                 HEALTH DISCOVERY CORPORATION
                                   (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                    STATEMENT OF CASH FLOWS

                                      FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            AND THE PERIOD FROM APRIL 6, 2001 (DATE OF INCEPTION) TO MARCH 31, 2005


                                                                       Three Months        Three Months      From Inception
                                                                           Ended              Ended          (April 6, 2001)
                                                                         March 31,          March 31,          to March 31,
                                                                           2005                2004                2005
                                                                           ----                ----                ----
Cash Flows From Operating Activities
Net Loss                                                           $       (927,920)   $       (269,292)   $     (4,241,486)
Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:
    Noncash Compensation                                                           -                   -             117,000
    Administrative Expenses Settled by Common Stock                                -                   -              50,719
    Services Exchanged for Common Stock                                       75,000                   -             743,546
    Depreciation and Amortization                                             57,778                   9             202,118
    Increase in Employee Advances                                            (3,500)                   -             (3,500)
    Increase in Prepaid Expenses                                             (2,706)                   -             (2,706)
    Decrease (Increase) in Accounts Payable - Trade                        (109,761)              25,068             124,924
    Increase in Accrued Liabilities                                           24,049              27,968             161,857
                                                                   ------------------  ------------------  ------------------
         Net Cash Used by Operating Activities                             (887,060)           (216,247)         (2,847,528)
                                                                   ------------------  ------------------  ------------------

Cash Flows From Investing Activities
Purchase of Equipment                                                        (5,882)                   -            (13,972)
Amounts Paid to Acquire Patents                                              (3,223)                   -           (170,262)
                                                                   ------------------  ------------------  ------------------
          Net Cash Used by Investing Activities                              (9,105)                   -           (184,234)
                                                                   ------------------  ------------------  ------------------

Cash Flows From Financing Activities
Repayments of Notes Payable                                                 (62,500)            (62,500)           (539,092)
Proceeds from Sales of Common Stock, Net                                   1,926,000             287,600           4,701,666
                                                                   ------------------  ------------------  ------------------
           Net Cash Provided by Financing Activities                       1,863,500             225,100           4,162,574
                                                                   ------------------  ------------------  ------------------

 Net Increase in Cash                                                        967,335              8,853            1,130,812

Cash, at Beginning of Period                                                 163,477             76,589                    -
                                                                   ------------------  ------------------  ------------------

Cash, at End of Period                                             $       1,130,812   $         85,442    $       1,130,812
                                                                   ==================  ==================  ==================

Non-Cash Investing and Financing Transactions:
   Patents Purchased Using Debt                                    $               -   $              -    $       2,475,477
   Stock Issued for Professional and Consulting Services           $          75,000   $              -    $         743,546
   Stock Issued for Administration Expenses                        $               -   $              -    $          50,719
   Stock Issued for Patents                                        $               -   $              -    $         864,261
    Non-cash Compensation Warrants                                 $               -   $              -    $         117,000
   Non-cash Stock Issuance Costs                                   $          127,076  $              -    $         173,065

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the "Company") has been in the development stage since the date of incorporation on April 6, 2001. The Company was primarily engaged in the activity of developing technology for a wireless telephone system until 2003, when it decided to abandon its efforts in the telecommunications industry and acquired new technologies in the biotechnology industry. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP). In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates.

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results of a full year's operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE B - NET LOSS PER SHARE

Net loss per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted earnings (loss) per share; however, the effects of potential shares would be antidilutive during all periods presented.

NOTE C - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded $3,310,560 in patents and patent related costs, net of accumulated amortization, at March 31, 2005.

Amortization charged to operations for the three months ended March 31, 2005 and 2004 and from the period from April 6, 2001 (date of inception) to March 31, 2005, was $56,819, $9 and $199,440, respectively. The weighted average amortization period for patents is 15 years. Estimated amortization expense for the next five years is $228,500 per year.

NOTE D - ACQUISITIONS

On May 9, 2005 the company acquired, or contractually agreed to acquire, the remaining interest in the SVM portfolio of patents from a group of unrelated third parties. The cost of the remaining interest consisted of a cash payment of $267,634 the issuance of promissory notes totaling $51,547 and convertible notes totaling $82,865, and the issuance of 379,624 shares of the Company's common stock. The convertible notes were converted by the holders immediately upon issuance in exchange for 487,441 shares of our common stock.

NOTE E - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE
Notes payable consist of the following:

Note payable to the individuals, bearing interest at 6% payable in quarterly
   installments of $62,500 with a final payment due on October 1, 2005                      $ 125,000

Notes payable to individuals, with imputed interest computed at 3.16 % with                   683,567
                                                                                              -------

   installments due every fourth month with a final payment due

   February 28, 2006

                                                                                              808,567


Less current maturities                                                                      (634,910)
                                                                                              -------

                                                                                            $ 173,657
                                                                                            =========

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

On May 12, 2005 a convertible note holder elected to convert their debt to shares of the Company's stock. The conversion will reduce the debt by $326,751 in exchange for 1,922,064 shares of common stock.


NOTE F - STOCKHOLDERS' EQUITY

During the first quarter of 2005, the Company continued its Round 2 sales of restricted stock shares to qualified investors through a private placement offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds were assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of March 31, 2005, a total of 13,018,750 restricted common shares were sold to qualified individual investors for $1,798,924, net of issuance costs of $284,076. The issuance cost consisted of $157,000 in cash, 806,250 warrants, each entitling the holder to buy one share of the Company's common stock for $0.24 valued at $120,958 and 17,480 of Company shares valued at $6,118 which was paid or accrued to consultants for assistance in selling the Company's common stock As of March 31, 2005, 250,000 common shares and related warrants had not been issued to the purchasers and are recorded as common shares purchased and not issued on the Company's balance sheet.

SHARES ISSUED IN EXCHANGE FOR SERVICES

During 2005, the Company issued 375,940 common stock shares to consultants for services. The shares were granted at the fair market value of the services provided. Total consultant expense of $75,000 was recorded for the issuance. In addition, under a consulting agreement, the Company was obligated to issue an additional $60,000 of shares (amounting to 261,030 shares) to consultants at March 31, 2005. The expense is accrued for at March 31, 2005 in accrued expenses on the Company's balance sheet and a corresponding charge to consultant expense in the statement of operations.

As noted above the Company has issued or committed to issue shares of the Company's common stock and warrants to purchase the Company's common stock to certain consultants in exchange for their assistance in selling Company shares. The value of Company stock was derived based on a contractual arrangement based on a percentage of the funds raised to be settled with the issuance of the Company's shares at $.35 per share. The values of the Warrants were calculated using the Black-Scholes option-pricing model.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CASH REQUIREMENTS

As of May 9, 2005, the Company had approximately $485,000 in cash. On May 9, 2005, the Company acquired, or contractually agreed to acquire, the remaining 7% of the SVM Patent Portfolio for an aggregate cash payment of approximately $268,000, the issuance of promissory notes totaling $51,547 and convertible notes totaling $82,865, and the issuance of 379,624 shares of the Company's common stock. The convertible notes were converted by the holders immediately upon issuance in exchange for 487,441 shares of our common stock. In addition, a third holder of previously issued convertible notes exercised his conversion rights, resulting in 1,922,064 shares being issued as a result of the conversion of the $326,751 debt at $0.17 per share. Recurring monthly operating expenses for the remainder of 2005, including salaries, are expected to be approximately $127,000. A significant portion of our cash will be used to satisfy the Company's outstanding debt obligations related to the acquisition of the Fractal and SVM assets. The final two payments of $62,500 on the note resulting from the acquisition of the assets of Fractal Genomics Corporation are due in July 2005 and October 2005. Scheduled payments of $259,000 (including interest) on notes resulting from the acquisition of the SVM Portfolio will be due on August 31, 2005, January 31, 2005, and April 30, 2006. In addition, the Company estimates that marketing and conference expenses of approximately $30,000 will be incurred in May and June of 2005.

We have not realized any earned income since inception. However, we have entered into agreements with MD Anderson Cancer Center, Stanford University Medical Center and The University of Miami to perform analyses of clinical data using our computational technologies, which we expect will earn income after the identification, patent protecting and licensing of newly discovered biomarkers. We have secured both joint ownership rights and/or first options for worldwide exclusive rights to our discoveries in these contracts. After the close of the second quarter of 2004, we acquired the rights to a portfolio of patents that had initially been issued to Dr. Barnhill, our Chief Executive Officer, and to several members of our Scientific Advisory Board. Those patents, together with pending applications included in the portfolio, relate primarily to Support Vector Machines (SVM's), which have applications in a wide variety of disciplines in which it is necessary to analyze complex data sets. We expect to be able to generate a stream of income by licensing the use of Support Vector

Machines covered by the patents. We have been able to fund our operations though a private offering of our common stock under rules providing exemptions for such offerings and will continue to do so.

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

PROSTATE CANCER DIAGNOSTICS - The company has identified biomarkers that have the potential to be useful in the diagnosis of prostate cancer with a much higher degree of accuracy than existing tests, including the PSA test. In addition, these biomarkers appear to allow us to differentiate high grade prostate cancer from the less serious low grade prostate cancer. This project is in the final validation phase. We plan to spend approximately $50,000 to complete this final validation, which we expect to complete by the third quarter of 2005.

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

With the completion of the acquisition of the SVM portfolio of patents the company now will begin to license the use of this technology .

The Company does not anticipate purchase or sale of plant or significant equipment. The Company also does not anticipate significant changes in the number of employees.

We do not have any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENT

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer and our Chief Administrative Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company to disclose material information otherwise required to be set forth in the company's periodic reports.

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company previously had been notified by it's outside independent auditing firm of material weaknesses in its internal controls over financial reporting. During 2005, the Company made corrective actions in its internal controls over financial reporting and management believes that the controls are currently effective.


PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        After several rulings at the District Court, on August 25, 2004 the Court of Appeals for the Tenth District of the State of Texas granted our appeal and entered an order, remanding the case to the original trial judge with instructions to issue a temporary injunction to preserve the status quo. The injunction will remain until a judgment in the case becomes final or the court otherwise instructs. The injunction requires the remaining defendants, their agents, employees, affiliates, any person or entity they control, and any person acting in concert with them to (i) stop and refrain from selling or otherwise disposing of any share of our common stock; and (ii) deposit into the registry of the District Court all shares of our common stock they now own or hold. Costs of the appeal were assessed against the Respondents. The defendants have asserted several counter claims against the company

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From November 2004 through March 2005, the Company offered for sale restricted stock shares to qualified investors through a private placement offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds were assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of December 31, 2004, a total of 5,434,375 restricted common shares were sold to qualified individual investors for $695,761, net of issuance costs of $173,739. The issuance cost consisted of $128,950 in cash, 218,746 warrants, each entitling the holder to buy one share of the Company's common stock for $0.24 valued at $32,812 and 34,277 of Company shares valued at $11,977 which was paid or accrued to consultants for assistance in selling the Company's common stock As of December 31, 2004, the common shares and related warrants had not been issued to the purchasers and are recorded as common shares purchased and not issued on the Company's balance sheet.

Subsequent to December 31, 2004, the Company sold an additional 13,175,000 shares of restricted common shares for $.16 or $1,989,350, net of issuance costs of $284,486. The issuance cost consisted of $158,000 in cash, 806,246 warrants, each entitling the holder to buy one of the Company's common stock for $0.24 valued at $120,937 and 15,855 of Company shares valued at $5,549 which was paid or accrued to consultants for assistance in selling the Company's common stock. In addition, each purchaser of common shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 31, 2008. No portion of the proceeds were assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase.

Under the private placement, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective within 120 days of May 9, 2005. On May 9, 2005, the Company filed a preliminary registration statement with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A EXHIBITS

(A) EXHIBITS. The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission):

3.1            Articles of Incorporation. Registrant incorporates by reference
               Exhibit 3.1 to Registration Statement on Form SB-2, File No. 333-62216, filed June 4, 2001.

3.1(a) Articles of Amendment to Articles of Incorporation Registrant incorporates by reference Exhibit 2.2 to Form 10-QSB, File No. 333-62216, filed November 14, 2001.

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

10.2 Asset purchase agreement between registrant dated December 30, 2003 and Fractal Genomics LLC. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, File No. 333-62216, filed March 30, 2004.

10.3* Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

10.4* Employment Agreement with David Cooper. Registrant incorporates by reference Exhibit 10.4 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

10.5 Form of Asset Purchase agreement between the registrant and the sellers of the SVM Portfolio and related assets. Registrant incorporates by reference Exhibit 10.5 to Form 10-KSB, File No. 333-62216, filed March 30, 2004.

10.6 Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.6 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

10.7           Form of Warrant. Registrant incorporates by reference Exhibit
               10.7 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

10.8 Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.8 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

10.9           Form of Warrant. Registrant incorporates by reference Exhibit
               10.9 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

16 Letter by Darilek & Butler, CPA, regarding change in certifying accountant. Registrant incorporates by reference Exhibit 16 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

16.1 Letter by Clyde Bailey, P.C., regarding change in certifying accountant. Registrant incorporates by reference Exhibit 16.1 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

23 Consent of Clyde Bailey, Certified Public Accountant. Registrant incorporates by reference Exhibit 23 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.

31             Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive
               Officer.

31.1           Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Financial
               Officer.

32             Section 1350 Certification of Chief Executive Officer.

32.1           Section 1350 Certification of Chief Financial Officer.

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB

(B) REPORTS ON FORM 8-K.

                                   SIGNATURES

        In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Health Discovery Corporation
                                        Registrant

        Date: May 16, 2005              /s/ Stephen D. Barnhill M.D.
                                        ----------------------------------------
                                        Printed Name: Stephen D. Barnhill M.D.
                                        Title: Chief Executive Officer

         Date: May 16, 2005             /s/ Robert S. Braswell IV
                                        ----------------------------------------
                                        Printed Name: Robert S. Braswell IV
                                        Title: Chief Financial Officer /
                                        Secretary