Form 10QSB
period 2005-06-30
HEALTH DISCOVERY CORP
filed 2005-08-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

[   ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transaction period from ______ to _______

Commission file number 333-62216

HEALTH DISCOVERY CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas	74-3002154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1116 S. Old Temple Road Lorena, Texas 76655	76655
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 113,357,637 shares of common stock, no par value, were issued and outstanding as of August 1, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Tableof Contents

Tableof Contents

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Balance Sheet

(Unaudited)

June 30, 2005

Assets
Current Assets
Cash	$514,625
Employee Advances	11,216
Prepaid Expenses	18,462

Total Current Assets	544,303

Equipment, Less Accumulated Depreciation of $3,842	10,129

Other Assets
Patents, Less Accumulated Amortization of $262,217	3,723,569

Total Assets	$4,278,001

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$284,852
Accrued Liabilities	292,887
Current Portion of Long-Term Debt	615,659

Total Current Liabilities	1,193,398

Convertible Notes Payable	865,603

Total Liabilities	2,059,001

Commitments and Contingencies

Stockholders’ Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized
Issued and Outstanding 100,883,964 Shares	6,918,865
Paid for but not Issued 2,875,000 Shares	370,625
Deficit Accumulated During Development Stage	(5,070,490)

Total Stockholders' Equity	2,219,000

Total Liabilities and Stockholders' Equity	$4,278,001

Tableof Contents

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Statements of Operations

(Unaudited)

For the Three and Six Months Ended June 30, 2005 and 2004
and the Period from April 6, 2001 (Date of Inception) to June 30, 2005

	Three Months	Three Months	Six Months	Six Months	April 6, 2001
	Ended	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005

Revenues
Capital Gain (Loss) on Sale of Assets	$-	-	-	-	(20)
Dividend Income	-	-	-	-	64
Miscellaneous Income	-	14	-	14	405

Total Revenues	-	14	-	14	449

Expenses
Administrative Fees	6,506	2,896	7,456	2,896	65,065
Amortization	62,778	8	119,597	17	262,218
License Fees	-	-	30	30	242,527
Outside Services	3,000	10,560	3,000	10,560	83,841
Professional and Consulting Fees	384,057	127,230	832,099	161,042	2,304,531
Compensation	169,612	192,833	369,155	359,166	1,258,382
Other General and Administrative Expenses	203,051	99,314	425,587	168,423	854,375

Total Expenses	829,004	432,841	1,756,924	702,134	5,070,939

Net Loss	$(829,004)	(432,827)	(1,756,924)	(702,120)	(5,070,490)

Average Outstanding Shares	99,826,460	72,392,795	92,531,807	69,484,401	41,104,262

Loss Per Share	$(.01)	(.01)	(.02)	(.01)	(.12)

Tableof Contents

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30, 2005 and 2004
and the Period from April 6, 2001 (Date of Inception) to June 30, 2005

	Six Months	Six Monhs	From Inception
	Ended	Ended	(April 6, 2001)
	June 30,	June 30,	to June 30,
	2005	2004	2005
Cash Flows From Operating Activities
Net Loss	$(1,756,924)	(702,120)	(5,070,490)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Noncash Compensation	-	-	117,000
Administrative Expenses Settled by Common Stock	-	-	50,719
Services Exchanged for Common Stock	178,876	-	847,422
Depreciation and Amortization	121,720	450	266,060
Increase in Employee Advances	(11,216)	-	(11,216)
Increase in Prepaid Expenses	(18,462)	-	(18,462)
Decrease (Increase) in Accounts Payable - Trade	43,042	30,786	284,852
Increase in Accrued Liabilities	28,510	17,728	154,193

Net Cash Used by Operating Activities	(1,414,454)	(653,156)	(3,379,922)

Cash Flows From Investing Activities
Purchase of Equipment	(5,881)	(5,196)	(13,971)
Amounts Paid to Acquire Patents	(293,738)	-	(460,777)

Net Cash Used by Investing Activities	(299,619)	(5,196)	(474,748)

Cash Flows From Financing Activities
Repayments of Notes Payable	(293,279)	(125,000)	(769,871)
Proceeds from Sales of Common Stock, Net	2,358,500	1,085,000	5,139,166

Net Cash Provided by Financing Activities	2,065,221	960,000	4,369,295

Net Increase in Cash	351,148	301,648	514,625

Cash, at Beginning of Period	163,477	76,589	-

Cash, at End of Period	$514,625	378,237	514,625

Non-Cash Investing and Financing Transactions:
Patents Purchased Using Debt	$185,272	-	2,660,749
Stock Issued for Professional and Consulting Services	$238,276	589,746	906,822
Stock Issued for Administration Expenses	$-	50,719	50,719
Stock Issued for Patents	$-	864,261	864,261
Stock Issued for Convertible Notes Payable	$409,616	-	409,616
Non-cash Compensation Warrants	$-	-	117,000
Non-cash Stock Issuance Costs	$166,451	-	212,440

Tableof Contents

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Notes to Financial Statements

NOTE A - BASIS OF PRESENTATION
Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the “Company”) has been in the development stage since the date of incorporation on April 6, 2001. The Company was primarily engaged in the activity of developing technology for a wireless telephone system until 2003, when it decided to abandon its efforts in the telecommunications industry and acquired new technologies in the biotechnology industry.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE B - NET LOSS PER SHARE
Net loss per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted earnings (loss) per share; however, the effects of potential shares would be antidilutive during all periods presented.

NOTE C - PATENTS
The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded $3,723,569 in patents and patent related costs, net of accumulated amortization, at June 30, 2005.

Amortization charged to operations for the three and six months ended June 30, 2005 and from the period from April 6, 2001 (date of inception) to June 30, 2005, was $62,778, $119,597 and $262,218, respectively. The weighted average amortization period for patents is approximately 15 years.

Estimated amortization expense for the next five years is $263,000 per year.

NOTE D - ACQUISITIONS
During the three months ended June 30, 2005 the Company acquired, or contractually agreed to acquire, the remaining interest in the SVM portfolio of patents from a group of unrelated third parties. The cost of the remaining interest consisted of a cash payment of $267,634, the issuance of promissory notes totaling $37,871 and convertible notes totaling $147,401. The convertible notes were converted by the holders immediately upon issuance in exchange for 487,441 shares of common stock.

NOTE E - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:
Note payable to individuals, bearing interest at 6% payable in quarterly installments of $62,500 with a final payment due on October 1, 2005	$62,500
Notes payable to individuals, with imputed interest computed at 3.16% with installments due every fourth month with a final payment due May 1, 2006	553,159
Total current notes payable	$615,659

Tableof Contents

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Notes to Financial Statements

NOTE E - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued
Convertible notes in an aggregate amount of $865,603 mature on July 28, 2009, and may be converted at the election of the noteholders until that time into shares of the Company’s Common Stock at $.17 per share. If the notes are converted, the noteholders contractually agreed not to sell more than 10% of such holder’s shares in any calendar quarter after the minimum holding period has expired. The convertible notes bear interest at a rate of 3.16%.

All of the Company’s debt is secured by specific patents in the Company’s patent portfolio.

During 2005, convertible note holders elected to convert their debt to shares of the Company’s stock. The conversion reduced the debt by $409,616 in exchange for 2,409,505 shares of common stock.

On August 4, 2005 a convertible note holder elected to convert his debt to shares of the Company’s stock. The conversion reduced the debt by $135,424 in exchange for 796,612 shares of common stock.

NOTE F - STOCKHOLDERS’ EQUITY
On March 10, 2005, the Company finalized a sale of shares of restricted common stock to accredited investors through a private placement offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of the shares received a warrant to acquire an equal number of common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. A total of 13,018,750 restricted common shares were sold to accredited individual investors for $1,798,924, net of issuance costs of $284,076. The issuance cost consisted of $157,000 in cash, 806,250 warrants, each entitling the holder to buy one share of the Company’s common stock for $0.24 valued at $120,958, and 17,480 of Company shares valued at $6,118 which was paid or accrued to consultants for assistance in selling the Company’s common stock.

During the second quarter of 2005, the Company extended its fundraising efforts through the sale of common stock to accredited investors through a private sale. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of June 30, 2005, a total of 3,031,250 restricted common shares were sold to accredited investors for $393,125, net of issuance costs of $91,875. The issuance cost consisted of $52,500 in cash, 262,500 warrants, each entitling the holder to buy one share of common stock for $0.24 valued at $39,375, which was paid or accrued to consultants for assistance in selling the Company’s common stock As of June 30, 2005, 2,875,000 common shares and related warrants had not been issued to the purchasers and, accordingly, are recorded as common shares purchased and not issued on the Company’s balance sheet.

Subsequent to June 30, 2005, the Company continued its private placement. An additional 9,062,500 shares were sold for proceeds of $1,450,000. Pursuant to the terms of various placement agency agreements by and between the Company and placement agents, the Company will pay a cash fee of approximately $145,000 and will issue warrants to acquire 25,200 shares of common stock to the placement agents, and or their designees. The warrants were issued as consideration for services as the Company’s placement agents.

Shares Issued in Exchange for Services

During 2005, the Company issued 1,097,620 common stock shares to consultants for services. The shares were granted at the fair market value of the services provided. Total consultant expense of $178,867 and $78,746 was recorded for the issuance in 2005 and 2004, respectively.

Tableof Contents

As noted above, the Company has issued or committed to issue shares of the Company’s common stock and warrants to purchase the Company’s common stock to certain consultants in exchange for their assistance in selling Company shares. The value of Company stock was derived based on a contractual arrangement based on a percentage of the funds raised to be settled with the issuance of the Company’s shares at $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

We intend to provide pharmaceutical and diagnostic companies with all aspects of “first phase” diagnostic and drug discovery from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to produce relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

“First Phase Biomarker Discovery” is based on the belief that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This pathway includes several critical levels of decision-making - all of which are part of our business strategy.

The goal of Health Discovery Corporation is to produce more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide.

With the completion of the acquisition of the SVM portfolio of patents the company now has begun the process to license the use of this technology.

Cash Requirements

The Company’s two-pronged plan to have sufficient cash to support operations on a going-forward basis is comprised of generating revenue through licensing the Company's significant patent portfolio or providing services related to those patents and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions, which if successful, will result in significant revenue. The Company recently secured $1,935,000 through the private sale to accredited investors of shares of Company common stock, which management believes will be sufficient, together with the Company's existing cash, to support the Company's operations through February 2006.

As of August 9, 2005, the Company had approximately $1,616,000 in cash. Recurring monthly operating expenses for the remainder of 2005, including salaries, are expected to be approximately $147,000.  A significant portion of our cash will be used to satisfy the Company’s outstanding debt obligations related to the acquisition of the Fractal and SVM assets.  The final payments of $62,500 on the note resulting from the acquisition of the assets of Fractal Genomics Corporation will be due in October 2005.  Scheduled payments of $188,280 (including interest) on notes resulting from the acquisition of the SVM Portfolio will be due on September 1, 2005, January 1, 2006, and May 1, 2006.

We have not realized any earned income since inception. However, we have entered into agreements with MD Anderson Cancer Center, Stanford University Medical Center and The University of Miami to perform analyses of clinical data using our computational technologies, which we expect will earn income after the identification, patent protecting and licensing of newly discovered biomarkers. We have secured both joint ownership rights and/or first options for worldwide exclusive rights to our discoveries in these contracts. After the close of the second quarter of 2004, we acquired the rights to a portfolio of patents that had initially been issued to Dr. Barnhill, our Chief Executive Officer, and to several members of our Scientific Advisory Board. Those patents, together with pending applications included in the portfolio, relate primarily to Support Vector Machines (SVM’s), which have applications in a wide variety of disciplines in which it is necessary to analyze complex data sets. We expect to be able to generate a stream of income by licensing the use of SVMs covered by the patents. To date, we have been able to fund our operations though a private offering of our common stock under rules providing exemptions for such offerings and will continue to do so.

During the remainder of 2005, we plan to focus on one or more of the initiatives listed below. Management’s time and fiscal resources will be allocated among the projects based on management’s judgment as to when discoveries in these areas can be achieved and the possibility of securing revenue from those discoveries. Management cannot guarantee that any discovery will result from any of the following projects or that the Company could obtain revenue from any such discovery. Further, new initiatives may arise that management believes would be more beneficial to the Company. Initially, the five initiatives are:

Tableof Contents

Circulating Tumor Cell Analysis - The Company is attempting to use SVMs to analyze digitized images of blood cells to identify circulating tumor cells. The Company believes this project can be completed with current salaried personnel and equipment. We expect no significant additional costs to be incurred on this project during 2005.

Prostate Cancer Diagnostics - The Company has identified biomarkers that have the potential to be useful in the diagnosis of prostate cancer with a much higher degree of accuracy than existing tests, including the PSA test. In addition, these biomarkers appear to allow us to differentiate high grade prostate cancer from the less serious low grade prostate cancer. This project is in the final validation phase. We plan to spend approximately $50,000 to complete this final validation, which we expect to complete by the end of 2005.

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

Additional Funding Requirement

We believe we have sufficient cash to continue operations through February, 2006 based on our current cash flows. Therefore, our continued operations will depend on the production of revenue and/or the receipt of additional funding. Efforts to reach license agreements with companies using SVM Technologies are currently in process. In addition, while we have entered into agreements to perform analyses of clinical data using our computational technologies, we will earn income from those efforts only after the identification, patenting, and licensing of new biomarkers.

Based on the current resources available to us, we will need additional equity or debt financing or we will need to generate revenues through licensing our products or providing services to others or entering into strategic alliances to be able to sustain our operations until we can achieve profitability. These matters raise substantial doubt about our ability to continue as a going concern.

The Company does not anticipate purchase or sale of plant or significant equipment. The Company also does not anticipate significant changes in the number of employees.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Forward-Looking Statement

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s other filings with the Securities and Exchange Commission.

Tableof Contents

Item 3. Controls and Procedures.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer and our Chief Administrative Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company previously had been notified by it’s outside independent auditing firm of material weaknesses in its internal controls over financial reporting.  During 2005, the Company made corrective actions in its internal controls over financial reporting, including establishing reporting procedures and communication protocols with the Company’s accountants and auditors, and management believes that the controls are currently effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 25, 2004, we filed suit in the District Court of McLennan County, Texas, against Bill G. Williams, Shirley K. Williams, W. Steven Walker, Jerry W. Petermann and a company controlled by Mr. Williams. In this action we allege that an aggregate of 7,000,000 shares of our common stock (4,900,000 after a 7-1 stock split) issued to Mr. Williams, Mr. Walker and Mr. Petermann were not issued in compliance with Texas law and we sought to restrain the defendants and persons acting on their behalf or in concert with them from selling any shares of our stock. We also requested that the Court declare we were permitted to cancel the shares issued to the defendants and sought monetary damages, attorney’s fees and costs of the action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2005, the Company finalized a sale of shares of restricted common stock to accredited investors through a private placement offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of the shares received a warrant to acquire an equal number of common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. A total of 13,018,750 restricted common shares were sold to accredited individual investors for $1,798,924, net of issuance costs of $284,076. The issuance cost consisted of $157,000 in cash, 806,250 warrants, each entitling the holder to buy one share of the Company’s common stock for $0.24

Tableof Contents

valued at $120,958, and 17,480 of Company shares valued at $6,118 which was paid or accrued to consultants for assistance in selling the Company’s common stock. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended).

During the second quarter of 2005, the Company extended its fundraising efforts through the sale of common stock to accredited investors through a private sale. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of June 30, 2005, a total of 3,031,250 restricted common shares were sold to accredited investors for $393,125, net of issuance costs of $91,875. The issuance cost consisted of $52,500 in cash, 262,500 warrants, each entitling the holder to buy one share of common stock for $0.24 valued at $39,375, which was paid or accrued to consultants for assistance in selling the Company’s common stock As of June 30, 2005, 2,875,000 common shares and related warrants had not been issued to the purchasers and, accordingly, are recorded as common shares purchased and not issued on the Company’s balance sheet. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors.

Subsequent to June 30, 2005, the Company continued its private placement. An additional 9,062,500 shares were sold for proceeds of $1,450,000. Pursuant to the terms of various placement agency agreements by and between the Company and placement agents, the Company will pay a cash fee of approximately $145,000 and will issue warrants to acquire 25,200 shares of common stock to the placement agents, and or their designees. The warrants were issued as consideration for services as the Company’s placement agents. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. .

Under the private placement, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective within 120 days of May 9, 2005. On May 9, 2005, the Company filed a preliminary registration statement with the Securities and Exchange Commission but as of the date hereof, such registration statement has not been declared effective.

Tableof Contents

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

Tableof Contents

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

Tableof Contents

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation Registrant

Date: August 15, 2005	/s/ Stephen D. Barnhill M.D. Printed Name: Stephen D. Barnhill M.D. Title: Chief Executive Officer

Date: August 15, 2005	/s/ Robert S. Braswell IV Printed Name: Robert S. Braswell IV Title: Chief Financial Officer / Secretary