Form 10KSB/A
period 2004-12-31
HEALTH DISCOVERY CORP
filed 2005-09-27
CIK 1141788

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB
                               (AMENDMENT NO. 1)

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

      Transitional Small Business Disclosure Format (Check one): Yes ___, No X

================================================================================

                                     PART I



EXPLANATORY NOTE:

This Amendment No. 1 to the Annual Report on Form 10-KSB of Health Discovery Corporation (the "Company") for the year ended December 31, 2004 has been filed to reflect the change of auditors for the 2003 fiscal year and the related statements of operations, statements of stockholders' equity, and the statements of cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (April 6, 2001) to December 31, 2003. A change of auditors was required because the Company's auditor for the fiscal year ended December 31, 2003 and the related statements of operations, statements of stockholders' equity, and the statements of cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (April 6, 2001) to December 31, 2003 resigned and withdrew its audit as the Company's independent auditor. Except as set forth in Item 8 and the financial statements and the related notes thereto, no other amendments are being made to the Annual Report on Form 10-KSB, including any changes to reflect events occurring after the original filing of our Annual Report on Form 10-KSB or modififications or updates to the disclosure contained therein.



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

We paid a cash fee of approximately $309,350, agreed to issue warrants to acquire 1,024,992 shares of common stock and agreed to issue 53,561 shares of common stock to placement agents for assisting us in these two private sales. As of December 31, 2004, these warrants had not yet been issued

In the fourth quarter of 2003, the company issued 450,000 shares to consultants to the company, including members of the company's scientific advisory board. In the first quarter of 2004, the company issued 100,000 shares to a member of the company's scientific advisory board. In the third quarter of 2004, the company issued 106,000 shares to consultants to the company, including members of the company's scientific advisory board. All of these issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

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

Prostate Cancer Diagnostics - The company has identified biomarkers that have the potential to be useful in the diagnosis of prostate cancer with a much higher degree of accuracy than existing tests, including the PSA test. In addition, these biomarkers appear to allow us to differentiate high grade prostate cancer from the less serious low grade prostate cancer. This project is in the final validation phase. We plan to spend approximately $50,000 to complete this final validation, which it expects to complete by the third quarter of 2005.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements appear beginning on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


On December 15, 2004, we were notified by NASDAQ that our previous certifying audit firm, Darilek & Butler, CPA ("Darilek & Butler") had not registered with the Public Company Accounting Oversight Board (PCAOB) as required under Section 102 of the Sarbanes/Oxley Act at the time our 2003 10-KSB was filed. This failure to be registered resulted in our 10-KSB being classified as "filing is deficient" according to the NASDAQ filing rules. We were advised by Darilek & Butler that they attempted to apply for registration with the PCAOB. Due to Darilek & Butler's delay in achieving PCAOB approval, we engaged Clyde Bailey PC ("Bailey") to provide the audit for the fiscal year ended December 31, 2003 to be included in the amended Form 10-KSB, which we filed on January 7, 2005. We engaged Bailey solely to complete the audit of such fiscal year.

On August 2, 2004, we retained Porter Keadle Moore, LLP ("Porter Keadle Moore") as our certifying accountants to replace Darilek & Butler and to audit all successive periods beginning January 1, 2004. The determination to change certifying accountants was made by our Board of Directors. This determination was made because the former certifying accountants are located in San Antonio, Texas, and our principal activities are now located in Savannah, Georgia.

The former certifying accountant's reports on our financial statements for the past two years, except for expressing substantial doubt as to the company's ability to continue as a going concern, contained no adverse opinion or disclaimer of opinion. No modifications were made for uncertainty, audit scope or accounting principles.

On July 12, 2005, the Company was informed by Bailey that it was no longer providing audit services to any company in any capacity. Accordingly, Bailey resigned and withdrew its audit as the Company's independent auditor for fiscal year 2003 and the related statements of operations, statements of stockholders' equity, and the statements of cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (April 6, 2001) to December 31, 2003.

Bailey submitted audit reports on the Company's financial statements for fiscal year 2003 and the related statements of operations, statements of stockholders' equity, and the statements of cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (April 6, 2001) to December 31, 2003. The submitted audit reports did not contain any adverse opinions, disclaimers of opinions or other modifications or qualifications. Bailey did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1) of Regulation S-B.

Since the Company engaged Porter Keadle Moore to audit all successive periods beginning January 1, 2004, the Company's financial statements covering periods beginning January 1, 2004 are not affected by Bailey's withdrawal and were not be re-audited.

There were no disagreements with Bailey on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bailey, would have caused Bailey to make reference thereto in, or in connection with, its reports on financial statements for the periods covered by Bailey's audit.

On August 11, 2005, the Company engaged Porter Keadle Moore to perform a re-audit of the Company's financial statements for fiscal year 2003. Darilek & Butler re-issued its audit of the Company's financial statements for fiscal year 2002, and for the period between the Company's inception and December 31, 2002. Darilek & Butler is the Company's original auditor for such time periods.

The Company did not consult Porter Keadle Moore or Darilek & Butler prior to their engagement regarding (i) the application of accounting principles to a specified transaction, either completed or proposed nor (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to that Item).

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

10.3* Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to form 10-KSB, File 333-62216, filed April 19, 2005.

10.4* Employment Agreement with David Cooper. Registrant incorporates by reference Exhibit 10.4 to form 10-KSB, File 333-62216, filed April 19, 2005.

10.5 Form of Asset Purchase agreement between the registrant and the sellers of the SVM Portfolio and related assets. Registrant incorporates by reference Exhibit 10.5 to form 10-KSB, File 333-62216, filed April 19, 2005.

10.6 Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.6 to form 10-KSB, File 333-62216, filed April 19, 2005.


10.7 Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to form 10-KSB, File 333-62216, filed April 19, 2005.


10.8 Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.8 to form 10-KSB, File 333-62216, filed April 19, 2005.


10.9 Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to form 10-KSB, File 333-62216, filed April 19, 2005.


16       Letter  by  Clyde  Bailey,   P.C.,   regarding   change  in  certifying
         accountant. Registrant incorporates by reference Exhibit 16.1 to Form 8-K, File No. 333-62216, filed July 18, 2005.

31       Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.1     Rule  13a-14(a)/15(d)-14(a)   Certifications  of  Chief  Administrative
         Officer.

32       Section 1350 Certification of Chief Executive Officer.

32.1     Section 1350 Certification of Chief Administrative Officer.

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

                                         2004         2003
                                       -------       -------

              Audit Fees               $47,300       $19,428

              Audit-Related Fees            --            --

              Tax Fees                      --            --
                                       -------       -------

                   Sub-Total           $47,300       $19,428
                                       -------       -------

              All Other Fees                --       $   125
                                       -------       -------

                       Total Fees      $47,300       $19,553
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

                                       Health Discovery Corporation
                                       (Registrant)

                                       By: /s/Stephen D. Barnhill M.D.,
                                          Chief Executive Officer
                                       -----------------------------------------
                                       (Signatures and Title)

                                       Stephen D. Barnhill M.D., Chief Executive
                                       Officer
Dated: September 27, 2005
Savannah, Georgia

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                                  Date
/S/Stephen D. Barnhill M.D.               Principal Executive Officer,           September 27, 2005
---------------------------               Chairman
Stephen D. Barnhill M.D.

/S/Robert S. Braswell IV                  Principal Financial and Accounting     September 27, 2005
------------------------                  Officer, Director
Robert S. Braswell IV

/S/David Cooper                           President and Medical Director,        September 27, 2005
---------------                           Director
David Cooper M.D., P.H.D.

                                    EXHIBITS

                                INDEX TO EXHIBITS


31       Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.1     Rule  13a-14(a)/15(d)-14(a) Certifications of Chief Administrative
         Officer.

32       Section 1350 Certification of Chief Executive Officer.

32.1     Section 1350 Certification of Chief Administrative Officer.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Stockholders
Health Discovery Corporation


We have audited the accompanying balance sheets of Health Discovery Corporation (a development stage corporation) (the "Company"), (formerly Direct Wireless Communications, Inc.) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and the cash flows for the years then ended and for the period from inception (April 6, 2001) to December 31, 2004, except that we did not audit the Company's financial statements for the period from inception (April 6, 2001) to December 31, 2002 which were audited by other auditors, whose report is dated February 25, 2003, who expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company is in the organization stage and has not fully commenced operations. The Company has suffered recurring losses from operations and negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note L. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amount of liabilities that might result from the outcome of this uncertainty.

As discussed in Note M, management engaged us to re-audit the financial statements of Health Discovery Corporation as of and for the year ended December 31, 2003. As a result of the audit certain 2003 adjustments were recorded by management. Accordingly, the 2004 financial statements were corrected to reflect these adjustments.


/s/ Porter Keadle Moore, LLP


Atlanta, Georgia
September 22, 2005

                           DARILEK, BUTLER & CO., P.C.
                         2702 N. Loop 1604 E., Suite 202
                            San Antonio, Texas 78232
                               210-979-0055 phone
                                210-979-0058 fax



                           INDEPENDENT AUDITORS'REPORT


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


"DARILEK, BUTLER & CO., P.C."

San Antonio, Texas
February 25, 2003

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                       Assets
                                                       ------

                                                                                                   2004            2003
                                                                                                -----------    -----------
Current Assets

     Cash                                                                                       $   163,477    $    76,589
                                                                                                -----------    -----------

          Total Current Assets                                                                      163,477         76,589
                                                                                                -----------    -----------

Equipment, Less Accumulated Depreciation of $1,719                                                    6,371           --

Other Assets
     Patents, Less Accumulated Amortization of $166,438 and $23,831                               3,340,339      1,340,940
                                                                                                -----------    -----------

          Total Assets                                                                          $ 3,510,187    $ 1,417,529
                                                                                                ===========    ===========




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable - Trade                                                                   $   234,685    $     5,587
     Accrued Liabilities                                                                            183,797          5,495
     Current Portion of Long-Term Debt                                                              697,491        250,000
                                                                                                -----------    -----------

          Total Current Liabilities                                                               1,115,973        261,082

Convertible Notes Payable                                                                         1,127,818           --
Long-Term Debt, Less Current Portion                                                                173,576        250,000
                                                                                                -----------    -----------

          Total Liabilities                                                                       2,417,367        511,082
                                                                                                -----------    -----------

Commitments and Contingencies

Stockholders' Equity
    Common Stock, No Par Value, 200,000,000 Shares Authorized
         Issued and Outstanding 78,767,464 and 66,576,128 Shares, Respectively                    3,788,442      2,092,742
         Paid for but Not Issued 5,434,375 Shares                                                   695,761           --
    Deficit Accumulated During Development Stage                                                 (3,391,383)    (1,186,295)
                                                                                                -----------    -----------

          Total Stockholders' Equity                                                              1,092,820        906,447
                                                                                                -----------    -----------

          Total Liabilities and Stockholders' Equity                                            $ 3,510,187    $ 1,417,529
                                                                                                ===========    ===========



See accompanying notes to financial statements and independent auditors'reports.

                                                HEALTH DISCOVERY CORPORATION
                                  (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                                                (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF OPERATIONS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                       2004 AND 2003 AND THE PERIOD FROM APRIL 6, 2001
                                          (DATE OF INCEPTION) TO DECEMBER 31, 2004


                                                                                                              April 6, 2001
                                                                                Year Ended     Year Ended    (Inception) to
                                                                              December 31,    December 31,    December 31,
                                                                                  2004            2003            2004
                                                                              ----------      ----------      ------------
Revenues
     Capital Loss on Sale of Assets                                           $       --      $       --      $        (20)
     Dividend Income                                                                  --              --                64
     Miscellaneous Income                                                               15              50             405
                                                                              ------------    ------------    ------------

Total Revenues                                                                          15              50             449
                                                                              ------------    ------------    ------------

Expenses
     Administrative Fees                                                             6,890          15,300          57,609
     Amortization                                                                  142,607          23,831         166,438
     License Fees                                                                    1,697          16,260         242,497
     Outside Services                                                                 --            76,625          80,841
     Professional and Consulting Fees                                              830,835          57,270       1,472,432
     Compensation                                                                  862,560          80,667         943,227
     Other General and Administrative Expenses                                     360,514          37,509         428,788
                                                                              ------------    ------------    ------------

          Total Expenses                                                         2,205,103         307,462       3,391,832
                                                                              ------------    ------------    ------------

Net Loss                                                                      $ (2,205,088)   $   (307,412)   $ (3,391,383)
                                                                              ============    ============    ============

Weighted Average Outstanding Shares                                             73,950,073      33,776,646      34,246,701

Loss Per Share                                                                $       (.03)   $      (0.01)   $    (.09)




See accompanying notes to financial statements and independent auditors' reports.


                                                   HEALTH DISCOVERY CORPORATION
                                     (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM APRIL 6, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                               Common Stock
                                           ---------------------------------------------------
                                             Issued and Outstanding     Paid for but Not Issued        Deficit            Total
                                           ------------------------      ----------------------  Accumulated During   Stockholders'
                                            Shares           Amount        Shares       Amount     Development Stage     Equity
                                            ------           ------        ------       ------     -----------------     ------

Contributed Services                            --      $    15,019          --     $      --      $      --          $    15,019
Stock Issued for Cash                      2,001,650        168,645          --            --             --              168,645
Stock Issued as a Dividend to
  Shareholders of
  Direct Wireless Corporation             10,138,975           --            --            --             --                 --
Stock Issued to Officers of
  Direct Wireless Corporation              7,100,000           --            --            --             --                 --
Stock Issued for Services                  2,213,995        315,496          --            --             --              315,496
Stock Held In Escrow                          77,500           --            --            --             --                 --
Cash Received for Sale of
    Escrowed Shares                           22,500          9,335          --            --             --                9,335
Net Loss                                        --             --            --            --         (523,115)          (523,115)
                                          ----------    -----------     ---------   -----------    -----------        -----------

Balance - December 31, 2001               21,554,620        508,495          --            --         (523,115)           (14,620)
Contributed Services                            --           20,400          --            --             --               20,400
Stock Issued for Cash                        467,500         87,810          --            --             --               87,810
Stock Issued for Services                  3,598,444        248,100          --            --             --              248,100
Stock Held in Escrow                       3,179,500           --            --            --             --                 --
Cash Received for Sale of
   Escrowed Shares                         1,020,500         24,280          --            --             --               24,280
Net Loss                                        --             --            --            --         (355,768)          (355,768)
                                          ----------    -----------     ---------   -----------    -----------        -----------

Balance - December 31, 2002               29,820,564        889,085          --            --         (878,883)            10,202

Contributed Services                            --           15,300          --            --             --               15,300
Stock Issued for Cash                      2,750,000         55,000          --            --             --               55,000
Stock Issued for Services                    355,000         26,150          --            --             --               26,150
Paid in Capital for
   Compensatory Options                         --           54,000          --            --             --               54,000
Stock Issued for Patents                  33,650,564        864,261          --            --             --              864,261
Stock Held in Escrow                      (3,257,000)          --            --            --             --                 --
Cash Received for Sale of
    Escrowed Shares                        3,257,000        188,946          --            --             --              188,946
Net Loss                                        --             --            --            --         (307,412)          (307,412)
                                          ----------    -----------     ---------   -----------    -----------        -----------

Balance - December 31, 2003               66,576,128      2,092,742          --            --       (1,186,295)           906,447

Stock Issued for Cash                     15,235,000      1,499,900          --            --             --            1,499,900
Stock Issued for Services                    422,372         78,800          --            --             --               78,800
Cancellation of Common Stock              (3,466,036)          --            --            --             --                 --
Paid in Capital for
   Compensatory Warrants                        --          117,000          --            --             --              117,000
Stock Paid for but Not Issued                   --             --       5,434,375       695,761           --               695,761
Net Loss                                        --             --            --            --       (2,205,088)       (2,205,088)
                                          ----------    -----------     ---------   -----------    -----------        -----------


Balance - December 31, 2004               78,767,464    $ 3,788,442     5,434,375   $   695,761    $(3,391,383)       $ 1,092,820
                                          ==========    ===========     =========   ===========    ===========        ===========




See accompanying notes to financial statements and independent auditors' reports.

                                               HEALTH DISCOVERY CORPORATION
                                 (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                                              (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF CASH FLOWS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                     2004 AND 2003 AND THE PERIOD FROM APRIL 6, 2001
                                         (DATE OF INCEPTION) TO DECEMBER 31, 2004


                                                                                                          From Inception
                                                                            Year Ended       Year Ended  (April 6, 2001)
                                                                           December 31,     December 31,  to December 31,
                                                                               2004             2003          2004
                                                                            -----------    -----------    -----------

Cash Flows From Operating Activities
Net Loss                                                                    $(2,205,088)   $  (307,412)   $(3,391,383)
Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities:
            Noncash Compensation                                                117,000         54,000        171,000
            Administrative Expenses Settled by Common Stock                        --           15,300         50,719
            Services Exchanged for Common Stock                                  78,800         26,150        668,546
            Depreciation and Amortization                                       144,326         23,831        168,157
            Increase in Accounts Payable - Trade                                229,098         15,710        234,685
            Increase in Accrued Liabilities                                     132,313          5,495        132,808
                                                                            -----------    -----------    -----------

         Net Cash Used by Operating Activities                               (1,503,551)      (166,926)    (1,965,468)
                                                                            -----------    -----------    -----------

Cash Flows From Investing Activities:
   Purchase of Equipment                                                         (8,090)          --           (8,090)
   Amounts Paid to Acquire Patents                                             (166,529)          (510)      (167,039)
                                                                            -----------    -----------    -----------

          Net Cash Used by Investing Activities                                (174,619)          (510)      (175,129)
                                                                            -----------    -----------    -----------

Cash Flows From Financing Activities:
   Repayments of Notes Payable                                                 (476,592)          --         (476,592)
   Proceeds from Sales of Common Stock, Net                                   2,241,650        243,946      2,780,666
                                                                            -----------    -----------    -----------

           Net Cash Provided by Financing Activities                          1,765,058        243,946      2,304,074
                                                                            -----------    -----------    -----------

 Net Increase in Cash                                                            86,888         76,510        163,477

Cash, at Beginning of Period                                                     76,589             79           --
                                                                            -----------    -----------    -----------


Cash, at End of Period                                                      $   163,477    $    76,589    $   163,477
                                                                            ===========    ===========    ===========


Non-Cash Investing and Financing Transactions:
   Patents Purchased Using Debt                                             $ 1,975,477    $   500,000    $ 2,475,477
   Stock Issued for Professional and Consulting Services                    $    78,800    $    26,150    $   668,546
   Stock Issued for Patents                                                 $      --      $   864,261    $   864,261
   Non-cash Compensation Warrants                                           $   117,000    $        --    $   117,000
   Non-cash Stock Issuance Costs                                            $    45,989    $        --    $    45,989



See accompanying notes to financial statements and independent auditors' reports.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

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

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

STOCK-BASED COMPENSATION
------------------------

The Company accounts for its stock based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees." Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net loss and loss per share for the years ended December 31, 2004 and 2003:

                                                                                     From Inception
                                                                                      (April 6,
                                                                                        2001 to
                                                                                      December 31,
                                                       2004             2003             2004)
                                                    -----------      -----------      -----------

       Net loss as reported                         $(2,205,088)     $  (307,412)     $(3,391,383)

       Deduct: Stock-based Expense

             Determined Under Fair Value Based
             Method for:
                        Employee Stock Options          (32,000)         (60,000)         (92,000)
                                                    -----------      -----------      -----------

       Proforma Net Loss                            $(2,237,088)     $  (367,412)     $(3,483,383)
                                                    ===========      ===========      ===========

       Stock-based Expense Included in Net Loss     $   195,800      $    80,150      $   275,950
                                                    ===========      ===========      ===========


       Loss Per Share:

             Basic - As Reported                    $      (.03)     $      (.01)     $      (.09)

             Basic - Proforma                       $      (.03)     $      (.01)     $      (.09)


There were no options granted in 2004

Stock-based expense included in the 2004 net loss includes $117,000 in compensatory warrants and $78,800 in stock issued to consultants for services. Stock-based expense in the 2003 net loss includes $80,150 in compensatory options. No stock-based expense was incurred in 2002 or 2001.

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

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

NET LOSS PER SHARE

Basic Earnings Per Share ("EPS") includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would result in an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2004 and 2003 include the following:

                                                2004             2003
                                              ---------       ---------

                 Stock options                3,000,000       5,500,000
                 Warrants                     6,134,375               -
                 Convertible notes            6,634,224               -
                                              ---------       ---------


                                             15,768,599       5,500,000
                                             ==========       =========


Subsequent to December 31, 2004, the Company sold or otherwise issued an additional 25,180,625 shares of restricted common stock as described in Note K. Each of those shares had an associated warrant that would have been a potentially dilutive share.

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

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE B - RELATED PARTY TRANSACTIONS
-----------------------------------

Direct Wireless Corporation provided office space and administrative services to the Company until September 30, 2003. The estimated value for the services provided totaled $50,719 since inception and is recorded as contributed administrative services in the accompanying financial statements.

As a result of the agreements between Barnhill, LLC and Fractal Genomics, LLC, the Company's Chief Executive Officer receives 49% of each note payment, or $30,625 plus interest per payment, made to Fractal Genomics, LLC from Health Discovery Corporation that is more fully described in Note D.

As of September 15, 2005, the Company has agreed to lease a new location to be used as the principle executive office from a company owned by the wife of the Company's Chief Executive Officer. The term of the new principle executive office space will be month-to-month and the rent expense associated with this lease will be $1,036 per month. Prior to September 15, 2005, the Company had been leasing its principle executive office space from a company owned by the wife of the Company's Chief Executive Officer and its term was month-to-month. Rent expense associated with this lease was $838 per month. Rent expense under this lease arrangement amounted to approximately $10,000 in 2004. There was no rent expense related to this lease in 2003 and prior years.

NOTE C - PATENTS
----------------

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded $3,364,156 and $1,364,757 in patents and patent related costs, net of accumulated amortization, at December 31, 2004 and 2003.

Amortization charged to operations for the years ended December 31, 2004 and 2003 and from the period from April 6, 2001 (date of inception) to December 31, 2004, was $142,607, $23,831 and $166,438, respectively. The weighted average amortization period for patents is 15 years. Estimated amortization expense for the next five years is $228,500 per year.

NOTE D - ACQUISITIONS
---------------------

On August 26, 2003, the Company acquired the assets of Barnhill Group, LLC, which consisted of patents and related rights, through the issuance of 29,825,564 common shares of the Company (then known as Direct Wireless Communications, Inc.). The purchase of Barnhill Group, LLC's assets was recorded at $596,511, which was the market value of the shares issued at the date of acquisition.

On September 30, 2003, the Company acquired the patents, patent rights, all pending intellectual property of Fractal Genomics, LLC through the issuance of 3,825,000 common shares of the Company (then known as Direct Wireless Communications, Inc.). In addition to the common stock shares issued for the acquisition of Fractal Genomics, LLC's assets, the Company agreed to execute a note for $500,000 payable in $62,500 quarterly installments to the seller beginning on January 1, 2004 through October 1, 2005. The purchase of Fractal Genomics, LLC's assets was recorded at $767,750, which was the market value of the shares issued at the date of acquisition plus the amount of the note.

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

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED




NOTE D - ACQUISITIONS, CONTINUED
--------------------------------

On May 6, 2005 the Company acquired the remaining interest in a portfolio of patents from a group of unrelated third parties. The cost of the remaining interest consisted of a cash payment of $270,856; the issuance of promissory notes totaling $37,871 and convertible notes totaling $147,401. The convertible notes were converted by the holders immediately upon issuance in exchange for 867,065 shares of common stock.

The entire purchase price for each of these acquisitions was assigned to the acquired patents since no other net assets were acquired and the patents were the sole interest of the acquirer.

NOTE E - LICENSE FEES EXPENSE-LICENSE AGREEMENT
-----------------------------------------------

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

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation ("Lucent"). The patent license agreement was associated with the patents acquired July 30, 2004, The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently. The license granted will contine for the entire unexpired term of Lucent's patents. On August 30, 2004, the Company paid approximately $20,000 in royalty fees to Lucent. Total fees of $18,886 were capitalized as part of the acquisition cost of the patents acquired, the balance of $1,667 was expensed as a license fee.

NOTE F - INCOME TAXES
---------------------

The Company's effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses and other deferred tax attributes to zero, as management cannot determine when, or if, the tax benefits derived from these operating losses and other deferred tax attributes will materialize. At December 31, 2004, the Company had net operating loss carry forwards totaling approximately $3,300,000, which will expire in various years beginning in 2021.

NOTE G - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE
----------------------------------------------------

Notes payable consist of the following:                                                                 2004            2003
                                                                                                      ---------      ---------
     Note payable to individuals, bearing interest at 6% payable in quarterly installments
        of  $62,500 with a final payment due on October 1, 2005                                       $ 187,500      $ 500,000

     Notes payable to individuals, with imputed interest computed at 3.16 % with
        installments due every fourth month with a final payment due February 28, 2006                  683,567        _______

                                                                                                        871,067        500,000
     Less current maturities                                                                           (697,491)      (250,000)
                                                                                                      ---------      ---------

                                                                                                      $ 173,576      $ 250,000
                                                                                                      =========      =========

Convertible notes in an aggregate amount of $1,127,818 mature on July 28, 2009, and may be converted at the election of the noteholders until that time into shares of the Company's Common Stock at $.17 per share. A total of 6,634,224 shares may be issued upon the conversion of the notes. In addition, the noteholders are further limited to not sell more than 10% of such holder's shares in any calendar quarter after the minimum holding period has expired. The convertible notes bear interest at a rate of 3.16%.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE G - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, CONTINUED
---------------------------------------------------------------

All of the Company's debt is collateralized by specific patents in the Company's patent portfolio.

During 2005, certain convertible note holders elected to convert their debt to shares of the Company's stock. The conversion reduced the debt by $609,576 in exchange for 3,585,741 shares of common stock.


NOTE H - COMMITMENTS
--------------------

Certain security purchase agreements, as discussed in note K, may obligate the Company to issue additional shares and warrants to purchase the Company's common stock.

The Company has entered into employment agreements with its Chief Executive Officer, President and Chief Medical Officer and the Director of Operations. The employment agreement with the Company's Chief Executive Officer is for a term of five years beginning September 15, 2003. The employment agreement with the Company's President and Chief Medical Officer will continue until terminated, which can occur at any time by notice, provided that the Company's President and Chief Medical Officer will not terminate his employment upon less than sixty
(60) days' prior written notice. The agreements provide for base salaries and other perquisites commensurate with their employment.

The employment agreement with the Company's Director of Operations commenced on June 16, 2004 and ended on August 1, 2005, when the parties elected to terminate the agreement.

As of December 31, 2004, the Company contractually agreed to issue upon the fulfillment of certain conditions 200,000 shares of common stock and 700,000 warrants to purchase the Company's common stock at an exercise price of $.01 per share to members of the Company's Scientific Advisory Board for services performed. In addition, the Company contractually agreed to issue upon the fulfillment of certain conditions 500,000 warrants to purchase the Company's common stock at an exercise price of $.01 per share to a consultant for services performed. Warrants to purchase 200,000 shares vested in 2004 and the remaining 1,000,000 vest during 2005 and 2006. The shares vested in 2004. The Company has issued or will issue the contractually agreed shares upon the fulfillment of certain conditions as they are satisfied in 2005 and 2006.

In 2005, the Company committed to issue an additional 200,000 shares of common stock and 300,000 warrants to purchase the Company's common stock at an exercise price of $.01 per share to members of the Company's Scientific Advisory Board for services performed. All of the committed shares and warrants vest in 2006 and will be issued upon vesting.

NOTE I - STOCK OPTIONS
----------------------

On October 30, 2003, the Company approved 8,000,000 shares of common stock to be reserved solely for issuance and delivery upon the exercise of option grants.

At December 31, 2004 and 2003, the Company has options to purchase 3,000,000 shares of common stock outstanding as follows:

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)

                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE I - STOCK OPTIONS, CONTINUED
---------------------------------

                               NUMBER OF      EXERCISE
   2004      GRANT DATE          SHARES        PRICE     VESTING
   ----      ----------        ---------      --------
             October 2003        600,000       $ .01      October 2003
             October 2003      2,400,000       $ .10      400,000 shares each in November 2004, 2005 and 2006 with
                                                          the remaining based on performance.

                               NUMBER OF      EXERCISE
   2003      GRANT DATE          SHARES        PRICE     VESTING
   ----      ----------        ---------      --------
             October 2003      1,900,000       $ .10     400,004 shares in November 2004, 400,000 shares each in
                                                         November 2005 and 2006 with the remaining based on
                                                         performance.
              October 2003        600,000       $ .01    October 2003
              October 2003        600,000       $ .01    October 2003
              October 2003      2,400,000       $ .10    400,000 shares each in November 2004, 2005 and 2006 with
                                                         the remaining based on performance.

These options were awarded to an employee of the Company and expire in October 2013.

The following schedule summarizes stock option activity for the period from April 6, 2001 (date of inception) to December 31, 2004:

                                                         Number of Stock         Weighted-Average
                                                            Options              Exercise Price
                                                            -------              --------------

              Granted - 2003                                5,500,000               $ .08
              Forfeited - 2004                             (2,500,000)              $ .08
                                                           ----------

              Outstanding at December 31, 2004              3,000,000               $ .08
                                                            =========


A former employee forfeited 2,500,000 during 2004. There were 1,200,000 options with a weighted average exercise price of $.06 exercisable at December 31, 2004. The weighted average remaining life of the options is 8 years.

The estimated weighted average fair value of options granted during 2003 was $.08 per share. The fair value of options granted under the Company's fixed stock option plan during 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: expected dividend yield of 0%, expected volatility of 80%;
weighted average risk-free interest rate of 4.30% and an expected weighted average life of ten years.

                         HEALTH DISCOVERY CORPORATION

            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE J - WARRANTS
-----------------

There were no warrants outstanding at December 31, 2003. Information about warrants outstanding at December 31, 2004 is summarized below:

                                                               APPROXIMATE WEIGHTED-AVERAGE
                                                                      REMAINING
        EXERCISE PRICES               NUMBER OUTSTANDING        CONTRACTUAL LIFE (YEARS)
        ---------------               ------------------        ------------------------

             $.01                             100,000                      1
             $.08                             600,000                      2
             $.24                           5,434,375                      4
             $.35                          15,235,000                      2
             $.24                             218,746                      4


The $.01 and $.08 warrants were issued to consultants and others for services rendered on behalf of the Company and are currently exercisable. Amounts related to these warrants have been included in Paid in Capital for Compensatory Warrants in the Statement of Changes in Stockholders' Equity.

The $.35 Warrants were issued in conjunction with Round 1 Private Placement described in Note J. The $.24 Warrants relate to the Round 2 Private Placement. While the funds have been received for the Round 2 Private Placement, the shares and the related warrants have not been issued. In addition to the Warrants listed above, the Company has committed to issue consultants 218,746 Warrants for assistance in selling the Company's common stock. During 2005, all of these shares and Warrants have been issued.

The Company has ascribed no value to the Warrants associated with the Private Placements that are described in Note K.

During 2005, the Company issued 1,000,000 warrants to consultants for services rendered on behalf of the Company and are currently exercisable. The exercise prices are $.20 per share for 500,000 of the warrants and $.22 per share for 500,000 warrants. The Company recorded $120,000 of consulting expense upon issuance of the warrants.

NOTE K - STOCKHOLDERS' EQUITY
-----------------------------

2003 PRIVATE PLACEMENT
----------------------

During 2003, the Company offered sale of restricted stock to qualified investors through a private placement offering. A total of 2,750,000 shares were sold for $.02 per share.

2003 SALE OF ESCROW SHARES
--------------------------

During 2003, the Company received proceeds of $188,946 from the sale of 3,257,000 shares of common stock.

2003 STOCK ISSUED IN ACQUISITIONS
---------------------------------

As discussed in Note D, the Company issued 33,560,564 shares of common stock in connection with the acquisition of the assets of the Barnhill Group LLC and Fractal Genomics, LLC. The shares were valued at $864,261 based on quoted market prices.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE K - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

PRIVATE PLACEMENT - ROUND 1

From February through July 2004, the Company offered for sale shares of restricted stock to accredited investors through a private offering. The price of the restricted stock was $.10 per share. A total of 15,235,000 restricted common shares were issued to accredited investors for $1,499,900, net of issuance cost of $23,600. The issuance cost consisted of $22,400 in cash and 3,429 in common shares valued at $1,200, paid to consultants for assistance in selling the Company's common stock. The value of Company stock was based on a contractual agreement of $.35 per share. In addition, each purchaser of shares of common stock was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.35 per share until February 2007. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase.

PRIVATE PLACEMENT - ROUND 2

From November 2004 through March 2005, the Company offered for sale shares of restricted stock to accredited investors through a private offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of shares of common stock was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds were assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of December 31, 2004, a total of 5,434,375 restricted common shares were sold to accredited investors for $695,761, net of issuance costs of $173,739. The issuance cost consisted of $128,950 in cash, 218,746 warrants, each entitling the holder to buy one share of the Company's common stock for $0.24 valued at $32,812 and 34,277 shares of common stock valued at $11,977 which was paid or accrued to consultants for assistance in selling the Company's common stock As of December 31, 2004, the common shares and related warrants had not been issued to the purchasers and are recorded as common shares purchased and not issued on the Company's balance sheet. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.


On March 10, 2005, the Company finalized a sale of shares of restricted common stock to accredited investors through a private offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of the shares of common stock received a warrant to acquire an equal number of common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. A total of 13,018,750 restricted common shares were sold to accredited investors for $1,798,944, net of issuance costs of $284,056. The issuance cost consisted of $157,000 in cash, 806,250 warrants, each entitling the holder to buy one share of the Company's common stock for $0.24 valued at $120,938, and 17,480 shares of common stock valued at $6,118 which was paid or accrued to consultants for assistance in selling the Company's common stock. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE K- STOCKHOLDERS' EQUITY, CONTINUED
---------------------------------------

PRIVATE PLACEMENT - ROUND 2, CONTINUED

During 2005, the Company extended its fundraising efforts through the sale of common stock to accredited investors through a private placement. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of September 22, 2005, a total of 12,093,750 restricted common shares were sold to accredited investors for $1,818,294, net of issuance costs of $116,706. The issuance cost consisted of $70,300 in cash, 287,500 warrants, each entitling the holder to buy one share of common stock for $0.24 valued at $43,125, and 9,375 shares of common stock valued at $3,281, which was paid or accrued to consultants for assistance in selling the Company's common stock. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.

Under the Round 2 Private Placements, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective within 120 days of March 10, 2005. As a result of provisions in certain of the Round 2 Private Placement documents, on August 7 and September 6, 2005, 68,125 shares of the Company's common stock and 68,125 warrants to purchase the Company's common stock were issued to certain shareholders who acquired in the aggregate 6,812,500 shares in Round 2 Private Placement for each date as a result of the registration statement not becoming effective by such date. The additional number of shares and warrants is based upon one percent of the number of shares and warrants purchased by such participants for each 30-day period beginning on the 121st day until the registration statement is declared effective. Beginning September 7, 2005, the number of shares and warrants to be issued will increase from one percent to two percent for each 30-day period until the registration statement is declared effective. In addition, certain shareholders who purchased 6,812,500 shares of the Company's common stock, have anti-dilution rights until the registration statement has been effective for 365 days. If the Company sells shares of the Company's common stock at a price less than $.16 per share or issues warrants to purchase the Company's common stock at an exercise price less than $.24 per share, certain shareholders will receive an amount of shares or warrants at no cost so that those shareholders have no diluted effect from the sales of common stock or warrant issuances. No expense is recorded upon the issuance of the additional shares.


SHARES ISSUED IN EXCHANGE FOR SERVICES

During 2003, the Company issued 355,000 common stock shares to consultants and others for services. The shares were granted at the fair market value of the services provided. Total consulting expense of $26,150 was recorded for the issuance.

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


During 2005, the Company issued 1,197,620 common stock shares to consultants for services. The shares were granted at the fair market value of the services provided as determined by the consultants. Total consultant expense of $202,867 was recorded for the issuances in 2005.

                          HEALTH DISCOVERY CORPORATION
            (FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



NOTE K- STOCKHOLDERS' EQUITY, CONTINUED
---------------------------------------

STOCK CANCELLATION
------------------

During 2004, certain officers and former officers and former directors of the Company surrendered 3,466,036 shares of the Company's common stock because the issuance of the shares was not properly authorized. The shares were immediately cancelled, and the Company gave no consideration for these shares.

NOTE L - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. No operating revenue has been derived since inception, and the Company has not yet generated sufficient working capital to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs, obtain new contracts and additional financing and eventually, attain a profitable level of operations.

The Company has recently entered into joint ventures with several leading medical schools and research facilities. Additionally, validation testing is currently being performed on several of the Company's discoveries. Assuming that the testing confirms the initial discoveries, the Company plans to market the discoveries. In addition, the Company plans to license the technology underlying several of its patents and to provide supporting services related to the application of such technology. Based on these developments, management believes revenue generation will commence in the near-term. As noted in Note K, the Company raised additional capital subsequent to December 31, 2004 and may from time-to-time, raise additional capital.

NOTE M - PREVIOUSLY ISSUED 2004 AUDITED FINANCIAL STATEMENTS
------------------------------------------------------------

During 2005, the Company engaged an accounting firm to re-audit the Company's 2003 financial statements. As a result of the audit, management recorded two adjustments to the 2003 financial statements. The first adjustment, which amounted to $23,817, was made to record amortization expense for certain patents that were acquired in 2003. The second adjustment, which amounted to $54,000, was made to record compensation expense for a stock option grant that was granted at an exercise price less than the fair market value of the Company's stock at the time of grant. The impact on the 2004 financial statements, which were previously issued with a report dated April 17, 2005, is as follows:


                                               PRIOR TO         AFTER
                                               --------         -----

                                             RESTATEMENT     RESTATEMENT
                                             -----------     -----------

                 Patents                      $3,364,156      $3,340,339
                 Common Stock                  3,734,442       3,788,442
                 Accumulated Deficit          (3,313,566)     (3,391,383)
                 Net Loss                     (2,205,088)     (2,205,088)