Form 10QSB
period 2005-09-30
HEALTH DISCOVERY CORP
filed 2005-11-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

(912) 352-7488
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 115,232,990 shares of common stock, no par value, were issued and outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I —FINANCIAL INFORMATION
Item 1.   Financial Statements
HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Balance Sheet

(Unaudited)

September 30, 2005

Assets
Current Assets
Cash	$1,038,722
Employee Advances	7,716
Prepaid Expenses	12,021

Total Current Assets	1,058,459

Equipment, Less Accumulated Depreciation of $5,038	9,866

Other Assets
Patents, Less Accumulated Amortization of $351,763	3,634,024

Total Assets	$4,702,349

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$231,665
Accrued Liabilities	405,028
Current Portion of Long-Term Debt	370,693

Total Current Liabilities	1,007,386

Convertible Notes Payable	665,643

Total Liabilities	1,673,029

Commitments and Contingencies

Stockholders’ Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized
Issued and Outstanding 114,838,526 Shares	9,101,307
Deficit Accumulated During Development Stage	(6,071,987)

Total Stockholders' Equity	3,029,320

Total Liabilities and Stockholders' Equity	$4,702,349

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Statements of Operations

(Unaudited)

For the Three and Nine Months Ended September 30, 2005 and 2004
and the Period from April 6, 2001 (Date of Inception) to September 30, 2005

	Three Months Ended Sept 30, 2005	Three Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2004	April 6, 2001 (Inception) to Sept 30, 2005

Revenues
Capital Gain (Loss) on Sale of Assets	$-	$-	$-	$-	$(20)
Dividend Income	-	-	-	-	64
Miscellaneous Income	103	1	103	15	508

Total Revenues	103	1	103	15	552

Expenses
Administrative Fees	(309)	-	7,147	2,896	64,756
Amortization	65,728	44,582	185,325	85,879	351,763
License Fees	-	1,667	30	1,697	242,527
Outside Services	-	-	3,000	-	83,841
Professional and Consulting Fees	448,796	263,908	1,280,895	368,682	2,753,327
Compensation	259,080	175,000	628,235	573,167	1,571,462
Other General and Administrative	150,488	116,474	576,075	284,898	1,004,863
Expenses

Total Expenses	923,783	601,631	2,680,707	1,317,219	6,072,539

Net Loss	$(923,680)	(601,630)	$(2,680,604)	$(1,317,204)	$(6,071,987)

Average Outstanding Shares	114,156,189	66,576,128	99,739,934	72,347,054	45,162,703

Loss Per Share	$(.01)	$(.01)	$(.03)	$(.02)	$(.13)

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

For the Three and Nine Months Ended September 30, 2005 and 2004
and the Period from April 6, 2001 (Date of Inception) to September 30, 2005

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	From Inception (April 6, 2001) to September 30, 2005
Cash Flows From Operating Activities
Net Loss	$(2,680,604)	$(1,317,204)	$(6,071,987)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Noncash Compensation	-	-	171,000
Administrative Expenses Settled by Common Stock	-	-	50,719
Services Exchanged for Common Stock	341,876	117,800	1,010,422
Services Exchanged for Warrants	120,000	-	120,000
Depreciation and Amortization	188,643	87,168	356,800
Increase in Employee Advances	(7,716)	-	(7,716)
Increase in Prepaid Expenses	(12,021)	(800)	(12,021)
Decrease (Increase) in Accounts Payable - Trade	(3,020)	67,237	231,665
Increase in Accrued Liabilities	(48,819)	21,726	83,989

Net Cash Used by Operating Activities	(2,101,661)	(1,024,073)	(4,067,129)

Cash Flows From Investing Activities
Purchase of Equipment	(6,813)	(8,090)	(14,903)
Amounts Paid to Acquire Patents	(293,738)	(84,194)	(460,777)

Net Cash Used by Investing Activities	(300,551)	(92,284)	(475,680)

Cash Flows From Financing Activities
Repayments of Notes Payable	(538,246)	(250,000)	(1,014,838)
Proceeds from Sales of Common Stock, Net	3,815,703	1,501,000	6,596,369

Net Cash Provided by Financing Activities	3,277,457	1,251,000	5,581,531

Net Increase in Cash	875,245	134,643	1,038,722

Cash, at Beginning of Period	163,477	76,589	-

Cash, at End of Period	$1,038,722	$211,232	$1,038,722

Non-Cash Investing and Financing Transactions:
Patents Purchased Using Debt	$185,272	$1,975,477	$2,660,749
Stock Issued for Professional and Consulting Services	$341,876	$-	$1,010,422
Stock Issued for Patents	$-	$-	$864,261
Stock Issued for Convertible Notes Payable	$609,575	$-	$609,575
Non-cash Compensation Warrants	$120,000	$3,600	$291,000
Non-cash Stock Issuance Costs	$168,795	$-	$214,784

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Notes to Financial Statements

NOTE A - BASIS OF PRESENTATION
Health Discovery Corporation (formerly known as Direct Wireless Communications, Inc.) (the “Company”) has been in the development stage since the date of incorporation on April 6, 2001. The Company was primarily engaged in the activity of developing technology for a wireless telephone system until 2003, when it decided to abandon its efforts in the telecommunications industry and acquired new technologies in the biotechnology industry. During 2003, the Company acquired the assets of the Barnhill Group, LLC and Fractal Genomics, LLC in pursuit of its biotechnology focus. During 2004, the Company continued pursuit of its biotechnology focus by acquiring certain rights to patents and patent pending applications for certain machine learning tools used for diagnostic and drug discovery. The company further enhanced its position in the biotechnology field by acquiring the remainder of the interest in the SVM patents as discussed in Note D.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2004.

NOTE B - NET LOSS PER SHARE
Net loss per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted earnings (loss) per share; however, the effects of potential shares would be antidilutive during all periods presented.

NOTE C - PATENTS
The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded $3,634,024 in patents and patent related costs, net of accumulated amortization, at September 30, 2005.

Amortization charged to operations for the three months and nine months ended September 30, 2005 and from the period from April 6, 2001 (date of inception) to September 30, 2005, was $65,728, $185,325 and $351,763, respectively. The weighted average amortization period for patents is approximately 15 years. Estimated amortization expense for the next five years is $263,000 per year.

NOTE D - ACQUISITIONS
On May 6, 2005 the Company acquired the remaining interest in a portfolio of patents from a group of unrelated third parties. The cost of the remaining interest consisted of a cash payment of $270,856 and the issuance of promissory notes totaling $37,871 and convertible notes totaling $147,401. The convertible notes were converted by the holders immediately upon issuance in exchange for 867,065 shares of common stock.

NOTE E - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE
Notes payable at September 30, 2005 consist of notes to individuals, with imputed interest computed at 3.16% with installments due every fourth month with a final payment due May 1, 2006. The notes payable at September 30, 2005 totaled $370,693.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Notes to Financial Statements, continued

NOTE E - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued
Convertible notes in an aggregate amount of $665,643 mature on July 28, 2009, and may be converted at the election of the noteholders until that time into shares of the Company’s common stock at $.17 per share. If the notes are converted, the noteholders contractually agreed not to sell more than 10% of such holder’s shares in any calendar quarter after the minimum holding period has expired. The convertible notes bear interest at a rate of 3.16%.

All of the Company’s debt is secured by specific patents in the Company’s patent portfolio.

During 2005, a group of convertible note holders elected to convert their debt to shares of the Company’s stock. The conversion reduced the debt by $609,576 in exchange for 3,585,741 shares of common stock.

NOTE F - STOCKHOLDERS’ EQUITY

On March 10, 2005, the Company finalized a sale of shares of restricted common stock to accredited investors through a private offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of the shares of common stock received a warrant to acquire an equal number of common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. A total of 13,018,750 restricted common shares were sold to accredited investors for $1,798,944, net of issuance costs of $284,056. The issuance cost consisted of $157,000 in cash, 806,250 warrants, each entitling the holder to buy one share of the Company’s common stock for $0.24 valued at $120,938, and 17,480 shares of common stock valued at $6,118 which was paid or accrued to consultants for assistance in selling the Company’s common stock. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.

During the second quarter and ending in the third quarter of 2005, the Company extended its fundraising efforts through the sale of common stock to accredited investors through a private placement. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of September 22, 2005, a total of 12,093,750 restricted common shares were sold to accredited investors for $1,818,294, net of issuance costs of $116,706. The issuance cost consisted of $70,300 in cash, 287,500 warrants, each entitling the holder to buy one share of common stock for $0.24 valued at $43,125, and 9,375 shares of common stock valued at $3,281, which was paid or accrued to consultants for assistance in selling the Company’s common stock. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.

HEALTH DISCOVERY CORPORATION
(FORMERLY KNOWN AS DIRECT WIRELESS COMMUNICATIONS, INC.)
(A Development Stage Company)

Notes to Financial Statements, continued

NOTE F - STOCKHOLDERS’ EQUITY, continued

Under the Round 2 Private Placements, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective within 120 days of March 10, 2005. As a result of provisions in certain of the Round 2 Private Placement documents, on August 7 and September 6, 2005, 68,125 shares of the Company’s common stock and 68,125 warrants to purchase the Company’s common stock were issued to certain shareholders who acquired in the aggregate 6,812,500 shares in Round 2 Private Placement for each date as a result of the registration statement not becoming effective by such date. In addition on, October 6, 2005 and November 5, 2005 an additional 136,250 shares of the Company’s common stock and 136,250 warrants to purchase the Company’s common stock were issued to this group of shareholders. The additional number of shares and warrants is based upon one percent of the number of shares and warrants purchased by such participants for each 30-day period beginning on the 121st day until the registration statement is declared effective. Beginning September 7, 2005, the number of shares and warrants to be issued increased from one percent to two percent for each 30-day period until the registration statement is declared effective. A total of 408,750 shares and 408,750 warrants were issued as a result of the provision. In addition, certain shareholders who purchased 6,812,500 shares of the Company’s common stock, have anti-dilution rights until the registration statement has been effective for 365 days. If the Company sells shares of the Company’s common stock at a price less than $.16 per share or issues warrants to purchase the Company’s common stock at an exercise price less than $.24 per share, certain shareholders will receive an amount of shares or warrants at no cost so that those shareholders have no diluted effect from the sales of common stock or warrant issuances. No expense is recorded upon the issuance of the additional shares.

Shares Issued in Exchange for Services
During 2005, the Company issued 1,567,910 common stock shares to consultants for services. The shares were granted at the fair market value of the services provided. Total consultant expense of $360,621 was recorded for the issuances in 2005.

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

Cash Requirements

The Company’s two-pronged plan to have sufficient cash to support operations on a going-forward basis is comprised of generating revenue through licensing the Company's significant patent portfolio or providing services related to those patents and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions, which if successful, will result in significant revenue. The Company previously secured $1,935,000 through the private sale to accredited investors of shares of Company common stock, which management believes will be sufficient, together with the Company's existing cash, to support the Company's operations through March 2006.

As of November 1, 2005, the Company had approximately $882,000 in cash. Recurring monthly operating expenses for the remainder of 2005, including salaries, are expected to be approximately $147,000.  A significant portion of our cash will be used to satisfy the Company’s outstanding debt obligations related to the acquisition of the SVM assets.  Scheduled payments of $188,280 (including interest) on notes resulting from the acquisition of the SVM Portfolio will be due on January 1, 2006 and May 1, 2006

We have not realized any earned income since inception. However, we have entered into agreements with MD Anderson Cancer Center, and Stanford University Medical Center to perform analyses of clinical data using our computational technologies, which we expect will earn income after the identification, patent protecting and licensing of newly discovered biomarkers. We have secured both joint ownership rights and/or first options for worldwide exclusive rights to our discoveries in these contracts. After the close of the second quarter of 2004, we acquired the rights to a portfolio of patents that had initially been issued to Dr. Barnhill, our Chief Executive Officer, and to several members of our Scientific Advisory Board. Those patents, together with pending applications included in the portfolio, relate primarily to Support Vector Machines (SVM’s), which have applications in a wide variety of disciplines in which it is necessary to analyze complex data sets. We expect to be able to generate a stream of income by licensing the use of SVMs covered by the patents. To date, we have been able to fund our operations though a private offering of our common stock under rules providing exemptions for such offerings and will continue to do so.

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

Prostate Cancer Diagnostics - The Company has identified biomarkers that have the potential to be useful in the diagnosis of prostate cancer with a much higher degree of accuracy than existing tests, including the PSA test. In addition, these biomarkers appear to allow us to differentiate high grade prostate cancer from the less serious low grade prostate cancer. This project is in the final validation phase. We plan to spend approximately $50,000 to complete this final validation, which we expect to complete by the end of the 2nd quarter 2006.

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

Additional Funding Requirement

Before consideration of an expense and cash flow review currently underway by management, we believe we have sufficient cash to continue operations through March 2006, based on our current cash flows. Therefore, our continued operations will depend on the production of revenue and/or the receipt of additional funding. Efforts to reach license agreements with companies using SVM Technologies are currently in process. In addition, while we have entered into agreements to perform analyses of clinical data using our computational technologies, we will earn income from those efforts only after the identification, patenting, and licensing of new biomarkers.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company previously had been notified by it’s outside independent auditing firm of material weaknesses in its internal controls over financial reporting.  During 2005, the Company made corrective actions in its internal controls over financial reporting, including establishing reporting procedures and communication protocols with the Company’s accountants and auditors, and management, including our Chief Executive Officer and Chief Financial Officer, believe that the controls are currently effective.

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

During the second and third quarter of 2005, the Company extended its fundraising efforts through the sale of common stock to accredited investors through a private sale. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of September 30, 2005, a total of 12,093,750 restricted common shares were sold to accredited investors for $1,818,294 net of issuance costs of $116,706. The issuance cost consisted of $70,300 in cash, 287,500 warrants, each entitling the holder to buy one share of common stock for $0.24 valued at $43,125, and 9,375 shares of common stock valued at $3,281, which was paid or accrued to consultants for assistance in selling the Company’s common stock. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors.

Under the private placement, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective within 120 days of March 10, 2005. On May 9, 2005, the Company filed a preliminary registration statement with the Securities and Exchange Commission and filed an amended registration statement on October 4, 2005, but as of the date hereof, such registration statement has not been declared effective. As a consequence, provisions in certain of the Round 2 Private Placement documents required on August 7 and September 6, 2005, 68,125 shares of the Company’s common stock and 68,125 warrants to purchase the Company’s common stock to be issued to certain shareholders who acquired in the aggregate 6,812,500 shares in the Round 2 Private Placement for each date. In addition on October 6, 2005 and November 5, 2005 an additional 136,250 shares of the Company’s common stock and 136,250 warrants to purchase the Company’s common stock were issued this group of shareholders. The additional number of shares and warrants is based upon one percent of the number of shares and warrants purchased by such participants for each 30-day period beginning on the 121st day until the registration statement is declared effective. Beginning September 7, 2005, the number of shares and warrants to be issued increased from one percent to two percent for each 30-day period until the registration statement is declared effective. A total of 408,750 shares and 408,750 warrants were issued as a result of the provision.

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

10.6	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.6 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.
10.7	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.
10.8	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.8 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.
10.9	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, File No. 333-62216, filed April 19, 2005.
31	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.
31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer.
32.1	Section 1350 Certification of Chief Financial Officer

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB

(B) REPORTS ON FORM 8-K.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: November 14, 2005	/s/ Stephen D. Barnhill M.D.
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: November 14, 2005	/s/ Robert S. Braswell IV
Printed Name: Robert S. Braswell IV
Title: Chief Financial Officer / Secretary