Form 10KSB
period 2005-12-31
HEALTH DISCOVERY CORP
filed 2006-03-31
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-62216

HEALTH DISCOVERY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Texas	74-3002154
(State of Incorporation)	(I.R.S. Employer Identification No.)

5501 ½ Abercorn Street, Savannah, GA	31405
(Address of principal executive offices)	(Zip Code)

(912) 352-7488
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:
None

Securities Registered Pursuant to Section 12 (g) of the Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).[   ]

State issuer’s revenues for its most recent fiscal year. $226,998

The aggregate market value of the voting common stock held by non-affiliates as of March 29, 2006 was approximately $9,507,847. There were 114,963,384 shares of common stock outstanding as of March 29, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our History

We were organized under the name Direct Wireless Communications, Inc., in April 2001 by Direct Wireless Corporation, which licensed to us its technology for a wireless telephone. In October 2001, Direct Wireless Corporation, then our sole stockholder, pursuant to an effective registration statement under the Securities Act of 1933, distributed its entire holdings of our common stock as a stock dividend to its stockholders. As a result of the dividend, Direct Wireless Corporation ceased to own any of our equity securities. The negative events that occurred over the next several years in the communications industry made it difficult for us to fund the advancement of our communication platform. As a result, we made the decision to strategically change the overall direction of our intended business activities.

On August 26, 2003, we acquired all of the assets of The Barnhill Group, LLC, which was owned by Stephen D. Barnhill, M.D. Dr. Barnhill is a physician trained in laboratory medicine and clinical pathology. He developed artificial intelligence and pattern recognition computational techniques used in medicine, genomics, proteomics, diagnostics and drug discovery. Following the acquisition, Dr. Barnhill became our Chief Executive Officer and Chairman of our Board of Directors. Also, immediately following our acquisition of The Barnhill Group and the change in strategic direction of the Company, our licensing rights to the telecommunications technology previously granted by Direct Wireless Corporation were terminated and all payments due to Direct Wireless Corporation were terminated.

Subsequently, we amended our charter to change our name to Health Discovery Corporation. Direct Wireless Communications (DWCM) officially became Health Discovery Corporation on November 6, 2003, at which time the new trading symbol (HDVY) became effective.

On September 30, 2003, we acquired the assets of Fractal Genomics, LLC, a company with patented Fractal Genomics Modeling software, through the issuance of 3,825,000 common shares of the Company. In addition to the common stock shares issued for the acquisition of Fractal Genomics, LLC’s assets, the Company agreed to execute a note for $500,000 payable in $62,500 quarterly installments to the seller beginning on January 1, 2004 with the final payment being made in October 2005. Fractal Genomics utilized its technology to find, link and model patterns of similarity hidden in large amounts of information, such as the clinical databases used for diagnostic and drug discovery. Fractal Genomics has applied its technology to protein and pathway discovery in leukemia and lung development, which could lead to the identification of novel proteins that could be used to develop diagnostic markers and drug targets. Our acquisition of Fractal Genomics was completed December 30, 2003.

On July 30, 2004, we began purchasing rights to a portfolio of 71 patents and pending patent applications, including patents on the use of Support Vector Machines, or SVMs, and other machine learning tools useful for diagnostic and drug discovery (the “SVM Portfolio”). On May 6, 2005, the Company acquired the remaining interest in the SVM Portfolio from a group of unrelated third parties.

Effective September 26, 2004, we were assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”). The patent license agreement was associated with the patents acquired July 30, 2004. We agreed to pay minimum royalty fees to Lucent, which increases as a percentage of revenue based on each licensed product that is sold, leased, or put into use by the Company. The license granted will continue for the entire unexpired term of Lucent’s patents.

The SVM is a data-driven mathematical program that uses machine learning to find otherwise hidden relationships in data and has been successfully used for colon cancer gene selection, breast cancer diagnosis, leukemia classification, genomic analysis, proteomic research and drug discovery. The patents for the SVM also cover applications in a wide variety of research endeavors unrelated to drug discovery.

One of the issued patents includes a description of a set of colon cancer genes and prostate cancer genes which could be used for diagnostic testing and drug target identification. One of the genes represents a potential vaccine for colon cancer.

The acquisition of rights to the patent portfolio brought together Dr. Stephen Barnhill, our Chairman and CEO, and three members of our Scientific Advisory Board (“SAB”) who are pioneers of SVM: Prof. Dr. Vladimir Vapnik, and Drs. Isabelle Guyon and Bernhard Schoelköpf. Prof. Dr. Vapnik was recently awarded the Humboldt Prize for developing Statistical Learning Theory, the cornerstone behind the original SVM. Dr. Guyon was the co-inventor with Prof. Dr. Vapnik on the original SVM patent, which is currently owned by Lucent Technologies, Inc. - GRL Corp (and licensed to Health Discovery). Dr. Schoelköpf, who is the director of the Max Plank Institute for Biological Cybernetics in Tubingen, Germany, won the annual dissertation prize of the German Association for Computer Science for his work on Support Vector learning.

Our Market

We are positioning ourselves to provide pharmaceutical and diagnostic companies with all aspects of First Phase Biomarker Discovery, from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. In addition, we aim to provide proprietary analytical evaluation methods and state-of-the-art computational analysis to produce relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development and commercialization.

Developing and evaluating new drugs and medical therapies in less time and at lower cost is of enormous potential benefit for modern healthcare. Genuinely new products must pass a series of both in-vitro and in-vivo testing in order to demonstrate their safety and effectiveness for a specific clinical application. Historically, the endpoints of these trials were “traditional” ones tied to the actual disease being evaluated, such as a decrease in mortality or an objective/semi-objective decrease in clinical symptoms associated with the condition. In the last 10 to 15 years, there has been a move by the U.S. Food and Drug Administration (FDA) to incorporate other endpoints, including genes that are biomarkers for the existence or absence of a particular disease, which are nontraditional findings that are related to the presence or absence of disease. Examples of successful application of biomarker data to therapeutic evaluation include the drugs Betaseron for use against multiple sclerosis and Herceptin in the treatment of breast cancer.

The FDA began an initiative in 1987 designed to expedite approval for drugs. Initially utilized for drugs that would combat the devastating AIDS epidemic, these initiatives measured alternative factors such as biomarkers to essentially evaluate the effectiveness of new therapeutics for diseases such as AIDS.

Our goal is to leverage the FDA’s expedited approval process by producing more relevant and predictable biomarkers for drug discovery. By speeding up approval, new and better medicines and diagnostic markers can be developed for patients worldwide.

Biomarkers have long played a significant role in drug discovery and development, but recent advances have signaled the potential for significant deepening of their role in terms of both broader application within particular stages of the process and application across a broader spectrum of functions. Even before the recent resurgence of interest in the subject, single-analyte biomarkers had already made significant impacts on clinical studies as surrogates for clinical endpoints. Recent advances in discovery of multi-component biomarkers and single-molecule markers derived from them show promise of providing greatly improved clinical sensitivity and specificity over their pre-genomic forbearers.

One major difficulty with biomarker discovery relates to the accessibility of patient samples. Whereas tissues from animal models are usually readily available, human tumor specimens and human body fluid specimens are often unavailable or inaccessible for most common diseases of major commercial interest.

Another major difficulty is developing new mathematical tools capable of handling the analysis of the terabytes of information being generated by gene and protein analysis of clinical specimens that must be sifted through to identify the key biomarkers that will provide important clues leading to the identification of new diagnostic and drug targets, not only for cancer but for other medically and commercially important diseases as well.

An additional difficulty in commercialization of newly discovered biomarkers is establishing relationships at large U.S. medical and cancer centers to validate the results in a clinical setting. Validation studies are required to ensure that the markers are valid for a large population. The validation process is characterized by proving the efficacy of the newly discovered biomarkers in larger sample sets. Access to these prestigious institutions for validation studies can often be difficult to arrange.

Using our established relationships with top U.S. medical and cancer centers and our computational technologies, our goal is to overcome the difficulties encountered with biomarker discovery and become the first company, to our knowledge, to perform the total process of first-phase discovery by identifying a particular clinical problem to be solved and performing the entire process leading to the identification of the genes or proteins (called biomarkers), and the relationships among them (called pathways) that are relevant to the solution of the medical problem as described below.  This process will consist of an assessment of the clinical problem, the determination of the clinical trial set-up (the number of patients and what medical conditions they represent), the proper selection and procurement of high quality specimens for analysis, an analytical evaluation of the specimens through laboratory tests to produce the clinical data, and the mathematical evaluation of the data using our proprietary pattern recognition techniques such as fractal geometric modeling to produce an accurate determination of the relevant genes and proteins and the manners in which they interact. Once we discover these new biomarkers and pathways, we intend to immediately file patent applications to protect the discoveries such as with the patents filed for our Prostate cancer and Leukemia discovery.

These patent-protected biomarkers and pathways represent the products of our Company.  After our discovery is patent protected, the process of selling or licensing the newly discovered biomarkers and pathways will begin.  The information will then be sold or licensed to diagnostic companies for development into new state-of-the-art diagnostic assays and the same information will be sold or licensed to pharmaceutical companies for further development into the next generation of therapeutic targets or to solve drug safety issues.

Intellectual property is a key asset in diagnostic and drug discovery. Our products will be based on intellectual property, which includes the discovered biomarkers and pathways produced through our own internal research programs, as well as joint discovery efforts with academic institutions, diagnostic and pharmaceutical companies worldwide.

Our discovery process has already been shown to lead to the identification of biomarkers and pathways in leukemia and lung cancer development and we hope it will be instrumental in diagnosing and treating patients with devastating diseases like cancer, heart disease, obesity and AIDS.

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

We will provide pharmaceutical and diagnostic companies with all aspects of first phase diagnostic and drug discovery, beginning with expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to produce relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

Support Vector Machines (SVMs)

Since their introduction in 1995, SVMs marked the beginning of a new era in the “learning-from-examples” paradigm in artificial intelligence. Rooted in the Statistical Learning Theory developed by Vladimir Vapnik, a member of our Scientific Advisory Board, SVMs quickly gained attention from the pattern recognition community due to a number of theoretical and computational merits.

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

Statistical Learning Theory, the backbone of SVMs, provides a new framework for modeling learning algorithms, merges the fields of machine learning and statistics, and inspires algorithms that overcome all of the above difficulties. A new generation of learning algorithms - or equivalently of statistical methods - has recently been developed, based on this theory. Such methods prove remarkably resistant to the problems imposed by “noisy” data and high dimensionality. They are computationally efficient. The optimal solution can always be found. These methods have an inherent modular design that simplifies their implementation and analysis and allows the insertion of domain knowledge. More importantly, they come with theoretical guarantees about their generalization ability.

Creation of the Support Vector Machine

In the mid-1990s, Vladimir Vapnik, together with Bernhard Boser and Isabelle Guyon, also a member of our SAB, discovered a new algorithm for implementing inductive inferences associated with Statistical Learning Theory: the Support Vector Machine. The key idea was to map input vectors into a high dimensional space and to construct in that space hyperplanes with a large margin (and hence with low capacity).

The seminal idea for the theory of statistical learning began in the 1960’s with the prominent work of Professors Vapnik and Chevronenkis with the discovery of the VC dimension. The technology for mapping input vectors into a high dimensional space was realized by the so-called kernel trick, which in many cases avoids the need to manipulate data in the high dimensional space. By 1995, these ideas had been extended to all of the main function estimation problems: pattern classification, regression estimation, density estimation, and finding solutions to equations. Statistical Learning Theory and SVMs are now widely accepted and described in international research journals and frequently presented at major scientific meetings around the world.

There are several reasons for this popularity:

▪	Most importantly, in all benchmark problems, SVM solutions were among the winners.

▪
These methods do not rely on heuristics, but rather on solid mathematical foundations. Therefore, one can use mathematical tools to understand the behavior of existing methods, to improve them, and to design new methods.

▪
SVM methods are very well suited to the analysis of high dimensional (even infinite dimensional) spaces. It appears that high dimensional analysis will be crucial in the challenging problems that are emerging in areas such as bioinformatics, image analysis, and information retrieval.

Significant Advantages of Support Vector Machines

Bioinformatics is facing new challenges as the amount of available data increases exponentially. Data is valuable only if it can be understood and can help in making predictions, in the form, for instance, of early detection diagnostics or minimizing new drug failure in late stage trials. Computer algorithms have a critical role to play in annotating data, organizing it, drawing attention to entries of particular interest, and proposing tentative data explanations. It has always been tempting to seek a universal tool that, much like the brain, has very broad data processing capabilities.

Clearly, there is a need not only for data analysis tools that are powerful, but that can also be used effortlessly by a wider range of people who do not necessarily have a strong background in statistics or computer science. There is also a need for tools that can be used in a fast, flexible and evolving fashion, such that new problems can be treated with previously developed tools. The race to a real breakthrough is measured not only in accuracy, but also in development time, cost and ease of next generation improvements.

We believe that this is why SVMs represent a significant solution to the challenges of interpreting diagnostic and drug development data. They hold the promise that other techniques, including artificial neural networks, have failed to provide: optimal and reliable performance with easy implementation.

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

Robustness: SVMs are often successful even with sparse data (few examples), unbalanced data (more examples of one category), redundant data (many similar examples), and heterogeneous data (examples coming from different sources).

Recursive Feature Elimination - Support Vector Machine (“RFE-SVM”)

The RFE method was first reported in 2002 in an article entitled “Gene Selection for Cancer Classification Using Support Vector Machines”, co-authored by HDC scientific team members Dr. Isabelle Guyon, co-inventor of SVMs, Vladimir Vapnik, recent Humboldt prize winner for the development of the theory behind SVMs, and Dr. Stephen Barnhill. The article describing the initial discovery was published in the journal Machine Learning and is widely cited in subsequent publications recognizing the significance of the RFE method within the SVM field.

RFE is a powerful tool for achieving feature reduction because it takes into account dependencies between features and, therefore, is considered more sophisticated than other methods that evaluate and eliminate features independently. This technology has gained wide acceptance in both academia and commercial applications and is utilized by many top tier institutions and corporations. Some examples of academic success with the use of RFE include The University of California for diagnostic markers of cardiovascular illness, Columbia University for genomic analysis, MIT for epileptic seizure detection using EEG’s, University of Oviedo, Spain, for assessing beef quality, University of Trento, Italy, for molecular profiling of DNA microarray data, classification of heart arrhythmias and digital mammogram analysis, Vanderbilt University for mass spectroscopy data, Stanford University for gene microarray analysis and many others. Additionally, corporate scientists from Intel (INTC:NASDAQ), Microsoft (MSFT:NASDAQ), Hoffman LaRoche (ROG:SWX), and others have incorporated RFE into their research on data mining, gene expression, and other machine learning applications.

Fractal Genomics Modeling

Fractal Genomics Modeling (FGM) technology is designed to study complex networks. A complex network can be made up of genes inside a living organism, web pages on the Internet, stocks within a financial market, or any group of objects or processes that appear to be connected together in some intricate way. Fractal Genomics uses a new approach toward modeling network behavior to rapidly generate diagrams and software simulations that facilitate prediction and analysis of whatever process is your particular object of study. Two important concepts behind FGM technology are the notions of self-similarity and scale free networks.

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

Scale-Free Networks

The structural property of self-similarity does not mean that hubs or nodes in networks will all look basically the same. Some nodes have a single branch leading to another node, while other nodes have branches into a large number of other nodes. Using the example of an airline routing network, many more links (branches) will connect to a large city that is a major hub than to a minor, small town airport. So, although there may be structural similarities between the parts and the whole, the individual nodes can be quite different. This has been found to be a common trait in many complex networks. Because of this feature, it is very difficult to measure or assign a “scale” to what a typical node looks like in these networks.

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

The acquisition of Fractal Genomics brought us a fully functional patent protected computational tool, now known as the Health Discovery Fractal Genomics Modeling (FGM) technology. This is designed to study complex biological networks such as genomic and proteomic pathways in disease. A complex network can be made up of genes or proteins inside a living organism. FGM uses this new approach toward modeling network behavior to rapidly generate diagrams and software simulations that facilitate prediction and analysis of genomic and proteomic data for diagnostic and drug discovery.

The FGM modeling process starts out by creating a special mathematical surface (the FGM surface) where every point on the surface can be used to generate a network model with varying degrees of scale-free and fractal properties. With user-supplied clinical data, models which best match the behavior of each node are selected and represented by a point on the FGM surface. These point-models are then linked, compared, and combined to generate diagrams, which reflect the behavior of genes or proteins in the entire network.

The end result of the FGM modeling process is biomarker and pathway discovery diagrams that represent nodes in the network and directions of causality or “flow” through the network such as which genes or proteins are “turning-on” or “turning-off” other precursor and successor genes or proteins in the biological system. FGM-derived diagrams expedite forecasting, analysis, and study of complex system behavior by clearly displaying all hubs, links, and flow in the network. With this knowledge, diagnostic companies can use the newly identified biomarkers to create state-of-the-art tests to identify key genes and proteins involved in certain diseases and pharmaceutical companies can explore new therapeutic drug targets designed to interrupt (“turn-off”) genes or proteins with undesirable effects or promote (“turn-on”) genes or proteins with desirable effects.

Therefore, as a result of our Fractal Genomics acquisition, we are preparing to begin validation studies, at M.D. Anderson Cancer Center, of the recently discovered and patent protected set of leukemia genes, discovered using the newly acquired FGM technique, which was shown to separate ALL-T-cell leukemia from ALL-B-cell leukemia with 100% accuracy. This gene set, now our intellectual property, was originally presented to the medical and scientific world by Dr. Herbert Fritsche, Chairman of our Scientific Advisory Board, a world-renowned, expert in cancer markers and Professor at M.D. Anderson Cancer Center, at the 31st Meeting of the International Society for Oncodevelopmental Biology and Medicine (ISOBM) in Edinburgh, United Kingdom.

To date, our FGM technology has been successfully used to analyze databases from M.D. Anderson Cancer Center, St. Jude Children’s Hospital, Stanford University, the University of Miami and the Alvin J. Siteman Cancer Center at Washington University.

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

We intend to provide pharmaceutical and diagnostic companies with all aspects of first phase diagnostic and drug discovery from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to produce relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

First Phase Biomarker Discovery is based on the proposition that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This pathway includes six critical levels of decision-making - all of which are part of our business strategy.

1. First Level of Discovery - Assess the Clinical Dilemma

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

2. Second Level of Discovery - Properly Identify and Procure the Most Relevant and Professionally Collected Specimens

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

3. Third Level of Discovery - Analyze the Specimens

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

4. Fourth Level of Discovery - Analyze the Data

The data generated from the analytical component must then be computationally analyzed for the discovery of new biomarkers, patterns among those biomarkers and causality pathways. We will decide which of the current leading computational algorithms, such as our FGM and SVM techniques, are best suited to solve the particular clinical dilemma in question. The data is then computationally analyzed, and the new biomarkers and pathways are discovered and patent protected.

5. Fifth Level of Discovery - Protect the Discovery

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

6. Sixth Level of Discovery - Evaluate the Clinical and Utility of Discovered Biomarkers

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

Our Strategic Agreements

In keeping with our corporate goal of building strong partnerships for biomarker discovery, we have signed several biomarker discovery agreements with strong academic centers of excellence in the United States, including M.D. Anderson Cancer Center and Stanford University. All of these agreements include either joint ownership in any biomarker or pathway discovered or rights to an exclusive worldwide license to our discovery. Once we secure a contract with an academic institution for biomarker and pathway discovery with commercialization rights and/or generate preliminary results, we begin negotiating these commercialization rights to our discoveries with diagnostic and pharmaceutical companies worldwide.

In October 2003, we signed our first Agreement with M.D. Anderson Cancer Center. With this agreement we will analyze a gene expression database to identify new biomarkers and pathways involved in leukemia. Under the terms of the agreement, M.D. Anderson has granted us a first option to obtain an exclusive worldwide royalty-bearing commercial license to commercialize any discovered biomarkers or pathways we identify.

In January 2004, we entered into our second Biomarker and Pathway Discovery Agreement with the University of Texas, M.D. Anderson Cancer Center in Houston Texas. Under the terms of the agreement, the University of Texas, M.D. Anderson Cancer Center, has again granted us a first option to obtain an exclusive worldwide royalty-bearing commercial license to commercialize any discovered prostate cancer biomarkers or pathways identified by us utilizing our proprietary FGM computational techniques. This second collaboration with M.D. Anderson Cancer Center will give us access to a new systems biology approach for data analysis for new biomarker and pathway discovery in prostate cancer. We intend to use the findings of this study to develop new diagnostic approaches for prostate cancer and improve the clinical management of these patients. U.S. Cancer Statistics: 2000 Incidence recently released by the Department of Health and Human Services shows that prostate cancer is the leading cancer overall in men in the United States and according to the National Institutes of Health, in 1997, the estimated number of new cases of prostate cancer in the United States is 209,900, and the estimated number of deaths from the disease is 41,800. The current market for prostate cancer testing with PSA, the biomarker currently used to diagnose prostate cancer, is estimated to be approximately $350 million annually around the world.

In March 2004, we entered into an agreement with Stanford University to use our proprietary and patent protected FGM computational techniques to identify new patterns of biomarkers in lymphatic insufficiency and its response to therapeutic lymphangiogenesis. According to the agreement, ownership of Research Program Inventions conceived, discovered or reduced to practice under the Research Program will be determined based on inventorship. As such, any invention discovered using our analytical tools on this Stanford database would be jointly owned by Stanford and us. According to the World Health Organization, lymphedema affects 250 million people worldwide. Others estimate that one in every twenty-five will suffer from some form of lymphedema during their lifetime. The M.D. Anderson Cancer Center in Houston, Texas reports that approximately 15% of all women with breast cancer will develop lymphedema over the course of their lifetime and that lymphedema resulting from prostate cancer is on the rise.

In March 2004, we signed an agreement with the University of Miami to use our patent-protected computational techniques to identify new patterns of biomarkers in AIDS Related Dementia. It is hoped that this newly discovered information will allow physicians to better understand the pathogenesis of AIDS Related Dementia and will assist in the diagnosis and treatment of this devastating disease. On November 16, 2005, we announced that the University of Miami would acquire full ownership of the recent AIDS Biomarker Signature discovered by our scientists using the Company's patent-protected FGM Technology. The University of Miami agreed to an upfront cash payment and continuing royalty payments for any future commercial sales related to this new discovery.

In September of 2004, we entered into an agreement with Dr. Thomas Stamey of Stanford University Medical Center to analyze what is thought by Dr. Stamey to be the most comprehensive prostate cancer gene chip database in the world. This database consists of Affymetrix gene chips containing 25,000 prostate related genes. This data is from 92 patients representing 9 classes of prostate disease - from BPH through all grades of prostate cancer. Using this database, HDC hopes to identify new biomarkers for prostate cancer. We will also use our patent-protected computational techniques such as Support Vector Machine and Fractal Genomics Modeling to analyze this data to determine the most relevant proteins to be used for diagnostics and drug targets. All discoveries will be jointly owned by the Company and Dr. Stamey with HDC having a worldwide exclusive license for commercialization.

On November 22, 2005, we entered into a licensing agreement with Clarient, Inc. a technology and services resource for pathologists, oncologists and the pharmaceutical industry, in which Clarient will utilize our SVM intellectual property. Under the terms of the Agreement, Clarient paid us an upfront licensing fee, a monthly expert development fee, and future royalties for any Clarient product developed using the licensed SVM technology. We hope this will allow Clarient to develop applications to detect cancer cells in peripheral blood and bone marrow.

Employees

On December 31, 2005, we had 5 full time employees. We do not expect any significant change in the number of employees over the next 12 months. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website address is www.HealthDiscoveryCorp.com. From the home page, select the “Display SEC Filings” tab followed by “SEC Filings.” This is a direct link to our filings with the Securities and Exchange Commission (“SEC”), including but not limited to our Annual Report of Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

Governmental Regulation

Our business plan involves First Phase Biomarker Discovery. This early discovery process does not involve any governmental regulations or approvals. If we are successful in licensing our discoveries to other companies, FDA approvals may be required before the ultimate product may be sold to consumers. Companies licensing our discoveries or technologies will be responsible for all costs involved in such approvals. If we are not successful in licensing these discoveries and choose to take these discoveries to market ourselves, we may then be subject to applicable FDA regulations and would then bear the costs of such approvals.

We know of no governmental regulations that will affect the Company’s current operations or products.

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of seventeen patents which were or have since issued as well as 35 other patent applications that are pending in the U.S. and elsewhere in the world. The issued patents to date are:

U.S. Patent No. 6,128,608: Enhancing Knowledge Discovery Using Multiple Support Vector Machines.

U.S. Patent No. 6,157,921: Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment.

U.S. Patent No. 6,427,141: Enhancing Knowledge Discovery Using Multiple Support Vector Machines.

U.S. Patent No. 6,658,395: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.

U.S. Patent No. 6,714,925: System for Identifying Patterns in Biological Data Using a Distributed Network.

U.S. Patent No. 6,760,715: Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.

U.S. Patent No. 6,789,069: Method of Identifying Patterns in Biological Systems and Method of Uses.

U.S. Patent No. 6,882,990: Method of Identifying Biological Patterns Using Multiple Data Sets.

U.S. Patent No. 6,944,602: Spectral Kernels for Learning Machines

U.S. Patent No. 6,996,542: Computer-Aided Image Analysis

Australian Patent No. AU 764897: Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.

South African Patent No. ZA 00/7122: Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.

Australian Patent No. AU 780050: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.

Chinese Patent No. ZL00808062.3: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.

European Patent No. 1192595: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.

Norwegian Patent No. 319,838: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.

Australian Patent No. AU 779635: Method of Identifying Patterns in Biological Systems and Method of Uses.

Canadian Application No. 2,330,878: Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines

European Publication No. 1082646: Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines

Hong Kong Application No. 011065063: Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines

Indian Application No. 2000/00580: Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines

Canadian Application No. 2,371,240: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines

Indian Application No. 2001/01329: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines

Israeli Application No. 146746: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines

Japanese Application No. 2000-620577: Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines

South Korean Application No. 7015064/2001: Enhancing Knowledge Discovery from Data Sets Using Multiple Support Vector Machines

Canadian Application No. 2,388,595: Method of Identifying Patterns in Biological Systems and Method of Uses

European Publication No. 1236173: Method of Identifying Patterns in Biological Systems and Method of Uses

Japanese Application No. 2001-534088: Method of Identifying Patterns in Biological Systems and Methods of Uses

U.S. Patent Publication No. 2005/0165556: Colon Cancer-Specific Markers

U.S. Patent Publication No. 2003/0172043: Methods of Identifying Patterns in Biological Systems and Uses Thereof

U.S. Application No. 11/274,931: Biomarkers for Screening, Predicting, and Monitoring Prostate Disease

PCT Application No. PCT/US2005/041442: Biomarkers for Screening, Predicting, and Monitoring Prostate Disease

Australian Application No. 2002253879: Methods of Identifying Patterns in Biological Systems and Uses Thereof

Canadian Application No. 2,435,254: Methods of Identifying Patterns in Biological Systems and Uses Thereof

European Publication No. 1459235: Methods of Identifying Patterns in Biological Systems and Uses Thereof

Japanese Application No. 2002-560076: Methods of Identifying Patterns in Biological Systems and Uses Thereof

U.S. Application No. 11/225,251: Spectral Kernels for Learning Machines

European Publication No. 1384155: Spectral Kernels for Learning Machines

U.S. Patent Publication No. 2005/0071300: Kernels and Methods for Selecting Kernels for Use in a Learning Machine

European Publication No. 1393196: Kernels and Methods for Selecting Kernels for Use in a Learning Machine

U.S. Application No. 11/349,542: Computer-Aided Image Analysis

Australian Application No. 2002243783: Computer Aided Image Analysis

Canadian Application No. 2,435,290: Computer Aided Image Analysis

European Publication No. 1356421: Computer Aided Image Analysis

Japanese Application No. 2002-560082: Computer Aided Image Analysis

U.S. Patent Publication No. 2005/0216426: Methods for Feature Selection in a Learning Machine

U.S. Patent Publication No. 2005/0071140: Model Selection for Cluster Data Analysis

U.S. Application No. 10/481,068: Data Mining Platform for Bioinformatics

U.S. Patent Publication No. 2005/0228591: Kernels and Kernel Methods for Spectral Data

U.S. Patent Publication No. 2005/0131847: Pre-Processed Feature Ranking for a Support Vector Machine

European Publication No. 1449108: Pre-Processed Feature Ranking for a Support Vector Machine

Competition

Health Discovery Corporation’s main service/product is First-Phase Biomarker Discovery. While there are numerous companies that perform individual steps in this process, we know of no other company that performs all steps in First-Phase Biomarker Discovery. Competing companies in the biomarker discovery arena have made numerous promising discoveries but have failed to bring fully validated biomarkers to market. We feel that by performing and controlling all steps of this process, we can eliminate the problems these companies have had in validating their findings, and thus, produce fully validated, marketable biomarkers.

Our SVM technology and FGM technology give us a distinct advantage over competing technologies. Neither classical statistical analysis nor neural networks (the two competing technologies) can handle the large amounts of inputs necessary to produce fully validated biomarkers.

Research and Development

Our past Research and Development costs have been minimal due to the unique relationships we have maintained with the members of our scientific team and their institutions. Our total R&D costs have consisted solely of the consultant fees paid to Dr. Stamey, Dr. Vapnik, Dr. Zhang, and Dr. Guyon. These fees consisted of $404,421 in cash for 2005 and $202,460 in cash and $100,000 in stock for a total 2004 R&D cost of $302,460. There were no R&D costs in 2003.

RISK FACTORS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, all statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including the successful implementation of our services, business strategies and measures to implement such strategies, competitive strengths, expansion and growth of our business and operations, references to future success and other such matters are forward-looking statements and are based on the beliefs of, assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may involve uncertainties and other factors that may cause the actual results and performance of our company to be materially different from future results or performance expressed or implied by such statements.

The cautionary statements set forth in this “Risk Factors” section and elsewhere in this annual report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Among others, factors that could adversely affect actual results and performance include failure to successfully develop a profitable business, delays in identifying and enrolling customers, and the inability to retain a significant number of customers. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Risks Related to Our Business

We are a developing business and a high-risk company.

We are a high-risk company in a volatile industry. In September 2003, we completely changed the focus of our business from wireless telecommunications to biotechnology. Consequently, we have no history on which to base an evaluation of our business and prospects. Thus, investors should recognize that an investment in our company is risky and highly speculative. We are a developing business, and our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Failure to implement and execute our business and marketing strategy successfully, to provide superior customer service, to respond to competitive developments and to integrate, retain and motivate qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We must successfully overcome these and other business risks. If our efforts are unsuccessful or other unexpected events occur, purchasers of the common stock offered hereby could lose their entire investment.

We expect to incur future losses, and we may never achieve or sustain profitability.

We expect to continue to incur net losses and have negative cash flows in the future due in part to high research and development expenses, including enhancements to our technologies and investments in new technologies. We cannot assure you that we will ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our business is difficult to evaluate because we have a limited history of operations.

Since our reorganization in 2003, our focus and our business model have been continually evolving. Accordingly, we have a history of operations in which there is insufficient information to identify any historical pattern. Even if we could discern such a pattern, the rapidly evolving nature of the biotechnology and pharmaceutical industries would make it very difficult to identify any meaningful information in such short a history. Therefore, it is also difficult to make any projections about the future of our operations. This difficulty may result in our shares trading below their value.

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

We may need additional financing.

Additional proceeds may be required to finance our activities. We cannot assure prospective investors that we will not need to raise additional capital or that we would be able to raise sufficient additional capital on favorable terms, if at all. No binding arrangements have been made to secure such financing, and there can be no assurance that such additional financing will be available when required on terms acceptable to us. If we fail to raise sufficient funds, we may have to cease operations, which would materially harm our business and financial results. If we raise additional capital by issuing equity securities, our stockholders may experience dilution. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Our operating results may vary from period to period due to numerous factors, many of which are outside our control, including the number, timing and acceptance of our services. Factors that may cause our results to vary by period include:

▪	changes in the demand for our products and services;

▪	the nature, pricing and timing of products and services provided to our collaborators;

▪	acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

▪	reduced capital investment for extended periods;

▪	losses and expenses related to our investments in joint ventures and businesses;

▪	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

▪	changes in intellectual property laws that affect our rights in genetic information that we sell; and

▪	payments of milestones, license fees or research payments under the terms of our increasing number of external alliances.

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

Our stock price has, since September 1, 2003, traded as high as $0.60 and as low as $0.06. Our stock price could fluctuate significantly due to a number of factors beyond our control, including:

▪	variations in our actual or anticipated operating results;

▪	sales of substantial amounts of our stock;

▪	announcements about us or about our competitors, including technological innovation or new products or services;

▪	litigation and other developments related to our patents or other proprietary rights or those of our competitors;

▪	conditions in the life sciences, pharmaceuticals or genomics industries; and

▪	governmental regulation and legislation.

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

In the past, companies that have experienced volatility in the market prices of their stock have been the objects of securities class action litigation. If we became the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could affect our profitability.

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

Even if our computational technologies are effective as research tools, our customers or we may be unable to develop or commercialize new drugs, therapies or other products based on them.

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

Our acquired SVM Portfolio utilizes technology covered by an earlier-issued patent, and if we lose the rights to use that patent, our ability to exploit certain aspects of our SVM technology will be impaired.

Our acquired SVM Portfolio utilizes technology covered by the original hyperplane patent (Pat. No. 5,649,068) invented by members of our Scientific Advisory Board and owned by Lucent Technologies, Inc. - GRL Corp. (“Lucent”). We have obtained an assignment of a pre-existing patent license from Lucent. If Lucent were to terminate the license, it is possible that we would not be able to use portions of the Support Vector Machine technology.

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

The markets for our products and services are very competitive, and we expect our competition to increase in the future. Although we have not identified one company that provides the full suite of services that we do, we compete with entities in the U.S. and elsewhere that provide products and services for the analysis of genomic information and information relating to the study of proteins (proteomic information) or that commercializes novel genes and proteins. These include genomics, pharmaceutical and biotechnology companies, academic and research institutions and government and other publicly funded agencies. We may not be able to successfully compete with current and future competitors. Many of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. This may allow these competitors to discover or to develop products in advance of US or of our customers.

Some of our competitors, especially academic and research institutions and government and other publicly funded agencies, may provide for free services or data similar to the services and data that we provide for a fee. Moreover, our competitors may obtain patent and other intellectual property protection that would limit our rights or our customers’ and partners’ ability to use or commercialize our discoveries, products and services. If we are unable to compete successfully against existing or potential competitors, we may never achieve profitability.

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

If our business does not keep up with rapid technological change or continue to introduce new products, we may be unable to maintain market share or recover investments in our technologies.

Technologies in the biomarker industry have undergone, and are expected to continue to undergo, rapid and significant change. We may not be able to keep pace with the rapid rate of change and introduce new products that will adequately meet the requirements of the marketplace or achieve market acceptance. If we fail to introduce new and innovative products, we could lose market share to our competitors and experience a reduction in our growth rate and damage to our reputation and business.

The future success of our business will depend in large part on our ability to maintain a competitive position with respect to these technologies. We believe that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and are reluctant to switch to a competing product after making their initial selection. However, our business or others may make rapid technological developments, which could result in our technologies, products or services becoming obsolete before we are able to recover the expenses incurred to develop them.

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

In addition, we may not be able to control the amount and timing of resources our collaborators devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or changes in a collaborator’s or a licensee’s business strategy may negatively affect its willingness or ability to complete its obligations under the arrangement with us. Furthermore, our rights in any intellectual property or products that may result from our collaborations may depend on additional investment of money that we may not be able or willing to make.

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

Our business is highly dependent upon the continued services of our Chief Executive Officer, Board of Directors, and Scientific Advisory Board. While members of our senior management are parties to employment or consulting agreements and non-competition and non-disclosure agreements, we cannot assure you that these key personnel and others will not leave us or compete with us, which could materially harm our financial results and our ability to compete. The loss, incapacity or unavailability for any reason of any of these individuals could have a material adverse effect upon our business, as well as our relationships with our potential customers. We do not carry key person life insurance on any member of our senior management. Furthermore, competition for highly qualified personnel in our industry and geographic locations is intense. Our business would be seriously harmed if we were unable to retain our key employees, or to attract, integrate or retain other highly qualified personnel in the future.

We may not be able to employ and retain experienced scientist, mathematicians and management.

Technologies in our industry have undergone, and are expected to continue to undergo, rapid and significant change. A highly skilled staff is integral to developing, marketing and supporting new products that will meet or exceed the expectations of the marketplace and achieve market acceptance. Without experienced staff, our business may be unable to maintain or grow market share, which could result in lower than expected revenues and earnings.

We may acquire or make strategic investments in other businesses and technologies in the future, and these could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

If opportunities arise, we may consider making acquisitions of businesses, technologies, services or products. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that may have a material adverse effect on the operating results of our business. Moreover, even if we acquire complementary businesses or technologies, we may be unable to successfully integrate any additional personnel, operations or acquired technologies into our business. Difficulties in integrating an acquired business could disrupt our business, distract our management and employees and increase our expenses. Future acquisitions could expose us to unforeseen liabilities and result in significant charges relating to intangible assets. Sizable acquisitions may also divert senior management from focusing on our existing business plan. Finally, if we make acquisitions using convertible debt or equity securities, existing stockholders may be diluted, which could affect the market price of our stock.

If our access to tissue samples or to genomic data or other information is restricted, or if this data is faulty, our business may suffer.

To continue to build our technologies and related products and services, we need access to third parties’ scientific and other data and information. We also need access to normal and diseased human and other tissue samples and biological materials. We may not be able to obtain or maintain such access on commercially acceptable terms. Some of our suppliers could become our competitors and discontinue selling supplies to us. Information and data from these suppliers could contain errors or defects that could corrupt our databases or the results of our analysis of the information and data. In addition, government regulation in the United States and other countries could result in restricted access to, or use of, human and other tissue samples. Although currently we do not face significant problems in obtaining access to tissues, if we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business may suffer.

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

Our success depends in large part on our ability to patent our discoveries.

Our success depends, in large part, on our ability to obtain patents on biomarkers and pathways that we have discovered and are attempting to commercialize. We face intense competition from other biotechnology and pharmaceutical companies. These include customers who use our products and technologies and are pursuing patent protection for discoveries, which may be similar or identical to our discoveries. We cannot assure you that other parties have not sought patent protection relating to the biomarkers and pathways that we discovered or may discover in the future. Our patent applications may conflict with prior applications of third parties or with prior publications. They may not result in issued patents and, even if issued, our patents could be invalidated or may not be sufficiently broad to provide us with any competitive advantages. U.S. and other patent applications ordinarily remain confidential for 18 months from the date of filing. As a result, patent applications that we file which we believe are novel at the time of filing, may be determined at a later stage to be inconsistent with earlier applications. Any of these events could materially harm our business or financial results.

Litigation or other proceedings or third party claims of intellectual property infringement could prevent us, or our customers or collaborators, from using our discoveries or require us to spend time and money to modify our operations.

If we infringe patents or proprietary rights of third parties, or breach licenses that we have entered into with regard to our technologies and products, we could experience serious harm. If litigation is commenced against us for intellectual property rights infringement, we may incur significant costs in litigating, whether or not we prevail in such litigation. These costs would also include diversion of management and technical personnel to defend us against third parties or to enforce our patents (once issued) or other rights against others. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could prevent us from being able to further develop or commercialize. This could also result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. If we are not able to obtain these licenses at a reasonable cost, if at all, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

The technology that we use to develop our products, and the technology that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in other genomic-related businesses.

As is typical in the genomics, biotechnology and software industries, we will probably receive in the future notices from third parties alleging patent infringement. We believe that we are not infringing the patent rights of any third parties. No third party has filed a patent lawsuit against us. We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

▪	assert claims of infringement;

▪	enforce our patents as they are granted;

▪	protect our trade secrets or know-how; or

▪	determine the enforceability, scope and validity of the proprietary rights of others.

We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties’ patents or proprietary rights. We may also be restricted or prevented from licensing or selling our products and services. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

We may become involved in disputes regarding our patents and other intellectual property rights, which could result in the forfeiture of these rights, expose the business to significant liability and divert management’s focus.

In order to protect or enforce our patent rights, our business may need to initiate patent litigation against third parties. In addition, we may be sued by third parties alleging that we are infringing their intellectual property rights. These lawsuits are expensive, take significant time and divert management’s focus from other business concerns. These lawsuits could result in the invalidation or limitation of the scope of our patents, forfeiture of the rights associated with these patents or an injunction preventing Health Discovery from selling any allegedly infringing product. In addition, we may not prevail or a court may find damages or award other remedies in favor of the opposing party in any of these suits. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our common stock to decline.

Many of our services will be based on complex, rapidly developing technologies. Although we will try to identify all relevant third party patents, these products could be developed by the business without knowledge of published or unpublished patent applications that cover some aspect of these technologies. The biomarker industry has experienced intensive enforcement of intellectual property rights by litigation and licensing. If we are found to be infringing the intellectual property of others, we could be required to stop the infringing activity, or we may be required to design around or license the intellectual property in question. If we are unable to obtain a required license on acceptable terms, or are unable to design around any third party patent, we may be unable to sell some of our services, which could result in reduced revenue.

Risks Related to Our Industry

There are many risks of failure in the development of drugs, therapies, diagnostic products and other life science products. These risks are inherent to the development and commercialization of these types of products.

Risks of failure are inseparable from the process of developing and commercializing drugs, therapies, diagnostic products and other life science products. These risks include the possibility that any of these products will:

▪	be found to be toxic or ineffective;

▪	fail to receive necessary regulatory approvals;

▪	be difficult or impossible to manufacture on a large scale;

▪	be uneconomical to market;

▪	fail to be developed prior to the successful marketing of similar products by competitors; or

▪	be impossible to market because they infringe on the proprietary rights of third parties or compete with superior products marketed by third parties.

We are dependent on our customers’ commercialization of our discoveries. Any of these risks could materially harm our business and financial results.

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

Although we intend to become involved in the clinical phases in the future, we still expect to rely mainly on collaborators or licensees of our discovery activities to file regulatory approval applications and generally direct the regulatory review process. We cannot be certain whether they will be able to obtain marketing clearance for any product that may be developed on a timely basis, if at all. If they fail to obtain required governmental clearances, it will prevent them from marketing therapeutic or diagnostic products until clearance can be obtained, if at all. This will in turn reduce our chances of receiving various forms of payments, including those relating to sales of marketed therapeutic or diagnostic products by them.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We do lease 1,554 square feet of office space in Savannah, Georgia, on a month-to-month basis for a cost of $1,036.00 per month. Our principal executive office is located at 5501 ½ Abercorn Street, Savannah, Georgia 31405, telephone no. (912) 352-7488.

ITEM 3. LEGAL PROCEEDINGS.

On May 25, 2004, we filed suit in the District Court of McLennan County, Texas, against Bill G. Williams, Shirley K. Williams, W. Steven Walker, Jerry W. Petermann and a company controlled by Mr. Williams. In this action we allege that an aggregate of 700,000 shares of our common stock (4,900,000 after a 7-1 stock split) issued to Mr. Williams, Mr. Walker, Mr. Braswell and Mr. Petermann were not issued in compliance with Texas law and we sought to restrain the defendants and persons acting on their behalf or in concert with them from selling any shares of our stock. We also requested that the Court declare we were permitted to cancel the shares issued to the defendants and sought monetary damages, attorney’s fees and costs of the action.

In June 2004, Jerry W. Petermann agreed to return to the Company 1,000,000 shares of the Company stock, which were canceled upon return to the company as full and final settlement of the claims brought in the aforementioned lawsuit. In addition, in June 2004, Robert S. Braswell IV agreed to return to the Company 2,100,000 shares of the company stock, all of which were canceled upon return to the Company.

In July 2004, W. Steven Walker Esq., former general counsel, an officer and director of the company, agreed to settle with the company and return 366,036 shares of our common stock, which was all of the shares then owned by him, and he will no longer be a party to the suit. Accordingly, only the shares originally issued to Mr. Williams are subject to the suit, and the Company believes he controls approximately 2.1 million shares of our common stock.

After several rulings at the District Court, on August 25, 2004 the Court of Appeals for the Tenth District of the State of Texas granted our appeal and entered an order, remanding the case to the original trial judge with instructions to issue a temporary injunction to preserve the status quo. The injunction will remain until a judgment in the case becomes final or the court otherwise instructs. The injunction requires the remaining defendants, their agents, employees, affiliates, any person or entity they control, and any person acting in concert with them to (i) stop and refrain from selling or otherwise disposing of any share of our common stock; and (ii) deposit into the registry of the District Court all shares of our common stock they now own or hold. Costs of the appeal were assessed against the Respondents. The defendants have asserted several counter claims against the company, including a derivative action, and have brought third-party claims against several current officers of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of shareholders of Health Discovery Corporation, through the solicitation of proxies or otherwise.

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

	High Bid	Low Bid

First Quarter 2004	$0.48	$0.15
Second Quarter 2004	$0.30	$0.11
Third Quarter 2004	$0.22	$0.145
Fourth quarter 2004	$0.40	$0.17

First Quarter 2005	$0.40	$0.20
Second Quarter 2005	$0.41	$0.21
Third Quarter 2005	$0.25	$0.145
Fourth Quarter 2005	$0.24	$0.07

At December 31, 2005, there were approximately 474 holders of record of our common stock.

We have not paid any cash dividends since inception, and we do not anticipate paying any in the foreseeable future. We intend to retain future earnings, if any, to support the development and growth or our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, and opportunities for growth and expansion.

Drs. Vapnik and Stamey were each issued our common stock, no par value, equal to $10,000 per month beginning in August 2004. For 2005, Drs. Vapnik and Stamey were each contractually entitled to stock grants equivalent to $140,000. Drs. Vapnik and Stamey forfeited 1,580,532 shares in December 2005, and any shares issued pursuant to their agreements were rescinded.

On September 15, 2003 we completed the sale of 2,750,000 shares of restricted common stock to individual accredited investors at a price of $0.02 per share for a total of $55,000. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). The company filed a registration statement on September 15, 2003 and agreed that should the company, before September 15, 2005, propose for itself or any other person, the registration under the Act of any securities of the company on Form S-1, S-2 or S-3, the company shall include in any such Registration Statement and in any related underwriting agreements, if the investors so requests, such securities of the investors.

On July 31, 2004, we completed the private sale of 15,235,000 shares of restricted common stock to individual accredited investors at an offering price of $ 0.10 per share for a total of $1,523,500. Under the terms of the sale, the company issued 15,235,000 restricted common shares. In addition, each purchaser of common shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.35 per share, exercisable until February 2007. This could result in the issuance of up to 15,235,000 additional restricted common shares upon exercise. We entered into purchase agreements with each of the investors, the form of which is attached as Exhibit 10.6. Neither the shares sold pursuant to the private placement nor the shares issuable upon the exercise of the warrants will be registered under either federal or state securities laws and must be held for at least one year from the time they are issued. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares and the warrants, the form of which is attached as Exhibit 10.7, were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended).

On March 9, 2005, we completed the private sale of 30,703,125 shares of restricted common stock to certain institutional investors and individual accredited investors at an offering price of $0.16 per share for a total of $4,912,500. For every share of common stock purchased, each investor received warrants to purchase one share of the Company’s common stock at $0.24 per share, exercisable until December 31, 2008. This could result in the issuance of up to 30,703,125 additional restricted common shares upon exercise. We entered into purchase agreements with each of the investors, the form of which is attached as Exhibit 10.8. Under each agreement, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective July 6, 2005. Shares totaling 540,000 were issued in 2005 under the penalty provisions of the agreement. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares and the warrants, the form of which is attached as Exhibit 10.9, were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). Subsequently on March 10, 2005, we filed registration statement No. 333-124750 for 18,609,375 shares of restricted common stock and the equivalent number of warrants.

On December 14, 2005, the Company filed registration statement 333-124750 wherein 31,622,749 shares of stock and 32,638,436 warrants were registered with the Securities and Exchange Commission.

We paid a cash fee of approximately $356,250, agreed to issue warrants to acquire 1,303,121 shares of common stock and agreed to issue 50,132 shares of common stock to placement agents for assisting us in these two private sales.

In the fourth quarter of 2003, the company issued 450,000 shares to consultants to the Company, including members of the Company’s scientific advisory board. In 2004, the Company issued 422,372 shares for services, including members of the Company’s scientific advisory board. In 2005, the Company issued 2,039,453 shares to consultants and members of the scientific advisory board, 308,133 shares in settlement of liabilities, 3,585,741 shares to noteholders who exchanged their notes for stock and 540,000 shares in accordance with the penalty provisions of the stock purchase agreement as amended February 25, 2005. In December 2005, two consultants who had previously received shares for work performed rescinded 1,580,532 shares. All of these issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Our Company is uniquely positioned in the field of pattern recognition technology. Through the application of our patent protected technology, HDC is a biology-oriented biomarker and pathway discovery company providing all aspects of First-Phase Biomarker Discovery. Our primary business consists of licensing that intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools. We also endeavor to develop our own product line of newly discovered biomarkers and pathways that include human genes and genetic variations, as well as gene, protein, and metabolite expression differences. In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action. They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

We intend to provide pharmaceutical and diagnostic companies with all aspects of first phase diagnostic and drug discovery, from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

First Phase Biomarker Discovery is based on the belief that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This process includes several critical levels of decision-making - all of which are part of our business strategy.

We intend to produce more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide. With the completion of the acquisition of the SVM portfolio of patents the Company plans to begin to license the use of this technology.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenue

For the year ended December 31, 2005, revenue was $226,998 compared with no revenue for the year ended December 31, 2004, which was the last year reported as a developmental stage company. Revenue was recognized for both licensing and sale of patent rights plus development fees.

Cost of Sales and Gross Margin

Cost of sales was $33,536 for the twelve months ended December 31, 2005 resulting in a gross profit of $193,462 or 85.23%. Cost of sales includes all direct costs associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees associated with licensing negotiations, are also included in cost of sales. No cost of sales occurred in 2004.

Operating and Other Expenses

Amortization expense was $251,097 in 2005 compared with $142,607 in 2004. This increase was due to a full year’s amortization being charged in 2005 for intangibles acquired during 2004.

Interest expense was $55,406 in 2005 compared with $46,691 in 2004. This increase was due to a full year’s interest being charged in 2005 for the debt obtained in 2004 as well as additional debt obtained in 2005.

Professional and consulting fees totaled $1,567,500 in 2005 compared with $830,835 in 2004. These fees, related to legal, accounting and scientific activities, were higher in 2005 because of increased regulatory filing activity, patent protection, and general corporate legal and accounting work.

Compensation of $822,261 in 2005 was slightly lower that the $862,560 reported for 2004. This decrease was due to the reduction in the number of employees that was part of an overall cost reduction program.

Other General and Administrative expense increased from $322,410 in 2004 to $656,214 in 2005. This increase is largely due to the extensive sales, marketing, and promotional efforts throughout 2005.

Net Loss

The net loss for 2005 was $3,159,016 compared to a net loss of $2,205,088 for 2004. The increased net loss was due to the factors enumerated above. Net loss per share was $.03 for both 2005 and 2004. The larger net loss in 2005 was offset by the increased average number of shares outstanding in 2005.

Liquidity and Capital Resources

At December 31, 2005, the Company had $719,167 in available cash. Cash used by operating activities was $2,421,070. This was due primarily to the net loss of $3,159,016. Cash used by investment activities was $305,367 due to the acquisition of patents. Net cash provided by financing activities was $3,282,127 due to the proceeds from the sale of common stock totaling $3,842,375 less debt retirement of $560,248.

A portion of our cash will be used to satisfy the Company’s outstanding debt obligations related to the acquisition of the SVM assets and fees due to professionals for services performed. Scheduled payments of $26,780 on notes resulting from the acquisition of the SVM Portfolio will be due on May 1, 2006.

The following table summarizes the due dates of our contractual obligations. The Company has no long term lease agreements in effect as of December 31, 2005.

	Total	Less than 1 Year	1-3 Years
Convertible Notes Payable	$665,643	$0	$665,643
Term Debt	348,691	26,780	321,911
Total	$1,014,334	$26,780	$987,554

The Company has relied primarily on equity funding plus debt financing for liquidity during its developmental phase that ended in 2005. The Company produced sales, licensing, and developmental revenue in 2005 and must continue to do so in order to generate sufficient cash to continue operations. Our plan to have sufficient cash to support operations is comprised of generating revenue through licensing our significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. We have been and continue to be in meaningful discussions with a variety of parties, which if successful, will result in significant revenue. We have implemented a cash conservation plan that includes salary deferrals and a reduction in consulting payments, along with heightened scrutiny of all potential expenditures.

Should it prove necessary, the Company may also consider such alternatives as raising additional equity through private placement, debt offerings, and/or negotiating with creditors to substitute an equity instrument for amounts owed. Although this raises doubt with respect to our ability to operate as a going concern, the Company believes that it has sufficient capability to operate through the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements appear beginning on page F1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 12, 2005, the Company was informed by Clyde Bailey, P.C. (“Bailey”) that it was no longer providing audit services to any company in any capacity. Accordingly, Bailey resigned and withdrew its audit as the Company’s independent auditor for fiscal year 2003 and the related statements of operations, statements of stockholders’ equity, and the statements of cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (April 6, 2001) to December 31, 2003. Thereby, the engagement of Bailey as the Company’s independent auditor has terminated.

Bailey submitted audit reports on the Company’s financial statements for fiscal year 2003 and the related statements of operations, statements of stockholders’ equity, and the statements of cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (April 6, 2001) to December 31, 2003. The submitted audit reports did not contain any adverse opinions, disclaimers of opinions or other modifications or qualifications. Bailey did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1) of Regulation S-B.

On August 2, 2004, the Company engaged Porter Keadle Moore, LLP, the current independent auditor (“Porter Keadle Moore”), to audit all successive periods beginning January 1, 2004. As a result, the Company’s financial statements covering periods beginning January 1, 2004 are not affected by Bailey’s withdrawal and were not re-audited. The decision to change accountants was recommended and approved by the Board of Directors of the Company.

There were no disagreements with Bailey on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bailey, would have caused Bailey to make reference thereto in, or in connection with, its reports on financial statements for the periods covered by Bailey’s audit.

On August 11, 2005, the Company engaged Porter Keadle Moore to perform a re-audit of the Company’s financial statements for fiscal year 2003. Darilek & Butler, CPA (“Darilek & Butler”) issued its audit of the Company’s financial statements for fiscal year 2002, and for the period between the Company’s inception and December 31, 2002. Darilek & Butler is the Company’s original auditor for such time periods.

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

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, directors and significant employees are:

Name	Age	Position
Stephen D. Barnhill, M.D.	47	Chief Executive Officer and Chairman of the Board
Daniel R. Furth	42	Principal Financial Officer, Executive Vice President
Robert S. Braswell IV	50	Senior Vice President
Hong Zhang, Ph.D.	44	Senior Vice President
William F. Quirk, Jr.	63	Director
William M. Goldstein	70	Director

Stephen D. Barnhill, M.D., is currently our Chief Executive Officer and Chairman of the Board. He has been a member of the Board of Directors since November 2003. He is a physician trained in laboratory medicine and clinical pathology. He has developed and used artificial intelligence, pattern-recognition and computational techniques in Medicine, Genomics, Proteomics, Diagnostics and Drug Discovery.

Dr. Barnhill is or has been a Fellow of the American College of Physician Inventors, the American College of International Physicians, the American Medical Association, the American College of Physician Executives, the American Association of Artificial Intelligence, the American College of Managed Care Medicine, the Association of Clinical Scientists, the American Society of Contemporary Medicine and Surgery, the American Society of Law, Medicine and Ethics, the Southern Medical Society, the American Federation for Clinical Research, and the National Federation of Catholic Physicians.

Dr. Barnhill founded the Barnhill Clinical Laboratories in 1988 and served as Chairman, CEO, President and Medical Director. This laboratory was later acquired by Corning-Metpath in 1989 and after the acquisition he served as Medical Director of this clinical laboratory until 1992. This clinical laboratory, now owned by Quest Diagnostics, continues to be the largest and busiest clinical laboratory in the Savannah, Georgia area.

In 1992, Dr. Barnhill founded National Medical Specialty Laboratories and served as Chairman, CEO, President, and Medical Director. This research laboratory was founded to utilize pattern-recognition mathematics and artificial intelligence techniques in cancer diagnosis. Dr. Barnhill is an inventor on the very first patents issued by the United States Patent and Trademark Office for the use of neural networks in medicine. This company was acquired by Horus Therapeutics, a New York based pharmaceutical company. Dr. Barnhill served as Executive Vice-President and Chairman of the Scientific Advisory Board for Horus Therapeutics until 1998. Johnson & Johnson later acquired the Horus patents invented by Dr. Barnhill.

In 1999, Dr. Barnhill founded and served as Chairman, President and CEO of Barnhill BioInformatics, Inc. Barnhill BioInformatics, Inc. later became Barnhill Genomics, Inc. and BioWulf Technologies, LLC and raised over $13.5 million in private placement funding. The primary focus of these companies was to utilize the next generation of artificial intelligence and pattern-recognition techniques, known as support vector machines, to identify genes that cause cancer. Dr. Barnhill is the sole inventor on the very first patents issued by the United States Patent and Trademark Office for the use of support vector machines in medicine. From the summer of 2000 until he organized The Barnhill Group L.L.C. in the summer of 2003, Dr. Barnhill was not engaged in any professional activities as the result of a non-compete agreement signed by Dr. Barnhill when he left the employment of Barnhill Genomics, Inc.

Daniel R. Furth is our Principal Financial Officer, Executive Vice President, Secretary and Treasurer. Mr. Furth is an experienced executive with a proven track record in diverse industries for both private and public corporations. Since October 2000, he served as a corporate communications consultant for several private clients. During that same period, he also served as a managing member and equity partner of Purple Shamrock LLC, a privately held investment group. From 1994 to 2000, he served as Senior Director of Marketing & Communications for Quality Distribution, Inc., North America’s largest bulk transportation services company, where he managed corporate communications, marketing communications, investor relations, and public affairs. During that time, he was chief of staff to QD’s Chairman/CEO and played an instrumental role in the company’s initial public offering in 1994 and its subsequent leveraged buyout in 1998. From 1986 to 1994, Mr. Furth held varied executive positions in both the public and private sectors including particular experience with early stage ventures. He earned his BA degree in government from Georgetown University in Washington, DC.

Robert S. Braswell IV is our Senior Vice President. Mr. Braswell served as our President from April 2001 until the acquisition of The Barnhill Group LLC, when he assumed his current position. As its President, he guided the creation of Direct Wireless Communications Inc. (DWCI) and oversaw all administrative functions for both DWCI and Direct Wireless Corporation. Mr. Braswell served as President of Direct Wireless Corporation since December 1999 and a member of its Board of Directors since January 1999. Prior to holding these positions, Mr. Braswell was an independent businessman engaged in business evaluations, real estate development, and home construction while running a working ranch operation. His administrative experience comes from eighteen years experience in the common carrier freight business, working for Central Freight Lines, Inc. from 1974-1992. Mr. Braswell graduated from the University of Houston in 1983 with a Bachelor of Business Administration in Organizational Behavior Management.

Hong Zhang, Ph.D. is our Senior Vice President, Computational Medicine. As visiting faculty at Johns Hopkins University, Dr Zhang lectured at the Center for Biomarker Discovery on Bioinformatics: Peak Detection Methods for Mass Spectral Data. Currently a Yamacraw Associate Professor at Armstrong Atlantic University, Dr. Zhang was the Vice President and CIO for a neural network and computer assisted medical diagnostic systems company that employs neural network and mathematical/statistical preprocessing techniques. In this position, Dr. Zhang was involved in digital image processing and pattern recognition for medical image processing as well as software design and programming for support vector machine applications. Dr. Zhang was a professor in the Department of Mathematical Sciences at Purdue University from 1989 to 1996. He has held numerous academic positions, including Adjunct Associate Professor, Associate Professor with Tenure, and Assistant Professor. He was a visiting Associate Professor in 1995 in the Department of Biometry at the Medical University of South Carolina.

Throughout his academic career, Dr. Zhang has consulted on many software and analytical development projects for Union Switch and Signal, Inc., General Electric Company, and the Department of Pharmacology at the University of Pittsburgh. Dr. Zhang has published numerous articles on the use of neural networks in the detection of cancers. He has been published in more than twenty medical and technical journals. Dr. Zhang received a Ph.D., Mathematics at the University of Pittsburgh, 1989, M.A., Mathematics, University of Pittsburgh, 1986, M.S.E.E., Electrical Engineering, University of Pittsburgh, 1984, B.S., Computer Science, Fudan University, 1982. Dr. Zhang’s numerous awards and honors include: National Cancer Institute SBIR Grant, 1999, 2000; Purdue Research Foundation Summer Faculty Grant, 1993; IPFW Summer Research Grant, 1992; Andrew Mellon Fellowship, 1986-1987; Andrew Mellon Fellowship, 1985-1986; First Place, Fudan University Mathematics Competition, 1979.

William F. Quirk, Jr. is a member of the Board of Directors. Mr. Quirk is the first outside director to join our board, succeeding Dr. David Cooper, the Company's former president and chief medical officer who recently resigned his positions to pursue other interests. Mr. Quirk is a private investor who purchased a significant equity stake in the company in its successful private placement in July 2005. Prior to his retirement in 1996, he held a variety of senior executive positions in finance and management including: Fidelity Management & Research in the mutual fund industry; the investment banking firm Peterson, Diehl, Quirk & Company; leveraged buyout firm Kelso & Company; and auto parts supplier Inline Brake Manufacturing. Mr. Quirk earned his B.S. from the U.S. Naval Academy and an MBA from the Harvard Business School.

William M. Goldstein is a member of the Board of Directors. Mr. Goldstein is currently a partner with Philadelphia-based Drinker Biddle & Reath LLP. He succeeds Robert Braswell IV, who resigned his Board seat, but remains a senior executive with the Company. Since 1982, Mr. Goldstein has been a senior partner with Drinker Biddle & Reath LLP and has served the firm as a managing partner, chairman of the firm’s managing partners, and the chair of the Tax Practice Group. In the mid-70’s, Mr. Goldstein served as Deputy Assistant Secretary for Tax Policy at the U.S. Treasury Department where he worked directly with Secretary William E. Simon in determining the Treasury’s position on various tax and economic issues. He was also a finalist candidate for Commissioner of the Internal Revenue Service. Mr. Goldstein earned his A.B. from Princeton University and his J.D. from Harvard Law School.

The directors named above will serve until the next annual meeting of our stockholders. Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

We do not have a separately designated standing audit committee. The entire board of directors is acting as our audit committee, and no individual on our Board of Directors possesses all of the attributes of an “audit committee expert.” In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Responsibility for our operations is centralized within management, which is comprised of five people.

The Board of Directors does not have a policy with regard to the consideration of candidates to the Board recommended by stockholders. The Board has made no determination as to whether or not such a policy should be adopted. The Board of Directors will consider candidates recommended by stockholders. To be considered for nomination by the Board of Directors at the next annual meeting of stockholders, Chairman of the Board must receive stockholder recommendations at least 120 calendar days before the anniversary date of the company’s proxy statement for the previous year’s annual meeting. To recommend a candidate, a stockholder should send the candidate’s name, age, credentials (including principal occupation and employment), contact information and the candidate’s consent to be considered to the Chairman of the Board in care of the Company at its principal executive office address. The stockholder should also provide the stockholder’s contact information, describe the stockholder’s relationship with the candidate, and include a statement as to the number of Common Shares owned by the stockholder and the length of time such Common Shares have been owned.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last three calendar years:

Name and Principal Position	Year	Salary ($)	Securities Underlying Options (#)
Stephen D. Barnhill, M.D. Chief Executive Officer	2005 2004 2003	$300,000 $337,500 $50,000
Daniel R. Furth Executive Vice President	2005	$22,500	1,500,000
Robert S. Braswell, IV Senior Vice President	2005 2004 2003	$70,000 $81,666 $11,666
David Cooper Former President and Chief Medical Officer	2005 2004 2003	$97,742 $110,000 ---	3,000,000

Director Compensation

Outside Directors are compensated $1.00 per year and they are granted 150,000 warrants annually.

Employment Agreements

We entered into a five-year employment agreement with Dr. Stephen Barnhill on September 15, 2003, regarding Dr. Barnhill’s employment as President and Medical Director. The agreement will automatically renew for successive one-year terms unless either party gives notice to the other party of its intent not to renew within a thirty-day period prior to the end of the then current term. Under the terms of the agreement, Dr. Barnhill receives an initial base salary of $25,000 per month, which is subject to adjustment at least annually. Dr. Barnhill is eligible to be reimbursed monthly for reasonable and necessary business expenses, to participate in an Incentive Stock Option Plan (as defined in the agreement) and for other benefits maintained by us. Dr. Barnhill will be entitled to 10 paid vacation days during the calendar year. Dr. Barnhill’s employment may be terminated without prior written notice for cause, in which case we will make a lump sum payment equal to the sum of (i) accrued unpaid wages, (ii)

unreimbursed expenses properly incurred prior to the date of termination and (iii) the value of all accrued unpaid vacation pay, less any amounts he owes to us. If Dr. Barnhill terminates the Barnhill Agreement, then he will receive the same benefits as if he was terminated for cause. If Dr. Barnhill terminates the Barnhill Agreement, other than for cause, then we will give two (2) weeks notice of termination, or in our sole discretion, two (2) weeks wages in lieu of notice. The agreement also generally provides that Dr. Barnhill will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment.

We entered into an employment agreement with Dr. David Cooper on November 1, 2003 regarding Dr. Cooper’s employment as President and Chief Medical Officer. The employment commenced at signing and terminated on October 24, 2005, when Dr. Cooper resigned. As compensation for his employment, Dr. Cooper was issued non-qualified stock options to acquire 3,000,000 shares of our common stock, of which options to acquired 600,000 shares of our common stock vested immediately while options to acquire the remaining 2,400,000 shares vested over time or upon certain accomplishments of Dr. Cooper. At the time of Dr. Cooper’s resignation, options to acquire 400,000 shares had vested and the remaining options terminated. Upon termination of his employment, Dr. Cooper agreed to observe all post-employment covenants set forth in his agreement. Dr. Cooper’s agreement also generally provided that he will not compete with us in our business nor solicit our customers or employees for a period of one year following termination of his employment.

We entered into an employment agreement with Mr. Daniel R. Furth effective November 18, 2005 regarding Mr. Furth’s employment as Executive Vice President. The term of the employment is for three years, with compensation of $60,000, which is to be reviewed after the first year for potential increase. Mr. Furth will also receive options to acquire 1,500,000 shares of our common stock. Mr. Furth is eligible to be reimbursed monthly for reasonable and necessary business expenses and for other benefits maintained by us. If we terminate the employment agreement for cause, Mr. Furth will be entitled to receive his salary only through the date such termination is effective. If Mr. Furth terminates the employment agreement for cause, he will be entitled to receive his salary for a period of three months from the date such termination is effective. If the employment agreement is terminated by us without cause, Mr. Furth will be entitled to receive his salary for a period of three months from the date such termination is effective. If the agreement is terminated by Mr. Furth without cause, he will be entitled to receive his salary only through the date such termination is effective. The agreement also generally provides that Mr. Furth will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment.

We entered into an employment agreement with Mr. Robert Braswell IV effective as of January 1, 2006 regarding Mr. Braswell’s employment as Senior Vice President. Pursuant to his employment agreement, Mr. Braswell will be employed as Senior Vice President for a term of three years at an annual salary of $70,000, of which 50% of such amount will be deferred until January 1, 2008. In addition, we awarded Mr. Braswell options to acquire 1,500,000 shares of our common stock at an exercise price of $0.11 (which was the closing price of the common stock on the preceding day) that vested upon issuance, and options to acquire 500,000 shares of our common stock at an exercise price of $0.11, which vest semi-annually over the next two years. Mr. Braswell’s compensation and all other rights under Mr. Braswell’s employment agreement will terminate (a) upon the death of Mr. Braswell, (b) upon the disability of Mr. Braswell, (c) for cause, or (d) without cause upon ninety days prior notice from either us or Mr. Braswell. If we or Mr. Braswell terminate his agreement for cause, Mr. Braswell will be entitled to receive his salary for a period of three months from the date such termination is effective, and all outstanding options to acquire shares of our common stock shall vest immediately. If the employment agreement is terminated as a result of Mr. Braswell’s disability, we will pay Mr. Braswell’s salary through the date on which such termination is effective and all outstanding options to acquire shares of our common stock shall vest immediately. If the employment agreement is terminated because of Mr. Braswell’s death, Mr. Braswell’s estate will be entitled to receive his salary though the date on which such termination is effective. If the employment agreement is terminated by us without cause, Mr. Braswell will be entitled to receive, in a lump sum payment within 15 days of termination, his salary for the entire remaining term of the employment agreement. In addition, all outstanding options to acquire shares of our common stock shall vest immediately, and Mr. Braswell will be awarded options to purchase additional 300,000 shares of our common stock with an exercise price of $0.11, fully vested. If the employment agreement is terminated by Mr. Braswell without cause, Mr. Braswell will be entitled to receive his salary only through the date of such termination is effective, and all outstanding options to acquire shares of our common stock shall vest immediately.

Scientific Advisory Board

The Company has entered into agreement with three members of its Scientific Advisory Board wherein they are entitled to receive 100,000 shares each of the Company’s common stock. The members are entitled to receive the shares upon satisfactory completion of one year of service. The one year terms end in 2006.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Executive Vice President. This Code of Ethics is posted on our website at www.HealthDiscoveryCorp.com.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our common stock as of March 29, 2006 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to US to be the beneficial owner of more than five percent of our common stock, and (iv) all of our executive officers and directors as a group. At March 29, 2006, there were 114,963,384 shares outstanding.

Name and Position	Number of Shares Beneficially Owned	Percent of Class (1)
Dr. Stephen D. Barnhill Chairman of the Board, Chief Executive Officer and Chief Medical Officer, Director 2 Springfield Place Savannah, GA 37411	28,575,564 (2)	24.86%
Daniel R. Furth Executive Vice President 101 Bartram Road Savannah, GA 31411	250,000	*
William Quirk Director 10 Water Witch Crossing Savannah, GA 31411	12,000,000	10.44%
William Goldstein Director 787 Trephanny Lane Wayne, PA 19087	625,000	*
All executive officers and directors as a group (four persons)	44,543,827	38.75%
__________________________________________________________________

(1)
The percentage of our common stock beneficially owned was calculated based on 114,963,384 shares of common stock issued and outstanding as of March 29, 2006. The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our common stock held by such stockholder or group and exercisable within 60 days as of March 29, 2006.

(2)	These shares are held by Barnhill Group LLC, which is wholly owned by Dr. Barnhill.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 6, 2005, we acquired the remaining 7% of the SVM Patent Portfolio for an aggregate cash payment of approximately $270,863, the issuance of the promissory notes totaling $37,872 and convertible notes totaling $147,401, which were converted by the holders immediately upon issuance in exchange for 867,065 shares of our common stock. Approximately $175,000 of the purchase price was used by the sellers to repay an outstanding obligation of a limited liability company of which our chief executive officer was a member.

We currently sub-lease our principle executive office space from a company owned by the wife of Dr. Stephen D. Barnhill. Our rent on this 1,554 sq ft office is $1,036.00 per month and is rented on a month-to-month basis.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form SB-2:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Registration Statement on Form SB-2, filed June 4, 2001.

3.1(a)	Articles of Amendment to Articles of Incorporation Registrant incorporates by reference Exhibit 2.2 to Form10-QSB, filed November 14, 2001.

3.1(b)	Articles of Amendment to Articles of Incorporation changing Registrant name from Direct Wireless Communications, Inc., to Health Discovery Corporation. Registrant incorporates by reference Exhibit 3.1 (b) to form 10-KSB, filed March 3, 2004.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.2	Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.2(A)	Corrected Article 3.02 of By-Laws. Registrant incorporates by reference Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, filed August 15, 2001.

4.3(a)	Non Qualified stock option agreements dated October 30, 2003 between registrant and David Cooper. Registrant incorporates by reference Exhibit 4.3(a) to form 10-KSB, filed March 30, 2004.

10.1	Asset purchase agreement between registrant dated September 15, 2003 and Barnhill Group LLC. Registrant incorporates by reference Exhibit 10.2 to form 10-KSB, filed March 30, 2004.

10.2	Asset purchase agreement between registrant dated December 30, 2003 and Fractal Genomics LLC. Registrant incorporates by reference Exhibit 10.3 to form 10-KSB, filed March 30, 2004.

10.3	Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to form 10-KSB, filed April 19, 2005. *

10.4	Employment Agreement with David Cooper. Registrant incorporates by reference Exhibit 10.4 to form 10-KSB, filed April 19, 2005. *

10.5	Form of Asset Purchase agreement between the registrant and the sellers of the SVM Portfolio and related assets. Registrant incorporates by reference Exhibit 10.5 to form 10-KSB, filed March 30, 2004.

10.6	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.6 to form 10-KSB, filed April 19, 2005.

10.7	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to form 10-KSB, filed April 19, 2005.

10.8	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.8 to form 10-KSB, filed April 19, 2005.

10.9	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to form 10-KSB, filed April 19, 2005.

10.10	Form of Amendment to Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.10 to form SB-2/A, filed December 14, 2005.

10.11	Employment Agreement with David R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to form SB-2/A, filed December 14, 2005.

10.12	Employment Agreement with Robert S. Braswell IV, dated as of January 1, 2006. Registrant incorporates by reference Exhibit 99.1 to form 8-K, filed February 2, 2006.

10.13	Form of Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.1 to form 8-K, filed January 3, 2006.

31	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer.

32.1	Section 1350 Certification of Principal Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for professional services rendered by Porter Keadle and Moore LLP, for the years ended December 31, 2005 and 2004.

	2005		2004
Audit Fees		$103,737	$47,300
Audit-Related Fees	$	---	---
Tax Fees		---	---
Sub-Total		$103,737	$47,300
All Other Fees		---	---
Total Fees		$103,737	$47,300

Audit Fees. This category includes aggregate fees billed or to be billed for professional services rendered by Porter Keadle Moore, LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2005 and 2004, review of the annual report on Form 10-KSB and for the limited reviews of quarterly condensed financial statements (Forms 10-QSB) included in periodic reports filed with the SEC during 2005 and 2004, including out of pocket expenses. The amount for 2005 also includes fees totaling $30,900 for the re-audit of the Company’s 2003 financial statements performed during 2005.

Audit-Related Fees. This category includes fees billed or to be billed for professional services rendered by Porter Keadle Moore, LLP associated with consultation concerning financial accounting and reporting standards. Porter Keadle Moore, LLP billed no such fees in 2004.

Tax Fees. This category includes the aggregate fees billed or to be billed for tax services rendered by Porter Keadle Moore, LLP for the years ended December 31, 2005 and 2004. Porter Keadle Moore, LLP billed no such fees in 2005 or 2004.

All Other Fees. This category includes the aggregate fees billed or to be billed for all other services, exclusive of the fees disclosed above, rendered to the Company by Porter Keadle Moore, LLP. For the years ended December 31, 2005 and 2004, Porter Keadle Moore, LLP did not provide any such services.

The services provided by the independent auditors were pre-approved by the Board of Directors of the company to the extent required under applicable law. The Board of Directors of the company requires pre-approval of all audit and allowable non-audit services.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Savannah, State of Georgia, on March 31, 2006.

HEALTH DISCOVERY CORPORATION

By: /s/ Stephen D. Barnhill, M.D., Chief Executive Officer
Stephen D. Barnhill, M.D., Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/S/Stephen D. Barnhill M.D. Stephen D. Barnhill M.D.	Chief Executive Officer, Chairman	March 31, 2006
/S/Daniel R. Furth Daniel R. Furth	Principal Financial Officer Executive Vice President	March 31, 2006
/S/William F. Quirk, Jr. William F. Quirk, Jr.	Director	March 31, 2006
/S/William M. Goldstein William M. Goldstein	Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Health Discovery Corporation

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and the cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note L. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amount of liabilities that might result from the outcome of this uncertainty.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
March 30, 2006

HEALTH DISCOVERY CORPORATION

Balance Sheets

December 31, 2005 and 2004

Assets

	2005	2004

Current Assets	$719,167	163,477
Cash	17,708	-
Prepaid Expense
	736,875	163,477
Total Current Assets

Equipment, Less Accumulated Depreciation of $6,660 and $1,719	13,053	6,371

Other Assets
Patents, Less Accumulated Amortization of $417,535 and $166,438	3,568,259	3,340,339

Total Assets	$4,318,187	3,510,187

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$267,972	234,685
Accrued Liabilities	63,319	183,797
Current Portion of Long-Term Debt	26,780	697,491

Total Current Liabilities	358,071	1,115,973

Convertible Notes Payable	665,643	1,127,818
Long-Term Debt, Less Current Portion	321,911	173,576

Total Liabilities	1,345,625	2,417,367

Commitments

Stockholders’ Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized
Issued and Outstanding 114,363,384 and 78,767,464 Shares, Respectively	9,522,961	3,788,442
Paid for but Not Issued - 5,434,375 shares for 2004	-	695,761
Accumulated Deficit	(6,550,399)	(3,391,383)

Total Stockholders' Equity	2,972,562	1,092,820

Total Liabilities and Stockholders' Equity	$4,318,187	3,510,187

See accompanying notes to financial statements and independent auditors’ reports.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenues:
Licensing	$135,000	-
Patent Sales	89,000	-
Interest Income	2,998	15

Total Revenues	226,998	15

Cost of Sales:
Licensing	30,573	-
Patent Sales	2,963	-

Total Cost of Sales	33,536	-

Gross Profit	193,462	15

Expenses:
Amortization	251,097	142,607
Interest	55,406	46,691
Professional and Consulting Fees	1,567,500	830,835
Compensation	822,261	862,560
Other General and Administrative Expenses	656,214	322,410

Total Expenses	3,352,478	2,205,103

Net Loss	$(3,159,016)	(2,205,088)

Weighted Average Outstanding Shares	103,566,777	73,950,073

Loss Per Share	$(.03)	(.03)

See accompanying notes to financial statements and independent auditors’ reports.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005 and 2004

	Common Stock					Total
	Issued and Outstanding		Paid for but Not Issued		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance - December 31, 2003	66,576,128	$2,092,742	-	$-	(1,186,295)	906,447

Stock Issued for Cash	15,235,000	1,499,900	-	-	-	1,499,900

Stock Issued for Services	422,372	78,800	-	-	-	78,800

Cancellation of Common Stock	(3,466,036)	-	-	-	-	-

Paid in Capital for Compensatory Warrants	-	117,000	-	-	-	117,000

Stock Paid for but Not Issued	-	-	5,434,375	695,761	-	695,761

Net Loss	-	-	-	-	(2,205,088)	(2,205,088)

Balance - December 31, 2004	78,767,464	3,788,442	5,434,375	695,761	(3,391,383)	1,092,820

Stock Issued for Cash	25,268,750	3,842,375	-	-	-	3,842,375

Issuance of Shares Previously Paid for but not Issues	5,434,375	695,761	(5,434,375)	(695,761)	-	-

Stock Issued for Services	2,039,453	381,876	-	-	-	381,876

Stock Issued for Settlement of Liability	308,133	78,746	-	-	-	78,746

Stock Issued for Conversion of Debt	3,585,741	609,576	-	-	-	609,576

Paid in Capital for Compensatory Options and Warrants	-	426,185	-	-	-	426,185

Stock Issued for Delinquency Penalty	540,000	-	-	-	-	-

Cancellation of Common Stock	(1,580,532)	(300,000)	-	-	-	(300,000)

Net Loss	-	-	-	-	(3,159,016)	(3,159,016)

Balance - December 31, 2005	114,363,384	$9,522,961	-	$-	(6,550,399)	2,972,562

See accompanying notes to financial statements and independent auditors’ reports.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities:
Net Loss	$(3,159,016)	(2,205,088)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Noncash Compensation	426,185	117,000
Cancellation of Common Stock	(300,000)	-
Services Exchanged for Common Stock or Warrants	381,876	78,800
Depreciation and Amortization	256,038	144,326
Increase in Prepaid Expense	(17,708)	-
Increase in Accounts Payable - Trade	33,287	229,098
Increase (Decrease) in Accrued Liabilities	(41,732)	132,313

Net Cash Used by Operating Activities	(2,421,070)	(1,503,551)

Cash Flows From Investing Activities:
Purchase of Equipment	(11,623)	(8,090)
Amounts Paid to Acquire Patents	(293,744)	(166,529)

Net Cash Used by Investing Activities	(305,367)	(174,619)

Cash Flows From Financing Activities:
Repayments of Notes Payable	(560,248)	(476,592)
Proceeds from Sales of Common Stock, Net	3,842,375	2,241,650

Net Cash Provided by Financing Activities	3,282,127	1,765,058

Net Increase in Cash	555,690	86,888

Cash, at Beginning of Period	163,477	76,589

Cash, at End of Period	$719,167	163,477

Non-Cash Investing and Financing Transactions:
Patents Purchased Using Debt	$185,273	1,975,477
Stock Issued for Professional and Consulting Services	$381,876	78,800
Stock Issued in Exchange for Convertible Notes	$609,576	-
Non-cash Compensation Warrants and Options	$426,185	117,000
Rescission of Stock Issued for Compensation	$(300,000)	-
Issuance of Shares Previously Paid For	$695,761	-
Stock Issued in Settlement of Liability	$78,746	-

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$20,024	31,763

See accompanying notes to financial statements and independent auditors’ reports.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Health Discovery Corporation (the “Company”) is a biotechnology oriented company that has acquired certain rights to patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery. The Company licenses the use of its patented protected technology or may develop specific learning tools to sell to third parties. The Company was reported on as a development stage corporation through December 31, 2004.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates. Significant estimates that are particularly suspectible to change in the near-term include the valuation of non-cash consideration for services and the fair value of the patents.

REVENUE RECOGNITION

Revenue is generated through the sale or license of patented processes. These arrangements are controlled by contracts that dictate responsibilities and payment terms. The Company recognizes revenues as they are earned over the duration of a license agreement or upon the sale of any owned patent once all contractual obligations have been fulfilled.

COST OF SALES

Cost of patent sales includes the acquisition cost less accumulated amortization of patents sold, plus any internal development costs and fees directly associated with sales contracts.

Cost of sales for licensing revenue includes fees directly associated with sales contracts and salary expense allocated to cost of sales based upon the amount of estimated time worked on the licensing contract.

PATENTS

Patents are recorded at cost, less accumulated amortization. Patents are amortized over their remaining legal lives, that range from 15 to 20 years, from the date they are acquired or approved. Management believes the remaining legal lives approximates the patents economic lives. Legal costs directly associated with the patent acquisitions and the application process for new patents are capitalized when incurred and are being amortized over the remaining legal life of the related patent. If the applied for patents are abandoned, not issued, or otherwise impaired, the Company will expense the capitalized legal costs as an impairment charge.

The carrying value of patents is reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2005, the Company does not believe there has been any impairment of its patents.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES, continued

In the event the future tax consequences of differences between the financial reporting basis and tax basis of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of the deferred tax asset whenit is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizabilty of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

STOCK-BASED COMPENSATION

The Company accounts for its stock based compensation under the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.” Had the Company used the fair-value-based method of accounting for the stock option plan prescribed by SFAS No. 123 and charged compensation expense against income over the vesting period based on the fair value of options at the date of grant, net loss and loss per share for the years ended December 31, 2005 and 2004:

	2005	2004

Net loss as reported	$(3,159,016)	(2,205,088)

Deduct: Stock-based Expense Determined Under Fair Value Based Method for Employee Stock Options	(7,723)	(32,000)

Proforma Net Loss	$(3,166,739)	(2,237,088)

Stock-based Expense Included in Net Loss	$508,061	195,800

Loss Per Share:
Basic - As Reported	$(.03)	(.03)
Basic - Proforma	$(.03)	(.03)

Stock-based expense included in the 2005 net loss consists of $426,185 in compensatory warrants and options and $81,876 in compensatory stock issued to consultants for services. Stock-based expense included in the 2004 net loss includes $117,000 in compensatory warrants and $78,800 in stock issued to consultants for services.

The Company granted 1,500,000 options during 2005. The fair value of each option granted in 2005 was $0.19 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 4.57%, an expected life of 10 years, and volatility of 128%. No options were granted in 2004.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, accrued expenses and long-term debt. Pursuant to SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would result in an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2005 and 2004 include the following:

	2005	2004

Stock options	2,500,000	3,000,000
Warrants	50,931,250	21,369,375
Convertible notes	3,915,547	6,634,224

	57,346,797	28,303,599

ISSUANCE OF EQUITY INSTRUMENTS FOR NON-CASH CONSIDERATION

All issuances of the Company’s equity instruments for non-cash consideration, which primarily pertain to services rendered by consultants and others, have been assigned a per share amount equaling the fair value of the shares issued, based upon quoted market prices. The fair value of warrants granted is estimated on the date of grant using the Black-Scholes pricing model.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time-to-time, the Company’s cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets”, an amendment of APB Opinion 29, “ Accounting for Non-Monetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted, and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2006. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS, continued

The FASB has issued SFAS No. 123(R), “Share-Based Payment.” The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25’s intrinsic value method. The Company will be required to apply SFAS No. 123(R) beginning January 1, 2006. The Company does not believe that the impact of SFAS No. 123(R) will be materially different from the amounts presented in the pro forma disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt the provisions of SFAS 154 effective January 1, 2006; however, early adoption is permitted. We will follow the provisions of this statement in the event of any future accounting changes.

RECLASSIFICATIONS

Certain amounts from 2004 have been reclassified to conform to the presentation used in 2005.

Note B - RELATED PARTY TRANSACTIONS

As a result of the agreements between Barnhill, LLC and Fractal Genomics, LLC, the company’s Chief Executive Officer receives 49% of each note payment, or $30,625 plus interest per payment, made to Fractal Genomics, LLC from Health Discovery Corporation that is more fully described in Note D. Total payments to the Company’s Chief Executive Officer were $91,875 and $153,125 in 2005 and 2004, respectively, as a result of these agreements.

The Company leases the location used as the principle executive office from a Company owned by the wife of the Company’s Chief Executive Officer. The term of the principle executive office space is month-to-month and the rent expense associated with this lease is $1,036 per month. Rent expense under this lease arrangement amounted to approximately $11,000 and $10,000 in 2005 and 2004, respectively.

Note C - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded $3,568,259 and $3,340,339 in patents and patent related costs, net of accumulated amortization, at December 31, 2005 and 2004.

Amortization charged to operations for the years ended December 31, 2005 and 2004 was $251,097 and $142,607, respectively. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $262,575 per year.

Note D - ACQUISITIONS

On August 26, 2003, the Company acquired the assets of Barnhill Group, LLC, which consisted of patents and related rights, through the issuance of 29,825,564 common shares of the Company (then known as Direct Wireless Communications, Inc.). The purchase of Barnhill Group, LLC’s assets was recorded at $596,511, which was the market value of the shares issued at the date of acquisition.

On September 30, 2003, the Company acquired the patents, patent rights, all pending intellectual property of Fractal Genomics, LLC through the issuance of 3,825,000 common shares of the Company (then known as Direct Wireless Communications, Inc.). The purchase of Fractal Genomics, LLC’s assets was recorded at $767,750, which was the market value of the shares issued at the date of acquisition plus the amount of the note.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - ACQUISITIONS, CONTINUED

On July 30, 2004, the Company acquired certain rights to patents and patents pending applications for certain machine learning tools used for diagnostic and drug discovery. The rights to these assets were purchased from unrelated third parties for a combination of non-interest bearing notes payable and interest bearing notes payable that are convertible to common stock. Under the non-interest bearing note payable, an initial cash payment of $175,394 was paid to the sellers on December 30, 2004 and four additional payments of $175,394 will be made four months from the date of the initial payment and every fourth month thereafter until $876,970 has been paid. The Company has imputed interest on the non-interest bearing note payments using a rate of 3.16%, which resulted in a liability that amounts to $847,659. For the interest bearing notes payable that are convertible to common stock, the sellers received notes payable amounting to $1,127,818 that bear interest at 3.16 % and are convertible into 6,634,221 shares of common stock (at $.17 per share) until maturity on July 28, 2009. The agreements place certain limitations on the selling of the common stock shares during certain periods after conversion. The purchase of these patents and patents pending applications was recorded at $1,975,477, which was the estimated present value of the notes issued at the date of acquisition. During 2005, convertible notes totaling $462,175 were converted by holders in exchange for 2,718,676 shares of common stock.

On May 6, 2005 the Company acquired the remaining interest in a portfolio of patents from a group of unrelated third parties. The cost of the remaining interest consisted of a cash payment of $270,863, the issuance of promissory notes totaling $37,872 and convertible notes totaling $147,401. The convertible notes were converted by the holders immediately upon issuance in exchange for 867,065 shares of common stock.

The entire purchase price of each of these acquisitions was assigned to the acquired patents since no other net assets were acquired and the patents were the sole interest of the Company.

During 2005 and 2004, fees totaling $22,881 and $18,886, respectively, were capitalized as part of the cost of the patents acquired.

Note E - LICENSE FEES EXPENSE-LICENSE AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”). The patent license agreement was associated with the patents acquired on July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently. The license granted will continue for the entire unexpired term of Lucent’s patents. During 2005 and 2004, the Company paid approximately $10,000 and $20,000, respectively, in royalty fees to Lucent.

Note F - INCOME TAXES

The Company’s effective tax rate differs from the federal and state statutory rates due primarily to the valuation allowance recorded for the deferred tax asset due. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses and other deferred tax attributes to zero, as management cannot determine when, or if, the tax benefits derived from these operating losses and other deferred tax attributes will materialize. At December 31, 2005, the Company had net operating loss carryforwards totaling approximately $5,696,000 that will expire in various years beginning in 2021. The net operating loss carryforwards are the Company’s primary deferred tax attribute.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:	2005	2004

Notes payable to individuals, bearing interest at 6% payable in quarterly installments of $62,500. The final payment was made in 2005.	$-	187,500

Term promissory notes payable to individuals and institutions. The current portion with imputed interest at 3.16%. The long-term portion with interest at 18% is payable in common stock maturing October 31, 2007.	348,691	683,567

	348,691	871,067
Less current maturities	(26,780)	(697,491)
	$321,911	173,576

Convertible notes outstanding at December 31, 2005 and 2004 totaled $665,643 and $1,127,818, respectively. The notes mature on July 28, 2009 and may be converted at the election of the noteholders until that time into shares of the Company’s common stock at $0.17 per share. A total of 3,915,547 shares may be issued upon the conversion of the notes. In addition, the noteholders are further limited to not sell more than 10% of such holder’s shares in any calendar quarter after the minimum holding period has expired. The convertible notes bare interest at a rate of 3.16%.

In 2005, convertible notes totaling $609,576 were converted by the debt holders in exchange for the issuance of 3,585,741 shares of common stock.

All of the Company’s debt is collateralized by specific patents in the Company’s patent portfolio.

On December 28, 2005, certain holders of term promissory notes agreed to defer the balance due to them in 2006 until October 31, 2007. The deferred portion of the term notes will bear interest at a rate of 18%, payable with issuance of Company’s common stock. The Company was previously imputing interest on the unpaid amount at 3.16% annually. The principal payment deferred until 2007 is $321,911.

Note H - COMMITMENTS

The Company entered into an employment agreement with its Chief Executive Officer. The employment agreement is for a term of five years beginning September 15, 2003. The employment agreement will continue until terminated, which can occur at any time by notice, provided that the Company’s Chief Executive Officer will not terminate his employment upon less than sixty (60) days' prior written notice.  The employment agreement provides for a base salary and other perquisites commensurate with his employment.

On December 30, 2005, the Company and the Company’s Chief Executive Officer agreed to amend the employment agreement to defer a portion of his salary until January 1, 2008 or upon a change in control.

The Company entered into an employment agreement with its Director of Operations. The employment agreement commenced on June 16, 2004 and ended on August 1, 2005, when the parties elected to terminate the agreement.

The Company entered into an employment agreement with its Chief Financial Officer. The employment agreement is for a term of three years beginning November 14, 2005. The employment agreement provides for a base salary, issuance of stock options and other perquisites commensurate with his employment.

The Company has also entered into agreements with three members of its Scientific Advisory Board wherein they are entitled to receive 100,000 shares each of the Company’s common stock. The members are entitled to receive the shares upon satisfactory completion of one year of service. The one-year terms end in 2006. The Company is accruing an expense for the anticipated issuance over the service period. At December 31, 2005, the Company has recorded $14,667 of consultant expense for anticipated issuances of the shares.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I - STOCK OPTIONS

The Company approved 8,000,000 shares of common stock to be reserved solely for issuance and delivery upon the exercise of option grants.

At December 31, 2005 and 2004, the Company has options to purchase shares of common stock outstanding as follows:

		Number of	Exercise
2005	Grant Date	Shares	Price	Vesting

	October 2003	600,000	$0.01	October 2003
	October 2003	400,000	$0.10	November 2004
	December 2005	1,500,000	$0.10	250,000 shares every six months

		Number of	Exercise
2004	Grant Date	Shares	Price	Vesting

	October 2003	600,000	$ .01	October 2003
	October 2003	2,400,000	$ .10	400,000 shares each in November 2004, 2005 and 2006 with the remaining balance based on performance.

The 2005 options were awarded to an employee of the Company and expire in December 2015.

The following schedule summarizes stock option activity for 2005 and 2004:

	2005		2004
	Option	Weighted Average	Option	Weighted Average.
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, Beginning of Year	3,000,000	$0.08	5,500,000	$0.08
Granted, During the Year	1,500,000	0.10	-	-
Forfeited, During the Year	(2,000,000)	0.10	(2,500,000)	0.08

Outstanding, End of the Year	2,500,000	$0.08	3,000,000	$0.08

Two former employees forfeited 2,000,000 and 2,500,000 during 2005 and 2004, respectively. The weighted average remaining life of the outstanding options at December 31, 2005 is 9 years.

There were 1,000,000 and 1,250,000 options exercisable at December 31, 2005 and 2004, respectively. The weighted average exercise prices of those options are $0.05 and $0.06 at December 31, 2005 and 2004 respectively. The weighted average remaining life of the exercisable options at December 31, 2005 is 8 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J - WARRANTS

Information about warrants outstanding at December 31, 2005 and 2004 is summarized below:

December 31, 2005
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Number Exercisable	Weighted-Average Remaining Contractual Life (years) of Exercisable Warrants

$0.01	1,400,000	2	800,000	1
$0.08	600,000	1	600,000	1
$0.12	150,000	3	150,000	3
$0.20	500,000	2	500,000	2
$0.22	500,000	3	500,000	3
$0.24	32,546,250	3	32,546,250	3
$0.35	15,235,000	1	15,235,000	1

December 31, 2004
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Number Exercisable	Weighted-Average Remaining Contractual Life (years) of Exercisable Warrants

$0.01	100,000	3	100,000	3
$0.08	600,000	2	600,000	2
$0.24	5,434,375	4	5,434,375	4
$0.35	15,235,000	2	15,235,000	2

During 2005, the Company issued 1,300,000 warrants to consultants and others for services with an exercise price of $0.01 per share. A total of $245,584 was recorded as Paid in Capital for Compensatory Warrants in the Statement of Stockholders’ Equity. The warrants vest after satisfactory completion of one year of service. The expense is being recorded over the service period.

In addition, during 2005 the Company issued 1,000,000 warrants to consultants for services rendered on behalf of the Company at an exercise price of $0.20 per share for 500,000 warrants and $0.22 per share for the remaining 500,000. A total of $164,560 was recorded as Paid in Capital for Compensatory Warrants in the Statement of Stockholders’ Equity.

In December 2005, the Company issued 150,000 warrants to a director with an exercise price of $0.12 per share. The Company recorded $12,291 as Paid in Capital for Compensatory Warrants in the Statement of Stockholders’ Equity.

The $0.35 per share warrants were issued in conjunction with Round 1 Private Placement. The $0.24 per share warrants relate to the Round 2 Private Placement. The Company has ascribed no value to the warrants associated with the Private Placements that are described in Note K.

During 2004, the Company issued 100,000 warrants to consultants and others for services with an exercise price of $0.01 per share. A total of $39,000 was recorded as Paid in Capital for Compensatory Warrants in the Statement of Stockholders’ Equity.

During 2004, the Company issued 600,000 warrants to consultants and others for services with an exercise price of $0.01 per share. A total of $78,000 was recorded as Paid in Capital for Compensatory Warrants in the Statement of Stockholders’ Equity.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note K - STOCKHOLDERS’ EQUITY

Private Placement - Round 1
From February through July 2004, the Company offered for sale shares of restricted stock to accredited investors through a private offering. The price of the restricted stock was $.10 per share. A total of 15,235,000 restricted common shares were issued to accredited investors for $1,499,900, net of issuance cost of $23,600. The issuance cost consisted of $22,400 in cash and 3,429 in common shares valued at $1,200, paid to consultants for assistance in selling the Company’s common stock. The value of Company stock was based on a contractual agreement of $.35 per share. In addition, each purchaser of shares of common stock was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.35 per share until February 2007. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase.

Private Placement - Round 2
From November 2004 through March 2005, the Company offered for sale shares of restricted stock to accredited investors through a private offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of shares of common stock was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of December 31, 2004, a total of 5,434,375 restricted common shares were sold to accredited investors for $695,761, net of issuance costs of $173,739. The issuance cost consisted of $128,950 in cash, 218,746 warrants, each entitling the holder to buy one share of the Company’s common stock for $0.24 valued at $32,812 and 34,277 shares of common stock valued at $11,977 which was paid or accrued to consultants for assistance in selling the Company’s common stock As of December 31, 2004, the common shares and related warrants had not been issued to the purchasers and are recorded as common shares purchased and not issued on the Company’s balance sheet. As of December 31, 2005, all shares previously paid for and not issued had been issued. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.

On March 10, 2005, the Company finalized a sale of shares of restricted common stock to accredited investors through a private offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of the shares of common stock received a warrant to acquire an equal number of common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. A total of 13,018,750 restricted common shares were sold to accredited investors for $1,952,675, net of issuance costs of $162,569. The issuance cost consisted of $157,000 in cash and 15,855 shares of common stock valued at $5,569 which was paid or accrued to consultants for assistance in selling the Company’s common stock. The value of Company stock was derived based on a contractual arrangement of $.35 per share. In addition, the Company issued 806,250 warrants, each entitling the holder to buy one share of the Company’s common stock for $0.24 per share. The value of the warrants totaled $120,938 and had no net impact on common stock. The values of the warrants were calculated using the Black-Scholes option-pricing model.

During 2005, the Company extended its fundraising efforts through the sale of common stock to accredited investors through a private placement. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. A total of 12,250,000 restricted common shares were sold to accredited investors for $1,889,700, net of cash issuance cost of $70,300. In addition, the Company issued 278,125 in warrants, each entitling the holder to buy one share of the Company’s common stock for $0.24 per share. The value of the warrants totaled $41,719 and had no net impact on common stock.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note K - STOCKHOLDERS’ EQUITY, CONTINUED

Private Placement - Round 2, continued
Under the Round 2 Private Placements, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective within 120 days of March 10, 2005. As a result of provisions in certain of the Round 2 Private Placement documents, on August 7 and September 6, 2005, 68,125 shares of the Company’s common stock and 68,125 warrants to purchase the Company’s common stock were issued to certain shareholders who acquired in the aggregate 6,812,500 shares in Round 2 Private Placement for each date as a result of the registration statement not becoming effective by such date. The additional number of shares and warrants is based upon one percent of the number of shares and warrants purchased by such participants for each 30-day period beginning on the 121st day until the registration statement was declared effective. Beginning September 7, 2005, the number of shares and warrants to be issued increased from one percent to two percent for each 30-day period until the registration statement is declared effective. On October 6, 2005, November 9, 2005, and December 9, 2005, an additional 136,250, 136,250, and 131,250, respectively, in penalty shares and warrants were issued. In addition, certain shareholders who purchased 6,812,500 shares of the Company’s common stock have anti-dilution rights until the registration statement has been effective for 365 days. If the Company sells shares of the Company’s common stock at a price less than $.16 per share or issues warrants to purchase the Company’s common stock at an exercise price less than $.24 per share, certain shareholders will receive an amount of shares or warrants at no cost so that those shareholders have no diluted effect from the sales of common stock or warrant issuances. Shares, options or warrants issued to employees, consultants and directors are excluded from the anti-dilutive clause. No expense has been recorded upon the issuance of the additional shares.

Shares Issued in Exchange for Services
During 2004, the Company issued 222,372 common stock shares to consultants for services and 53,561 shares to settle accrued liabilities for services. The shares were granted at the fair market value of the services provided. Total consultant expense of $41,800 was recorded for the issuance. In addition, under a consulting agreement, the Company was obligated to issue an additional $60,000 of shares (amounting to 254,572 shares) to consultants at December 31, 2004. The expense is accrued for at December 31, 2004 in accrued expenses on the Company’s balance sheet and a corresponding charge to consultant expense in the statement of operations. Warrants with a fair value of $117,000 were issued to consultants and others for services performed on behalf of the Company, and are included in the Statement of Changes in Stockholders’ Equity.

The Company issued 200,000 shares of the Company’s common stock in 2004 to two individuals who have agreed to serve on the Company’s Scientific Advisory Committee. The market value of the shares at the time of issuance was $37,000 and was recorded as compensation expense in the statement of operations.

During 2005, the Company issued 2,039,453 common stock shares to consultants for services and 308,133 shares to settle accrued liabilities for services totaling $78,746. The shares were granted at the fair market value of the services provided as determined by the consultants. Total consultant expense of $381,876 was recorded for the issuances in 2005.

Stock Cancellation
During 2004, certain officers and former officers and former directors of the Company surrendered 3,466,036 shares of the Company’s common stock because the issuance of the shares was not properly authorized. The shares were immediately cancelled, and the Company gave no consideration for these shares.

In 2005, consultants who had previously been issued shares of stock in return for services provided rescinded 1,580,532 of these shares. The Company recorded a $300,000 credit to consulting expense as a result of this action.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note L - GOING CONCERN

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Limited revenue has been derived since inception, and the Company has not yet generated sufficient working capital to support its operations. The Company’s ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs and obtain new contracts to eventually attain a profitable level of operations.

The Company has begun licensing the technology underlying several of its patents and providing supporting services related to the application of such technology that is resulting in ongoing revenue. In addition, management has successfully negotiated with its debt holders, which resulted in the deferment of cash payments on debt until October 2007. In late 2005, management has instituted a cost reduction program whereby the salaries of company employees, including senior management, have been reduced or deferred. Based on these developments, management believes revenue generation will continue, additional licensing agreements will be obtained in the near-term and non-revenue generating costs will be controlled.