Form 10QSB
period 2006-03-31
HEALTH DISCOVERY CORP
filed 2006-05-16
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

[   ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transaction period from ______ to _______

Commission file number 333-62216

HEALTH DISCOVERY CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas	74-3002154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5501 ½ Abercorn Street Savannah, Georgia	31405
(Address of principal executive offices)	(Zip Code)

912-352-7488
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,163,384 shares of common stock, no par value, were issued and outstanding as of May 11, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Balance Sheet	1

	Statements of Operations	2

	Statements of Cash Flows	3

	Notes to Financial Statements	4-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9

Item 4.	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10-11

Item 6.	Exhibits	12

	Signatures	14

HEALTH DISCOVERY CORPORATION

Balance Sheet
(unaudited)

Assets

March 31, 2006

Current Assets
Cash	$522,910
Prepaid Expenses and Other Assets	32,731

Total Current Assets	555,641

Equipment, Less Accumulated Depreciation of $8,407	11,808

Other Assets
Patents, Less Accumulated Amortization of $483,215	3,502,579

Total Assets	$4,070,028

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$357,378
Accrued Liabilities	139,500
Current Portion of Long-Term Debt	26,780

Total Current Liabilities	523,658

Convertible Notes Payable	665,643
Long-Term Debt, Less Current Portion	321,911

Total Liabilities	1,511,212

Commitments

Stockholders’ Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized
115,963,384 Shares Issued and Outstanding	10,180,002
Accumulated Deficit	(7,621,186)

Total Stockholders' Equity	2,558,816

Total Liabilities and Stockholders' Equity	$4,070,028

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Operations
(unaudited)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
Revenues:
Licensing	$105,000	-
Total Revenues	105,000	-
Cost of Sales:
Licensing	-	-

Total Cost of Sales	-	-

Gross Profit	105,000	-
Operating Expenses:
Amortization	65,680	56,819
Professional and Consulting Fees	573,229	448,042
Compensation	359,298	199,543
Other General and Administrative Expenses	240,211	206,364
Total Operating Expenses	1,238,418	910,768

Loss From Operations	(1,133,418)	(910,768)

Other Income (Expense)
Interest Income	4,830	-
Gains on Restructuring of Accounts Payable	77,546	-
Interest Expense	(19,745)	(17,152)
Total Other Income (Expense)	62,631	(17,152)

Net Loss	$(1,070,787)	(927,920)

Weighted Average Outstanding Shares	115,063,384	85,237,154

Loss Per Share	$(.01)	(.01)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)
For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005

Cash Flows From Operating Activities:
Net Loss	$(1,070,787)	(927,920)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Noncash Compensation	190,322	-
Securities Exchanged for Warrants	305,265	-
Services Exchanged for Common Stock	-	75,000
Gains on Restructuring of Accounts Payable	(77,546)	-
Depreciation and Amortization	67,427	57,778
Increase in Employee Advances	-	(3,500)
Increase in Prepaid Expenses and Other Assets	(15,023)	(2,706)
Increase (Decrease) in Accounts Payable - Trade	222,406	(109,761)
Increase in Accrued Liabilities	76,181	24,049

Net Cash Used by Operating Activities	(301,755)	(887,060)

Cash Flows From Investing Activities:
Purchase of Equipment	(502)	(5,882)
Amounts Paid to Acquire Patents	-	(3,223)

Net Cash Used by Investing Activities	(502)	(9,105)

Cash Flows From Financing Activities:
Repayments of Notes Payable	-	(62,500)
Proceeds from Sales of Common Stock, Net Proceeds from Exercise of Stock Options	100,000 6,000	1,926,000 -

Net Cash Provided by Financing Activities	106,000	1,863,500

Net Increase (Decrease) in Cash	(196,257)	967,335

Cash, at Beginning of Period	719,167	163,477

Cash, at End of Period	$522,910	1,130,812

Non-Cash Investing and Financing Transactions:
Stock Issued for Professional and Consulting Services	$-	75,000
Non-cash Compensation Warrants and Options	$495,587	-
Non-cash Stock Issuance Costs	$-	127,076
Warrants Issued in Restructuring of Accounts Payable	$55,454	-

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$-	2,774

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired certain rights to patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery. The Company licenses the use of its patented protected technology or may develop specific learning tools to sell to third parties. The Company was reported on as a development stage corporation through December 31, 2004.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

RECLASSIFICATIONS

Certain amounts from 2005 have been reclassified to conform to the presentation used in 2006.

Note B - NET LOSS PER SHARE

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

Note C - STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective transition method provided for under the standard. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. We had previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123(R):

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C - STOCK-BASED COMPENSATION, continued

Three months ended
March 31, 2005

Net loss as reported	$(927,920)

Deduct: Stock-based Expense Determined Under Fair Value Based Method for Employee Stock Options	-

Proforma Net Loss	$(927,920)

Stock-based Expense Included in Net Loss	$75,000

Loss Per Share:
Basic - As Reported	$(.01)
Basic - Proforma	$(.01)

Stock-based expense included in our net loss for the three months ended March 31, 2006 consisted of $495,587 in compensatory warrants and options. Stock-based expense included in our net loss for the three months ended March 31, 2005 consisted of $75,000 for the issuance of common stock to consultants for services.

As of March 31, 2006, there was approximately $659,000 of unrecognized cost related to stock option and warrant grants. The cost is expected to be recognized over the remaining vesting period of approximately 2 years.

The Company granted 2,000,000 options during the first quarter of 2006. The fair value of each option granted in 2006 was $0.11 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 5.00%, an expected life of 10 years, and volatility of 133%. Expected option lives and volatilities used in the fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period. No options were granted in the first quarter of 2005.

The following schedule summarizes stock option activity for the first quarter of 2006:

	Option	Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2005	2,500,000	$0.08
Granted	2,000,000	0.11
Exercised	(600,000)	0.01
Forfeited	(400,000)	0.10

Outstanding, March 31, 2006	3,500,000	$0.11

The weighted average remaining life of the outstanding options at March 31, 2006 is 10 years.

There were 1,500,000 options exercisable at March 31, 2006. The exercisable options have a weighted average exercise price of $0.11 and a weighted average remaining life of 10 years.

Information about warrants outstanding at March 31, 2006 is summarized below:

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C - STOCK-BASED COMPENSATION, continued

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	1,400,000	1	800,000	1
$0.08	600,000	1	600,000	1
$0.10	365,000	3	365,000	3
$0.11	500,000	3	500,000	3
$0.12	150,000	3	150,000	3
$0.13	5,500,000	5	2,500,000	3
$0.15	1,000,000	3	1,000,000	3
$0.20	500,000	2	500,000	2
$0.22	500,000	3	500,000	3
$0.24	32,546,250	3	32,546,250	3
$0.35	15,235,000	1	15,235,000	1

During 2006, the Company issued 2,600,000 warrants to consultants and others for services with a weighted-average exercise price of $0.13 per share. A total of $258,724 was recorded as Paid in Capital for Compensatory Warrants. The warrants became exercisable upon issuance.

The Company issued 3,000,000 warrants to two directors with an exercise price of $0.13 per share. A total of $29,625 was recorded as Paid in Capital for Compensatory Warrants. The warrants vest at a rate of 500,000 warrants (250,000 warrants for each director) after satisfactory completion of each 6 months of service until 3 years of service has been completed. The expense is being recorded over the service period.

The Company issued 1,000,000 warrants to a director with an exercise price of $0.15 per share in conjunction with a common stock sale. The Company has ascribed no value to the warrants associated with the common stock sale described in Note E.

The Company issued 765,000 warrants to three of its service providers with a weighted-average exercise price of $0.11 in settlement of certain accounts payable due to the service providers. The Company recorded a total of $55,454 as Paid in Capital for Compensatory Warrants and recognized total gains of $77,546 as a result of the restructuring the accounts payable amounts.

In addition, the Company recorded a total of $16,916 during 2006 as Paid in Capital for Compensatory Warrants associated with previous warrant grants that have not fully vested. The expense is being recorded over the service period.

Note D - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded $3,502,579 in patents and patent related costs, net of accumulated amortization, at March 31, 2006.

Amortization charged to operations for the quarters ended March 31, 2006 and 2005 was $65,680 and $56,819, respectively. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $262,575 per year.

Note E - STOCKHOLDERS’ EQUITY

During the first quarter of 2006, the Company issued 600,000 shares of its common stock upon the exercise of stock options. Proceeds from the exercise totaled $6,000.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E - STOCKHOLDERS’ EQUITY, continued

In addition, the Company sold 1,000,000 shares of its common stock to one of its directors for $100,000. The shares were sold for $.10 per share which was the closing price of the stock on the date of the sale. As part of the purchase, the director also received warrants to purchase an additional 100,000 shares of the Company’s common stock at a fixed price of $.15 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrants exceeded the market value of the underlying common stock on the date of purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenue

For the three months ended March 31, 2006, revenue was $105,000 compared with no revenue for the three months ended March 31, 2005, which was reported as a developmental stage company. Revenue was recognized for licensing and development fees.

Cost of Sales and Gross Margin

No expenses attributable to cost of sales was recorded for 2006. Cost of sales includes all direct costs associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees associated with licensing negotiations, are also included in cost of sales. No such direct costs were incurred during the first quarter of 2006.

Operating and Other Expenses

Amortization expense was $65,680 for the first quarter of 2006 compared with $56,819 for the first quarter of 2005. This increase was due to amortization being charged in 2006 for intangibles acquired during 2005.

Professional and consulting fees totaled $573,229 for the first quarter of 2006 compared with $448,042 for the first quarter of 2005. These fees, related to legal, accounting and scientific activities, were higher in 2006 because of increased regulatory filing activity, patent protection efforts, and general corporate legal and accounting work. The amount for 2006 includes $275,641 in compensatory warrants issued to consultants for services.

Compensation of $359,298 for the first quarter of 2006 was higher than the $199,543 reported for the first quarter of 2005. This increase was due to the implementation of SFAS 123(R) favorably offset by a reduction of $17,000 in salaries due to reduced headcount.

Other general and administrative expenses increased from $206,364 for the first quarter of 2005 to $240,211 for the first quarter of 2006. This increase is largely due to the extensive sales, marketing, and promotional efforts expended throughout the first quarter of 2006.

Loss from Operations

The loss from operations for the first quarter of 2006 was $1,133,418 compared to $910,768 for the first quarter of 2005. The increased loss was due to the factors enumerated above.

Other Income and Expense

Interest income was $4,830 for the first quarter of 2006. No interest income was earned in 2005.

A gain on the restructuring of accounts payable of $77,546 was recorded in the first quarter of 2006 to reflect common stock warrants issued in payment of liabilities. No such amount was recorded in the comparable 2005 period.

Interest expense was $19,745 in 2006 compared with $17,152 in the first quarter of 2005. This increase was due to interest being charged in 2006 for the debt assumed in 2005, as well as the higher interest rate associated with the renegotiated promissory notes.

Net Loss

The net loss for the first quarter of 2006 was $1,070,787 compared to $927,920 for the first quarter of 2005. The increased loss was due to the higher loss from operations, offset favorably by the increased other income.

Net loss per share was $0.01 for the first quarter of 2006 and 2005. The larger net loss in 2006 compared to that in 2005 was offset by the increased average number of shares outstanding in 2006.

Liquidity and Capital Resources

At March 31, 2006, the Company had $522,910 in available cash. Cash used by operating activities was $301,775. This was due primarily to the net loss of $1,070,787; however non-cash charges of $563,014 favorably impacted the computation of the net cash used. Cash used by investment activities was $502 due to the acquisition of assets. Net cash provided by financing activities was $106,000 due to the proceeds from the sale of common stock and the exercise of stock options.

A portion of our cash will be used to satisfy the Company’s outstanding debt obligations related to the acquisition of the SVM assets and fees due to professionals for services performed. Scheduled payments of $26,780 on notes resulting from the acquisition of the SVM Portfolio were paid on May 11, 2006.

The following table summarizes the due dates of our contractual obligations. The Company has no long term lease agreements in effect as of March 31, 2006.

	Total	Less than 1 Year	1-3 Years
Convertible Notes Payable	$665,643	$-	$665,643
Term Debt	348,691	26,780	321,911
Total	$1,014,334	$26,780	$987,554

The Company has relied primarily on equity funding plus debt financing for liquidity during its developmental phase that ended in 2005. The Company produced sales, licensing, and developmental revenue in 2005 and 2006 and must continue to do so in order to generate sufficient cash to continue operations. Our plan to have sufficient cash to support operations is comprised of generating revenue through licensing our significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. We have been and continue to be in meaningful discussions with a variety of parties, which if successful, will result in significant revenue. We have implemented a cash conservation plan that includes salary deferrals, reduction in consulting payments, negotiated settlements with creditors whereby we substituted equity instruments for amounts owed, and a heightened scrutiny of all potential expenditures.

Should it prove necessary, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings. Although this raises doubt with respect to our ability to operate as a going concern, the Company believes that it has sufficient capability to operate through the next twelve months.

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

Item 4. Controls and Procedures.

As of March 31, 2006 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

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

After several rulings at the District Court, on August 25, 2004 the Court of Appeals for the Tenth District of the State of Texas granted our appeal and entered an order, remanding the case to the original trial judge with instructions to issue a temporary injunction to preserve the status quo. The injunction will remain until a judgment in the case becomes final or the court otherwise instructs. The injunction requires the remaining defendants, their agents, employees, affiliates, any person or entity they control, and any person acting in concert with them to (i) stop and refrain from selling or otherwise disposing of any share of our common stock, and (ii) deposit into the registry of the District Court all shares of our common stock they now own or hold. Costs of the appeal were assessed against the Respondents. The defendants have asserted several counter claims against the Company, including a derivative action, and have brought third-party claims against several current officers of the Company.

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

On March 9, 2005, we completed the private sale of 30,703,125 shares of restricted common stock to certain institutional investors and individual accredited investors at an offering price of $0.16 per share for a total of $4,912,500. For every share of common stock purchased, each investor received warrants to purchase one share of the Company’s common stock at $0.24 per share, exercisable until December 31, 2008. This could result in the issuance of up to 30,703,125 additional restricted common shares upon exercise. We entered into purchase agreements with each of the investors, the form of which is attached as Exhibit 10.8. Under each agreement, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective July 6, 2005. Shares totaling 540,000 were issued in the fourth quarter of 2005 under the penalty provisions of the agreement. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares and the warrants, the form of which is attached as Exhibit 10.9, were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated there under. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). Subsequently on March 10, 2005, we filed registration statement No. 333-124750 for 18,609,375 shares of restricted common stock and the equivalent number of warrants.

On December 14, 2005, the Company filed registration statement 333-124750 registering 31,622,749 shares of common stock and 32,638,436 shares of common stock underlying warrants with the Securities and Exchange Commission, and the Securities and Exchange Commission declared the registration statement effective on December 20, 2005.

In January 2006, Mr. David Cooper was issued 600,000 shares of the Company’s common stock in exchange for exercising his options, which had an exercise price of $0.01. On March 31, 2006, Mr. William Quirk purchased 1,000,000 shares of the Company’s common stock with accompanying warrants to acquire an equal number of shares. The purchase price for the common shares was $.10 per share, and the exercise price of the warrants is $0.15 per share. All of these issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Item 6. Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form SB-2:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Registration Statement on Form SB-2, filed June 4, 2001.

3.1 (a)	Articles of Amendment to Articles of Incorporation Registrant incorporates by reference Exhibit 2.2 to Form 10-QSB, filed November 14, 2001.

3.1(b)
Articles of Amendment to Articles of Incorporation changing Registrant name from Direct Wireless Communications, Inc., to Health Discovery Corporation. Registrant incorporates by reference Exhibit 3.1 (b) to form 10-KSB, filed March 3, 2004.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1 (b)	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.2	Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.2(A)	Corrected Article 3.02 of By-Laws. Registrant incorporates by reference Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, filed August 15, 2001.

4.3(a)	Non Qualified stock option agreements dated October 30, 2003 between registrant and David Cooper. Registrant incorporates by reference Exhibit 4.3(a) to form 10-KSB, filed March 30, 2004.

10.1	Asset purchase agreement between registrant dated September 15, 2003 and Barnhill Group LLC. Registrant incorporates by reference Exhibit 10.2 to form 10-KSB, filed March 30, 2004.

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

        Health Discovery Corporation
        Registrant

Date: May 15, 2006        /s/ Stephen D. Barnhill M.D.
       Printed Name: Stephen D. Barnhill M.D.
       Title: Chief Executive Officer

Date: May 15, 2006           /s/ Daniel R. Furth
       Printed Name: Daniel R. Furth
      Title: Chief Financial Officer / Secretary