Form 10QSB
period 2006-06-30
HEALTH DISCOVERY CORP
filed 2006-08-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,163,384 shares of common stock, no par value, were issued and outstanding as of August 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Balance Sheet	1

	Statements of Operations	2

	Statements of Cash Flows	3

	Notes to Unaudited Financial Statements	4-7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7-11

Item 3.	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	11-12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6.	Exhibits	12-13

	Signatures	14

HEALTH DISCOVERY CORPORATION

Balance Sheet
(unaudited)

Assets

June 30,
2006

Current Assets
Cash	$244,078
Prepaid Expenses and Other Assets	37,020

Total Current Assets	281,098

Equipment, Less Accumulated Depreciation of $10,168	10,046

Other Assets
Patents, Less Accumulated Amortization of $548,895	3,436,900

Total Assets	$3,728,044

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$355,559
Accrued Liabilities	227,036

Total Current Liabilities	582,595

Convertible Notes Payable	665,643
Long-Term Debt	321,911

Total Liabilities	1,570,149

Commitments

Stockholders’ Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized
116,163,384 Shares Issued and Outstanding	10,272,316
Accumulated Deficit	(8,114,421)

Total Stockholders' Equity	2,157,895

Total Liabilities and Stockholders' Equity	$3,728.044

See accompanying notes to unaudited financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Operations
(unaudited)
For the Six Months Ended June 30, 2006 and 2005

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Licensing	$70,000	-	175,000	-
Total Revenues	70,000	-	175,000	-
Cost of Sales:
Internal Development	9,654	-	9,654	-

Total Cost of Sales	9,654	-	9,654	-

Gross Profit	60,346	-	165,346	-
Operating Expenses:
Amortization	65,679	62,778	131,359	119,597
Professional and Consulting Fees	174,036	384,057	747,265	832,099
Compensation	200,724	169,612	560,022	369,155
Other General and Administrative Expenses	95,204	198,166	335,415	404,531
Total Operating Expenses	535,643	814,613	1,774,061	1,725,382

Loss From Operations	(475,297)	(814,613)	(1,608,715)	(1,725,382)

Other Income (Expense)
Interest Income	3,169	-	7,999	-
Gains on Restructuring of Accounts Payable	-	-	77,546	-
Interest Expense	(21,107)	(14,391)	(40,852)	(31,542)
Total Other Income (Expense)	(17,938)	(14,391)	44,693	(31,542)

Net Loss	$(493,235)	(829,004)	(1,564,022)	(1,756,924)

Weighted Average Outstanding Shares	116,113,384	99,826,460	115,534,813	92,531,807

Loss Per Share	$(.00)	(.01)	(.01)	(.02)

See accompanying notes to unaudited financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)
For the Six Months Ended June 30, 2006 and 2005

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

Cash Flows From Operating Activities:
Net Loss	$(1,564,022)	(1,756,924)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based compensation expense	220,158	-
Stock issued for professional and consulting services	365,743	-
Services Exchanged for Common Stock	-	178,876
Gains on Restructuring of Accounts Payable	(77,546)	-
Depreciation and Amortization	134,868	121,720
Increase in Employee Advances	-	(11,216)
Increase in Prepaid Expenses and Other Assets	(19,312)	(18,462)
Increase in Accounts Payable - Trade	220,587	43,042
Increase in Accrued Liabilities	163,717	28,510

Net Cash Used by Operating Activities	(555,807)	(1,414,454)

Cash Flows From Investing Activities:
Purchase of Equipment	(502)	(5,881)
Amounts Paid to Acquire Patents	-	(293,738)

Net Cash Used by Investing Activities	(502)	(299,619)

Cash Flows From Financing Activities:
Repayments of Notes Payable	(26,780)	(293,279)
Proceeds from Sales of Common Stock, Net Proceeds from Exercise of Stock Options and Warrants	100,000 8,000	2,358,500 -

Net Cash Provided by Financing Activities	81,220	2,065,221

Net Increase (Decrease) in Cash	(475,089)	351,148

Cash, at Beginning of Period	719,167	163,477

Cash, at End of Period	$244,078	514,625

Non-Cash Investing and Financing Transactions:
Patents Purchased Using Debt	$-	185,272
Stock Issued for Professional and Consulting Services	$365,743	238,276
Stock-based compensation expense	$220,158	-
Non-cash Stock Issuance Costs	$-	166,451
Warrants Issued in Restructuring of Accounts Payable	$55,454	-
Stock Issued for Convertible Notes Payable	$-	409,616

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$1,056	2,774

See accompanying notes to unaudited financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Unaudited Financial Statements

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123(R):

HEALTH DISCOVERY CORPORATION

Notes to Unaudited Financial Statements, continued

Note C - STOCK-BASED COMPENSATION, continued

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(829,004)	$(1,756,924)

Deduct: Stock-based Expense Determined Under Fair Value Based Method for Employee Stock Options	-	-

Proforma Net Loss	$(829,004)	$(1,756,924)

Stock-based Expense Included in Net Loss	$163,276	$238,276

Loss Per Share:
Basic - As Reported	$(.01)	$(.02)
Basic - Proforma	$(.01)	$(.02)

Stock-based expense included in our net loss for the three and six months ended June 30, 2006 consisted of $90,314 and $585,901, respectively, in compensatory warrants and options for professional and consulting services and compensation. Stock-based expense included in our net loss for the three and six months ended June 30, 2005 consisted of $163,276 and $238,276, respectively, for the issuance of common stock to consultants for services.

As of June 30, 2006, there was approximately $621,012 of unrecognized cost related to stock option and warrant grants. The cost is to be recognized over the remaining vesting periods that averages approximately 2 years.

The Company granted 2,000,000 options during the first quarter of 2006. The fair value of each option granted in 2006 was $0.11 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 5.00%, an expected life of 10 years, and volatility of 133%. Expected option lives and volatilities used in the fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period. No options were granted in the second quarter of 2006 or during the six month period ending June 30, 2005.

The following schedule summarizes stock option activity for the six months ended June 30, 2006:

	Option	Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2005	2,500,000	$0.08
Granted	2,000,000	0.11
Exercised	(600,000)	0.01
Forfeited	(400,000)	0.10

Outstanding, June 30, 2006	3,500,000	$0.11

The weighted average remaining life of the outstanding options at June 30, 2006 is 10 years.

There were 1,750,000 options exercisable at June 30, 2006. The exercisable options have a weighted average exercise price of $0.11 and a weighted average remaining life of 10 years.

HEALTH DISCOVERY CORPORATION

Notes to Unaudited Financial Statements, continued

Note C - STOCK-BASED COMPENSATION, continued

Information about warrants outstanding at June 30, 2006 is summarized below:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	1,200,000	1	600,000	1
$0.08	600,000	1	600,000	1
$0.10	565,000	3	365,000	3
$0.11	1,000,000	3	500,000	3
$0.12	150,000	3	150,000	3
$0.13	5,500,000	5	2,500,000	3
$0.15	1,000,000	3	1,000,000	3
$0.20	500,000	2	500,000	2
$0.22	500,000	3	500,000	3
$0.24	32,546,250	3	32,546,250	3
$0.35	15,235,000	1	15,235,000	1
	58,796,250		54,496,250

During 2006, the Company issued 2,600,000 warrants to consultants and other service providers with a weighted-average exercise price of $0.13 per share. A total of $258,724 was recorded as Paid in Capital for Compensatory Warrants. The warrants became exercisable upon issuance.

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

During the second quarter of 2006, the Company issued 500,000 warrants to two employee members of its Scientific Advisory Board. These warrants vest over a one-year period and have an exercise price of $0.11. The Company also issued 200,000 warrants to a service provider in exchange for professional services. These warrants vest over a two-year period and have an exercise price of $0.10. The estimated value of these warrants is being recorded to expense over the respective service periods.

Note D - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded as other assets $3,436,900 in patents and patent related costs, net of $548,895 in accumulated amortization, at June 30, 2006.

HEALTH DISCOVERY CORPORATION

Notes to Unaudited Financial Statements, continued

Note D - PATENTS, continued

Amortization charged to operations for the six months ended June 30, 2006 and 2005 was $131,359 and $119,597, respectively. Amortization charged to operations for the three months ended June 30, 2006 and 2005 was $65,679 and $62,778, respectively. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $262,575 per year.

Note E - STOCKHOLDERS’ EQUITY

During the first quarter of 2006, the Company issued 600,000 shares of its common stock upon the exercise of stock options. Proceeds from the exercise totaled $6,000.

In addition, the Company sold 1,000,000 shares of its common stock to one of its directors for $100,000. The shares were sold for $0.10 per share which was the closing price of the stock on the date of the sale. As part of the purchase, the director also received warrants to purchase an additional 100,000 shares of the Company’s common stock at a fixed price of $0.15 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrants exceeded the market value of the underlying common stock on the date of purchase.

During the second quarter of 2006, 200,000 warrants were exercised at $0.01 each. The Company issued 200,000 shares of its common stock and recorded the proceeds of $2,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Our Company is uniquely positioned in the field of pattern recognition technology. Through the application of our patent protected technology, the Company is a biology-oriented biomarker and pathway discovery company providing all aspects of First-Phase Biomarker Discovery. Our primary business consists of licensing that intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools. We also endeavor to develop our own product line of newly discovered biomarkers and pathways that include human genes and genetic variations, as well as gene, protein, and metabolite expression differences. In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action. They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

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

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Revenue

For the three months ended June 30, 2006, revenue was $70,000 compared with no revenue for the three months ended June 30, 2005, which was reported as a developmental stage company. Revenue was recognized for licensing and development fees.

During most of the second quarter and first half of 2006, the Company was engaged in intensive negotiations with a U.S. medical diagnostic company for exclusive, worldwide licensing and product development agreements in the tissue- and serum-based cancer diagnostics field. The potential revenue was so significant and dependent in large part on the exclusive nature of the relationship that the Company suspended and did not initiate new discussions with other parties in order to preserve the exclusivity feature for this company. Just prior to closing, this prospective licensee abruptly suspended final negotiations pending the resolution of certain of its internal issues unrelated to the transaction. As a result, because the Company generated no revenue from this company with respect to the contemplated transaction or from any new sources during such period, and also expended significant cash resources, our cash position declined. The Company cannot say if this company's internal issues will be resolved or, if they are, whether this transaction will be completed on terms favorable to the Company or at all. In any event, the Company’s management has now resumed its business development strategy and reduced certain expense categories in an attempt to safeguard its financial viability.

Cost of Sales and Gross Margin

Internal development costs of $9,654 were recorded as cost of sales for the second quarter of 2006. Cost of sales includes all direct costs associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees associated with licensing negotiations, are also included in cost of sales. No such direct costs were incurred during the second quarter of 2005.

Operating Expenses

Amortization expense was $65,679 for the second quarter of 2006 compared with $62,778 for the second quarter of 2005. This increase was due to amortization being charged in 2006 for intangibles acquired throughout 2005.

Professional and consulting fees totaled $174,036 for the second quarter of 2006 compared with $384,057 for the second quarter of 2005. These fees, related to legal, accounting and scientific activities, were lower in 2006 because of efforts to control costs related to regulatory filing activity, patent protection efforts, and general corporate legal and accounting work.

Compensation of $200,724 for the second quarter of 2006 was higher than the $169,612 reported for the second quarter of 2005. This increase was due to the implementation of SFAS 123(R) favorably offset by a reduction in salaries due to reduced headcount.

Other general and administrative expenses decreased from $198,166 for the second quarter of 2005 to $95,204 for the second quarter of 2006. This decrease was largely due to increased cost containment efforts undertaken throughout the period.

Loss from Operations

The loss from operations for the second quarter of 2006 was $475,297 compared to $814,613 for the second quarter of 2005. This reduction in loss was largely due to increased cost reduction efforts as enumerated above.

Other Income and Expense

Interest income was $3,169 for the second quarter of 2006. No interest income was earned in 2005.

Interest expense was $21,107 in the second quarter of 2006 compared with $14,391 in the second quarter of 2005. This increase was due to interest being charged in 2006 for the debt assumed in 2005, as well as the higher interest rate associated with the renegotiated promissory notes.

Net Loss

The net loss for the second quarter of 2006 was $493,235 compared to $829,004 for the second quarter of 2005. The reduced loss was due to the diminished loss from operations, offset by the increased interest expense.

Net loss per share was $0.00 for the second quarter of 2006 compared to the net loss per share of $0.01 for 2005. The smaller net loss per share in 2006 was due to the smaller net loss and the increased average number of shares outstanding in 2006.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Revenue

For the six months ended June 30, 2006, revenue was $175,000 compared with no revenue for the six months ended June 30, 2005, which was reported as a developmental stage company. Revenue was recognized for licensing and development fees.

Cost of Sales and Gross Margin

Cost of sales for the 2006 period was $9,654. Cost of sales includes all direct costs associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees associated with licensing negotiations, are also included in cost of sales. No such direct costs were incurred during the six month period ending June 30, 2005.

Operating Expenses

Amortization expense was $131,359 for the six months ended June 30, 2006 compared with $119,597 for the comparable period in 2005. This increase was due to amortization being charged in 2006 for intangibles acquired during 2005.

Professional and consulting fees totaled $747,265 for six months ended June 30, 2006 compared with $832,099 for the six months ended June 30, 2005. These fees, related to legal, accounting and scientific activities, were lower in 2006 because of continued efforts to control costs related to regulatory filing activity, patent protection efforts, and general corporate legal and accounting work. The amount for 2006 includes $421,198 in compensatory warrants issued to consultants for services. No compensatory warrants were issued to consultants for services during the six months ended June 30, 2005.

Compensation of $560,022 for the six months ended June 30, 2006 was higher than the $369,155 reported for the comparable period of 2005. This increase was due to the implementation of SFAS 123(R) favorably offset by a reduction in salaries due to reduced headcount.

Other general and administrative expenses decreased from $404,531 in 2005 to $335,415 in 2006. This decrease was largely due to expense reduction efforts throughout the entire 2006 period.

Loss from Operations

The loss from operations for the six months ended June 30, 2006 was $1,608,715 compared to $1,725,382 for the prior year. The decreased loss was due to the factors enumerated above.

Other Income and Expense

Interest income was $7,999 for the six months ended June 30, 2006. No interest income was earned in 2005.

A gain on the restructuring of accounts payable of $77,546 was recorded in the first quarter of 2006 to reflect common stock warrants issued in payment of liabilities. No such amount was recorded in the comparable 2005 period.

Interest expense was $40,852 in 2006 compared with $31,542 in 2005. This increase was due to interest being charged in 2006 for the debt assumed in 2005, as well as the higher interest rate associated with the renegotiated promissory notes.

Net Loss

The net loss for the six months ended June 30, 2006 was $1,564,022 compared to $1,756,924 for the six months ended June 30, 2005. The reduced loss was due to the smaller loss from operations and increased net other income.

Net loss per share was $0.01 and $0.02 for the six months ended June 30, 2006 and 2005, respectively. The smaller net loss in 2006 compared to that in 2005 was due to the smaller net loss and the increased average number of shares outstanding in 2006.

Liquidity and Capital Resources

At June 30, 2006, the Company had $244,078 in available cash. Cash used by operating activities was $555,807. This was due primarily to the net loss of $1,564,022; however net non-cash expenses and changes in balance sheet accounts of approximately $1,008,000, favorably impacted the computation of the net cash used. Cash used by investment activities was $502 due to the acquisition of assets. Net cash provided by financing activities was $81,220 due to the proceeds from the sale of common stock and the exercise of stock options and warrants, less repayment of debt totaling $26,780.

A portion of our cash will be used to satisfy the Company’s outstanding debt obligations related to the acquisition of the SVM assets and fees due to professionals for services performed.

The following table summarizes the due dates of our contractual obligations. The Company has no long term lease agreements in effect as of June 30, 2006.

	Total	Less than 1 Year	1-3 Years
Convertible Notes Payable	$665,643	$-	$665,643
Term Debt	321,911	-	321,911
Total	$987,554	$-	$987,554

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

Subsequent Events and Developments

After final negotiations for exclusive licensing and development agreements with a U.S. medical diagnostics company were suspended late in the second quarter of 2006, the Company immediately redirected its attention to other revenue-generating opportunities in licensing, product development and consulting. Below is a summary of the status of several of these undertakings.

On June 26, 2006, the Company filed lawsuits in the United States District Court for the Eastern District of Texas against Ciphergen Biosystems, Inc. and Equbits LLC for infringing certain of the Company’s patents related to SVM technology.  The Company granted a request by Equbits for an extension to respond, and is now in preliminary discussions with Equbits to resolve this matter.  Ciphergen has also requested an extension to respond, which the Company has granted.

On August 1, 2006, the Company and Bruker Daltronics Inc. signed a non-exclusive licensing agreement for the use of the Company’s  patented SVM technology for Bruker’s ClinProTool diagnostic equipment.

On August 3, 2006, the Company signed an agreement with IPotential, LLC, a San Mateo, California-based firm, to market for the first time the Company’s patented SVMs and other intellectual property within the information technology and communications field.

On August 14, 2006, the Company delivered to a German biotechnology company a draft license agreement comporting with a previously agreed upon term sheet for a non-exclusive license for the use of the Company’s patented SVM technology in the field of methylation and genomic analysis.

In the third quarter of 2006, the Company advanced to a substantive licensing and product development negotiations with five pharmaceutical and medical diagnostic companies domiciled variously in Canada, Holland and the U.S. with respect to the Company’s  SVMs, prostate cancer biomarkets and BPH biomarkers.  While there is no assurance of any favorable outcome, management believes that reaching satisfactory agreements with one or more of these companies would positively affect the Company.

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

Item 3. Controls and Procedures.

As of June 30, 2006 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2006, the Company issued 500,000 warrants to two employee members of its Scientific Advisory Board. These warrants vest over a one-year period and have an exercise price of $0.11. The Company also issued 200,000 warrants to a service provider in exchange for professional services. These warrants vest over a two-year period and have an exercise price of $0.10. All of these issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

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

3.1 (b)
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

10.3	Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, filed April 19, 2005. *

10.4	Employment Agreement with David Cooper. Registrant incorporates by reference Exhibit 10.4 to Form 10-KSB, filed April 19, 2005. *

10.5	Form of Asset Purchase Agreement between the Registrant and the Sellers of the SVM Portfolio and related assets. Registrant incorporates by reference Exhibit 10.5 to Form 10-KSB, filed March 30, 2004.

10.6	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.6 to Form 10-KSB, filed April 19, 2005.

10.7	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, filed April 19, 2005.

10.8	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.8 to Form 10-KSB, filed April 19, 2005.

10.9	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, filed April 19, 2005.

10.10	Form of Amendment to Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.10 to Form SB-2/A, filed December 14, 2005.

10.11	Employment Agreement with David R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to Form SB-2/A, filed December 14, 2005.

10.12	Employment Agreement with Robert S. Braswell IV, dated as of January 1, 2006. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed February 2, 2006.

10.13	Form of Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed January 3, 2006.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Health Discovery Corporation
        Registrant

Date: August 14, 2006                       /s/ Stephen D. Barnhill M.D.
       Printed Name: Stephen D. Barnhill M.D.
       Title: Chief Executive Officer

Date: August 14, 2006                          /s/ Daniel R. Furth
       Printed Name: Daniel R. Furth
      Title: Chief Financial Officer / Secretary