Form 10-Q
period 2006-09-30
HEALTH DISCOVERY CORP
filed 2006-11-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act
For the transaction period from _________ to _________

Commission file number 333-62216

HEALTH DISCOVERY CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas	74-3002154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5501 ½ Abercorn Street Savannah, Georgia	31405
(Address of principal executive offices)	(Zip Code)

912-352-7488
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since the last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 116,393,384 shares of common stock, no par value, were issued and outstanding as of November 6, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

HEALTH DISCOVERY CORPORATION

Balance Sheet

(unaudited)

Assets

September 30, 2006
Current Assets
Cash	$817,530
Accounts Receivable	20,000
Prepaid Expenses and Other Assets	48,767
Total Current Assets	886,297
Equipment, Less Accumulated Depreciation of $11,929	8,286
Other Assets
Patents, Less Accumulated Amortization of $614,574	3,371,219

Total Assets	$4,265,802

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$184,636
Accrued Liabilities	181,164
Deferred Revenue	9,167

Total Current Liabilities	374,967

Long-Term Debt	321,911
Convertible Notes Payable	665,643
Notes Payable	1,000,000

Total Liabilities	2,362,521

Commitments

Stockholders’ Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized 116,393,384 Shares Issued and Outstanding	10,469,590
Accumulated Deficit	(8,566,309)

Total Stockholders’ Equity	1,903,281

Total Liabilities and Stockholders’ Equity	$4,265,802

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Operations

(unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues:
Licensing	$20,833	—	195,833	—
Total Revenues	20,833	—	195,833	—

Cost of Sales:
Internal Development	9,480	—	19,134	—

Total Cost of Sales	9,480	—	19,134	—
Gross Profit	11,353	—	176,699	—

Operating Expenses:
Amortization	65,680	65,728	197,039	185,325
Professional and Consulting Fees	178,681	448,796	925,946	1,280,895
Compensation	51,587	259,080	611,609	628,235
Other General and Administrative Expenses	111,859	139,074	447,274	543,605
Total Operating Expenses	407,807	912,678	2,181,868	2,638,060

Loss From Operations	(396,454)	(912,678)	(2,005,169)	(2,638,060)

Other Income (Expense)
Interest Income	3,946	103	11,945	103
Gains on Restructuring of Accounts Payable	20,318	—	97,864	—
Interest Expense	(79,698)	(11,105)	(120,550)	(42,647)
Total Other Income (Expense)	(55,434)	(11,002)	(10,741)	(42,544)

Net Loss	$(451,888)	(923,680)	(2,015,910)	(2,680,604)

Weighted Average Outstanding Shares	116,220,884	114,156,189	115,746,384	99,739,934

Loss Per Share	$(.00)	(.01)	(.02)	(.03)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash Flows From Operating Activities:
Net Loss	$(2,015,910)	(2,680,604)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Noncash Compensation	250,037	120,000
Services Exchanged for Warrants	380,548	—
Services Exchanged for Common Stock	61,917	341,876
Interest Expense Exchanged for Warrants	55,400	—
Increase in Accounts Receivable	(20,000)	—
Increase in Deferred Revenue	9,167	—
Gains on Restructuring of Accounts Payable	(97,864)	—
Depreciation and Amortization	202,308	188.643
Increase in Employee Advances	(12,764)	(7,716)
Increase in Prepaid Expenses and Other Assets	(18,294)	(12,021)
Decrease in Accounts Payable – Trade	(83,336)	(3,020)
Increase (Decrease) in Accrued Liabilities	288,036	(48,819)

Net Cash Used by Operating Activities	(1,000,755)	(2,101,661)
Cash Flows From Investing Activities:
Purchase of Equipment	(502)	(6,813)
Amounts Paid to Acquire Patents	—	(293,738)

Net Cash Used by Investing Activities	(502)	(300,551)

Cash Flows From Financing Activities:
Repayments of Notes Payable	(26,780)	(538,246)
Proceeds from Sales of Common Stock, Net	126,400	3,815,703
Proceeds from Borrowing	1,000,000	—

Net Cash Provided by Financing Activities	1,099,620	3,277,457

Net Increase in Cash	98,363	875,245

Cash, at Beginning of Period	719,167	163,477

Cash, at End of Period	$817,530	1,038,722

Non-Cash Investing and Financing Transactions:
Patents Purchased Using Debt	$—	185,272
Stock and Warrants Issued for Professional and Consulting Services	$442,465	341,876
Non-cash Compensation Warrants and Options	$250,037	120,000
Non-cash Stock Issuance Costs	$—	168,795
Warrants Issued in Restructuring of Accounts Payable	$55,454	—
Stock Issued for Convertible Notes Payable	$—	609,575
Non-Cash Interest Expense Amortization of Warrants issued in connection with debt agreement	$55,400	—
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$2,764	18,066

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired certain patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery. The Company licenses the use of its patented protected technology and utilizes such technology internally to develop diagnostic tests, drug monitoring tests and drug targets for therapeutic use, and sells or licenses such discoveries to diagnostic or pharmaceutical company worldwide. The Company was reported on as a development stage corporation through September 30, 2005.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

RECLASSIFICATIONS

Certain amounts from 2005 have been reclassified to conform to the presentation used in 2006.

Note B - REVENUE RECOGNITION

During the third quarter, the Company entered into two licensing agreements. One of these agreements included a payment for prior royalties due in the amount of $20,000. This agreement provides for future royalties to be paid to the Company based upon sales of products that are dependant upon the Company’s patented technologies. The second agreement is considered an advance royalty payment and is being deferred and amortized over the estimated life of the expected royalties under the agreement.

Note C - NET LOSS PER SHARE

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

Note D - STOCK-BASED COMPENSATION

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION, continued

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for periods presented prior to the Company’s adoption of Statement 123(R):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss as reported	$(923,680)	$(2,680,604)
Deduct: Stock-based Expense Determined Under Fair Value Based Method for Employee Stock Options	—	—
Proforma Net Loss	$(923,680)	$(2,680,604)
Stock-based Expense Included in Net Loss	$223,600	$461,876
Loss Per Share:
Basic - As Reported	$(.01)	$(.03)
Basic - Proforma	$(.01)	$(.03)

Stock-based expense included in our net loss for the nine months ended September 30, 2006 consisted of $772,775 in compensatory warrants and options for professional consulting services, compensation, and interest. Stock-based expense included in our net loss for the nine months ended September 30, 2005 consisted of $461,876 for the issuance of common stock and warrants to consultants for services.

As of September 30, 2006, there was approximately $1,028,125 of unrecognized cost related to stock option and warrant grants. The cost is to be recognized over the remaining vesting periods that average approximately 3½ years.

The Company granted 2,000,000 options during the first quarter of 2006. The fair value of each option granted in 2006 was $0.11 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 5.00%, an expected life of 10 years, and volatility of 133%. Expected option lives and volatilities used in the fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period. No options were granted in the second or third quarter of 2006.

The following schedule summarizes stock option activity for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005:

	Option Shares	Weighted Average Exercise Price
Outstanding, January 1, 2005	3,000,000	$0.08
Granted	1,500,000	0.10
Forfeited	(2,000,000)	0.10
Outstanding, December 31, 2005	2,500,000	$0.08
Granted	2,000,000	0.11
Exercised	(600,000)	0.01
Forfeited	(400,000)	0.10
Outstanding, September 30, 2006	3,500,000	$0.11

The weighted average remaining life of the outstanding options at September 30, 2006 is 9.3 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION, continued

There were 1,875,000 options exercisable at September 30, 2006. The exercisable options have a weighted average exercise price of $0.11 and a weighted average remaining life of 9.3 years.

Information about warrants outstanding at September 30, 2006 is summarized below:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	1,200,000	1	1,200,000	1
$0.08	370,000	1	370,000	1
$0.10	1,365,000	3	1,065,000	3
$0.11	1,000,000	2	500,000	2
$0.12	150,000	2	150,000	2
$0.13	5,500,000	3	3,000,000	2
$0.15	1,000,000	2	1,000,000	2
$0.16	10,000,000	3	1,000,000	3
$0.20	500,000	2	500,000	2
$0.22	500,000	3	500,000	2
$0.24	32,546,250	2	32,546,250	2
$0.35	15,235,000	1	15,235,000	1
Total	69,366,250		57,066,250

During January 2006, the Company issued 3,400,000 warrants to consultants and other service providers with a weighted-average exercise price of $0.12 per share. A total of $290,000 was charged to expense for Compensatory Warrants. The warrants became exercisable upon issuance.

The Company issued 3,000,000 warrants to two directors in January with an exercise price of $0.13 per share. The grant date fair value of these warrants was $355,500. For the three month and nine month periods ended September 30, 2006, the Company recorded expense for compensatory warrants of $29,625 and $88,875, respectively. The warrants vest at a rate of 500,000 warrants (250,000 warrants for each director) after satisfactory completion of each 6 months of service until 3 years of service has been completed. The expense is being recorded over the service period.

In January 2006, the Company issued 1,000,000 warrants to a director with an exercise price of $0.15 per share in conjunction with a common stock sale. The Company has ascribed no value to the warrants associated with the common stock sale described in Note E.

During the second quarter of 2006, the Company issued 500,000 warrants to two members of its Scientific Advisory Board. The grant date fair value of these warrants was $35,000. These warrants vest over a one-year period and have an exercise price of $0.11. The Company also issued 200,000 warrants to a service provider in exchange for professional services. The grant date fair value of these warrants was $14,000. These warrants vest over a two-year period and have an exercise price of $0.10. The estimated value of all of these warrants is being charged as expense over the respective vesting periods.

During the third quarter of 2006, the Company issued 300,000 warrants to service providers. The grant date fair value of these warrants was $16,872. These warrants vest immediately and have an exercise price of $0.10.   During the third quarter of 2006, the Company issued 500,000 warrants to a member of the Scientific Advisory Board for providing advisory services to the Company beyond which was expected in his capacity as a Scientific Advisory Board member.  The grant date fair value of these warrants was $15,115.  These warrants vest immediately and have an exercise price of $0.10.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E - DEBT RESTRUCTURING

In April 2006, the Company issued 765,000 warrants to three of its service providers with a weighted-average exercise price of $0.11 in settlement of certain accounts payable due to the service providers. The fair value of these warrants was $55,454 and the amount of payable forgiven from these vendors was $133,000. As a result, the Company recorded a gain on restructuring of $77,546.

During the third quarter, the Company obtained a $1,000,000 loan from a director. The loan bears interest at 5%, all interest and principal is due and payable at maturity on September 1, 2008. The Company also issued 10,000,000 warrants to a director with an exercise price of $0.16 in connection with the promissory note dated September 1, 2006. The warrants vest over ten months if the note remains unpaid during that period. The value of these warrants estimated at $554,000 will be recorded as interest expense over the vesting period. The vesting period of these warrants may cease if certain conditions related to new financing are met.

The Company, in an effort to preserve cash, to enable the Company to continue its operations, and as a condition to the loan from the director, negotiated a restructuring of certain of its accounts payable with selected vendors, primarily its legal and professional vendors. Two vendors reduced their outstanding balances by $37,190, or 50%, in settlement of the full liability for a cash payment of $37,190. This settlement was recorded as a gain on restructuring. Several other vendors agreed to extend the payment terms and defer collection on outstanding amounts for an indefinite period of time. The Company currently expects to pay such amounts in six to eight months upon increases in revenues and or additional equity or debt financing, although none of those events is certain. The total amount of accounts payable deferred was $151,990. In connection with the restructuring, the Company issued 300,000 warrants to these vendors with an exercise price of $0.10 per share. The fair value of these warrants on the grant date was $16,872 and was recorded as an expense in connection with the restructuring. The amount was charged to expense in the quarter as the warrants vested immediately. The deferred payments to the vendors has not been discounted as the date of payment is not certain.

Also in connection with the restructuring, the Company renegotiated employment contracts with certain officers and employees. As a result, the Company recorded a reduction in compensation expense during the quarter of $143,200. The amount had previously been accrued as compensation to the officers with deferred payment terms. Prior to the renegotiation, the officers were receiving a portion of their salary in cash and deferring the remainder to be paid at a later date but agreed to forfeit $143,200 in their deferred salary for a one-time payment of $7,460. Additionally, the officers will receive an increase of 25% of their current salary amount paid in cash beginning in November 2006.

Further, in connection with the restructuring, on September 1, 2006, the Company and certain holders of promissory notes previously issued by the Company entered into amendments to extend deferment of all remaining payments due under the notes until September 1, 2008. The notes were issued by the Company in July 2004, as consideration for the purchase of interests in the support vector machine patent portfolio. As of September 1, 2006, the notes had aggregate remaining principal of approximately $321,911, with accrued interest of approximately $38,000, and were due in October 2007. The deferred amounts will continue to accrue interest at a stated rate of 18%, which will be paid in shares of the Company’s common stock valued at $0.24 per share at maturity.

Note F - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded as other assets $3,436,900 in patents and patent related costs, net of $548,895 in accumulated amortization, at September 30, 2006.

Amortization charged to operations for the nine months ended September 30, 2006 and 2005 was $197,039 and $185,325, respectively. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $262,575 per year.

Note G - STOCKHOLDERS’ EQUITY

During the first quarter of 2006, the Company issued 600,000 shares of its common stock upon the exercise of stock options. Proceeds from the exercise totaled $6,000.

In addition, the Company sold 1,000,000 shares of its common stock to one of its directors for $100,000. The shares were sold for $0.10 per share which was the closing price of the stock on the date of the sale. As part of the purchase, the director also received warrants to purchase an additional 1,000,000 shares of the Company’s common stock at a fixed price of $0.15 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrants exceeded the market value of the underlying common stock on the date of purchase.

During the second quarter of 2006, 200,000 warrants were exercised at $0.01 each. The Company issued 200,000 shares of stock and recorded the proceeds of $2,000 in common stock.

During the third quarter of 2006, the Company issued 230,000 shares of stock for warrants exercised at $0.08 each. Proceeds of $18,400 were recorded in capital stock.

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

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Revenue

For the three months ended September 30, 2006, revenue was $20,833 compared with no revenue for the three months ended September 30, 2005, which was reported as a developmental stage company. Revenue was recognized for licensing and development fees over the period earned.

Cost of Sales and Gross Margin

Internal development costs of $9,480 were recorded as cost of sales for the third quarter 2006. Cost of sales includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees, associated with licensing negotiations, are also included in cost of sales. No such direct costs were incurred during the third quarter of 2005.

Operating and Other Expenses

Amortization expense was $65,680 for the third quarter of 2006 compared with $65,728 for the third quarter of 2005. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $178,681 for the third quarter of 2006 compared with $448,796 for the third quarter of 2005. These fees, related to legal, accounting and scientific activities, were lower in 2006 because of efforts to control costs related to regulatory filing activity, patent protection efforts, and general corporate legal and accounting work. As part of a comprehensive cost-saving and cash flow reduction plan (“The Plan”) certain professional service providers agreed to defer or reduce amounts owed to them. Two service providers agreed to a reduction in amounts owed to them totaling $37,190. Additionally, two others agreed to defer one half of the respective amounts due to them totaling $134,912, for six months with deferred amounts becoming due if certain conditions are met, otherwise they are forfeited. One other service provider agreed to defer one half of amounts due to it, totaling $17,078, for six months with deferred amounts becoming due if certain conditions are met. These conditions in each case relate primarily to the Company’s receipt of cash from various sources. Warrants valued at $16,872 were issued to the cooperating parties and charged to professional services.

Compensation of $51,587 for the third quarter of 2006 was lower than the $259,080 reported for the third quarter of 2005. This decrease was due to the reversal of $143,200 in accrued compensation previously due officers prior to the renegotiated employment contracts. As part of The Plan, officers forfeited $143,200 in their 50% deferred salary for a one-time payment of $7,460. Additionally, the officers will receive an increase of 25% of their current one-half salary amount in November 2006.

Other general and administrative expenses decreased to $111,859 for the third quarter of 2005 compared to $139,074 for the third quarter of 2006. This decrease was largely due to ongoing cost containment efforts undertaken throughout 2006.

Loss from Operations

The loss from operations for the third quarter of 2006 was $396,454 compared to $912,678 for the third quarter of 2005. This reduced loss was largely due to increased cost reduction efforts and the reductions achieved by implementing The Plan.

Other Income and Expense

Interest income was $3,946 for the third quarter of 2006 compared to $103 in 2005. Interest income increased because the Company had more cash on hand to invest throughout 2006.

Interest expense was $79,698 in the third quarter of 2006 compared with $11,105 in the third quarter of 2005. This increase was due to the higher interest rate associated with the renegotiated promissory notes, interest due on the promissory note secured in September 2006, and $55,400 in warrant related interest associated with the new promissory note.

Net Loss

The net loss for the third quarter of 2006 was $451,888 compared to $923,680 for the third quarter of 2005. The reduced loss was due to the diminished loss from operations, offset by the increased interest expense.

Net loss per share was $0.00 for the third quarter of 2006 compared to the net loss per share of $0.01 for 2005. The smaller net loss per share in 2006 was due to the smaller net loss and the increased average number of shares outstanding in 2006.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Revenue

For the nine months ended September 30, 2006, revenue was $195,883 compared with no revenue for the nine months ended September 30, 2005, which was reported as a developmental stage company. Revenue was recognized for licensing and development fees. Revenue is recognized over the period earned.

Cost of Sales and Gross Margin

Cost of sales for the 2006 period was $19,134. Cost of sales includes all direct costs associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees associated with licensing negotiations, are also included in cost of sales. No such direct costs were incurred during the third quarter of 2005.

Operating and Other Expenses

Amortization expense was $197,039 for the nine months ended September 30, 2006 compared with $185,325 for the comparable period in 2005. This increase was due to amortization being charged in 2006 for intangibles acquired during 2005.

Professional and consulting fees totaled $925,946 for the nine months ended September 30, 2006 compared with $1,280,895 for the nine months ended September 30, 2005. These fees, related to legal, accounting and scientific activities, were lower in 2006 because of continued efforts to control costs related to regulatory filing activity, patent protection efforts, and general corporate legal and accounting work along with benefits achieved in implementing The Plan.

Compensation of $611,609 for the nine months ended September 30, 2006 was lower than the $628,235 reported for the comparable period of 2005. Compensation year to date benefited from The Plan implemented in the third quarter as previously discussed in the three month comparison. However, this benefit was offset by increased expense of compensation of $250,037 charged as a result of the implementation of SFAS 123(R) effective January 1, 2006. The amount of compensation for 2006 includes $459,338 in compensatory warrants issued to consultants for services.

Other general and administrative expenses decreased from $543,605 in 2005 to $447,274 in 2006. This decrease was largely due to expense reduction efforts throughout the entire 2006 period.

Loss from Operations

The loss from operations for the nine months ended September 30, 2006 was $2,005,169 compared to $2,638,060 for the prior year. The decreased loss was due to the factors enumerated above.

Other Income and Expense

Interest income was $11,945 for the nine months ended September 30, 2006 compared to $103 in 2005. Increased interest income was due to the higher average cash available to invest throughout 2006.

A gain on the restructuring of accounts payable of $77,546 was recorded in the first quarter of 2006 to reflect common stock warrants issued in payment of liabilities. No such amount was recorded in the comparable 2005 period.

Interest expense was $120,550 in 2006 compared with $42,647 in 2005. This increase was due to the higher interest rate associated with the renegotiated promissory notes, and interest related to the promissory note executed in the third quarter of 2006.

Net Loss

The net loss for the nine months ended September 30, 2006 was $2,015,910 compared to $2,680,604 for the nine months ended September 30, 2005. The reduced loss was due to the smaller loss from operations and by decreased net other expense, as previously discussed.

Net loss per share was $0.02 and $0.03 for the nine months ended September 30, 2006 and 2005, respectively. The smaller net loss per share in 2006 compared to 2005 was due to the smaller net loss and the increased average number of shares outstanding in 2006.

Liquidity and Capital Resources

At September 30, 2006, the Company had $817,530 in available cash. Cash used by operating activities was $1,000,755. This was due primarily to the net loss of $2,013,626; however, net non-cash charges and adjustments of $1,012,871 favorably impacted the computation of the net cash used. Cash used by investment activities was $502 due to the acquisition of assets. Net cash provided by financing activities was $1,099,620 due to the cash received from the promissory note, sale of common stock, and the exercise of stock options and warrants offset by the repayment of debt totaling $26,780.

A portion of our cash will be used to satisfy the Company’s outstanding debt obligations related to the acquisition of the SVM assets and fees due to professionals for services performed.

The following table summarizes the due dates of our contractual obligations. The Company has no long term lease agreements in effect as of September 30, 2006.

	Total	Less than 1 Year	1-3 Years
Accounts Payable Deferred	$151,990	$151,990	$—
Deferred Compensation	15,000	15,000	—
Convertible Notes Payable	665,643	—	665,643
Term Debt	321,911	—	321,911
Promissory Note	1,000,000	—	1,000,000
Total	$2,154,544	$166,990	$1,987,554

On September 1, 2006 the Company issued a promissory note in the amount of $1,000,000. The annual interest rate is 5% and the entire amount including accrued interest is due 2 years from the date of execution. The note may be repaid at any time prior to the due date with no penalty or additional fees. The Company intends to use the proceeds to fund general working capital requirements.

The Company also issued 10 million common stock warrants with an exercise price of $0.16 in connection with the promissory note dated September 1, 2006. The warrants fully vest over 10 months if the promissory note remains unpaid during that period. The estimated value of these warrants will be recorded as interest expense over the vesting period.

On September 1, 2006, the Company and an officer of the Company and an employee of the Company entered into amendments to each of its employment agreements whereby each will waive receipt of compensation of $143,200 deferred pursuant to such amended employment agreements in exchange for a one-time payment of $5,000 and $1,460, respectively. The Company will also reimburse the officer and the employee for any adverse tax consequences associated therewith.

On September 1, 2006, the Company and certain holders of promissory notes previously issued by the Company entered into amendments to extend deferment of all remaining payments due under the notes until September 1, 2008. The notes were issued by the Company in July 2004 as consideration for the purchase of interests in the support vector machine patent portfolio. As of September 1, 2006, the notes had aggregate remaining principal of approximately $321,911 due in October 2007, with accrued interest of approximately $38,000. The deferred amounts will continue to accrue interest at a rate of 18%, which will be paid in shares of the Company’s common stock valued at $0.24 per share.

The Company has relied primarily on equity funding plus debt financing for liquidity during its developmental phase that ended in 2005. The Company produced sales, licensing, and developmental revenue in 2005 and 2006 and must continue to do so in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, will result in significant revenue. The Company has implemented a cash conservation plan that includes salary deferrals and reductions, reduction in consulting payments, negotiated settlements with creditors whereby the Company substituted equity instruments for amounts owed, and a heightened scrutiny of all potential expenditures.

Should it prove necessary, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings. Although this raises doubt with respect to our ability to operate as a going concern, the Company believes that it has sufficient capability to operate through the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Subsequent Events and Developments

During most of the second quarter and first half of 2006, the Company was engaged in intensive negotiations with a U.S. medical diagnostic firm for exclusive, worldwide licensing and product development agreements in the tissue - and serum - based cancer diagnostic field.  No transaction will materialize with this firm, but discussions with a Canadian company, largely along the same lines, have now progressed.  Management believes that either an agreement in principle, at a minimum, will be reached before year-end 2006 or that negotiations will be terminated and management will focus its efforts elsewhere.

The Company previously noted and has continued to advance its negotiations with a major U.S. pharmaceutical company with respect to our SVM technology, and a major European pharmaceutical company regarding our BPH biomarkers.  In addition, discussions with a major U.S. biotech company regarding flow cytometry research have also reached the point of significance.  Management believes that satisfactory agreements with one or more of these firms could be reached before year-end 2006.

While there is no assurance of any favorable outcome, management believes that reaching satisfactory agreements with one or more of these companies would positively affect the Company.

Forward-Looking Statements

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

Item 3. Controls and Procedures.

As of September 30, 2006 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company filed suit in the United States District Court for the Eastern District of Texas on June 26, 2006 against Ciphergen Biosystems, Inc. (“Ciphergen”), alleging claims for infringement of three of the Company’s patents related to support vector machine technology and seeking monetary and injunctive relief. Ciphergen responded to the complaint on September 1, 2006, denying infringement, challenging the validity of the patents, and alleging counterclaims against the Company. Ciphergen’s counterclaims include counts for (1) breach of an alleged non-disclosure agreement between Ciphergen and BIOWulf Technologies LLC (“BIOWulf”); (2) breach of an alleged research agreement between Ciphergen and BIOWulf; (3) misappropriation of trade secrets under California law (§ 3426 of the California Civil Code); and (4) breach of an alleged fiduciary duty. The Company denies liability to Ciphergen under the alleged counterclaims. Ciphergen has also sought to transfer the litigation to the United States District Court for the Northern District of California. The Company opposes transfer of the case to California. The litigation is in its early stages, and no discovery has yet been taken.

The Company filed suit in the United States District Court for the Eastern District of Texas on June 26, 2006 against Equbits LLC (“Equbits”), alleging claims for infringement of three of the Company’s patents related to support vector machine technology and seeking monetary and injunctive relief. Equbits has not responded to the complaint. Instead, the parties engaged in discussions related to resolving their dispute and reached a settlement in principle which settlement includes, in part, the entry of a Consent Final Judgment pursuant to which Equbits will cease using support vector machine technology. The parties are memorializing their agreement, and it is anticipated that the settlement and related court filings will be concluded on or before November 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter, the Company issued 10,000,000 warrants to purchase an equal number of shares of the Company’s common stock to a member of the Board. These warrants vest over a period of nine months and have an exercise price of $0.16 per share. During the third quarter, the Company issued 300,000 warrants to purchase an equal number of shares of the Company’s common stock in exchange for legal services provided to the Company. These warrants vest immediately and have an exercise price of $0.10 per share. During the third quarter, the Company issued 500,000 warrants to purchase an equal number of shares of the Company’s common stock to a member of the Company’s Scientific Advisory Board for providing advisory services to the Company beyond which was expected in his capacity as a Scientific Advisory Board member. These warrants vest immediately and have an exercise price of $0.10 per share. All of these issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

During the third quarter of 2006, the Company issued 230,000 shares of stock for warrants exercised at $0.08 each.  Proceeds of $18,400 were recorded in capital stock.

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

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1 (b)	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.2	Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.2(A)	Corrected Article 3.02 of By-Laws. Registrant incorporates by reference Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, filed August 15, 2001.

4.3(a)	Non Qualified Stock Option Agreements dated October 30, 2003 between registrant and David Cooper. Registrant incorporates by reference Exhibit 4.3(a) to Form 10-KSB, filed March 30, 2004.

10.1	Asset Purchase Agreement between Registrant and Barnhill Group LLC, dated September 15, 2003. Registrant incorporates by reference Exhibit 10.2 to Form 10-KSB, filed March 30, 2004.

10.2	Asset Purchase Agreement between Registrant and Fractal Genomics LLC, dated December 30, 2003. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, filed March 30, 2004.

10.3	Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, filed April 19, 2005. *

10.4	Employment Agreement with David Cooper. Registrant incorporates by reference Exhibit 10.4 to Form 10-KSB, filed April 19, 2005. *

10.5	Form of Asset Purchase Agreement between the Registrant and the Sellers of the SVM Portfolio and related assets. Registrant incorporates by reference Exhibit 10.5 to form 10-KSB, filed March 30, 2004.

10.6	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.6 to Form 10-KSB, filed April 19, 2005.

10.7	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, filed April 19, 2005.

10.8	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.8 to Form 10-KSB, filed April 19, 2005.

10.9	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, filed April 19, 2005.

10.10	Form of Amendment to Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.10 to Form SB-2/A, filed December 14, 2005.

10.11	Employment Agreement with Daniel R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to Form SB-2/A, filed December 14, 2005.

10.12	Employment Agreement with Robert S. Braswell IV, dated as of January 1, 2006. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed February 2, 2006.

10.13	Form of Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.1 to form 8-K, filed January 3, 2006.

10.14	Promissory Note by the Company in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed September 5, 2006.

10.15	Warrant by the Company in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed September 5, 2006.

10.16
Second Amendment to the Employment Agreement between the Company and Stephen D. Barnhill, M.D. dated September 1, 2006. Registrant incorporates by reference Exhibit 99.3 to Form 8-K, filed September 5, 2006.

10.17	Form of Second Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.4 to Form 8-K, filed September 5, 2006.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation Registrant
Date: November 14, 2006	/s/ Stephen D. Barnhill M.D.
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: November 14, 2006	/s/ Daniel R. Furth
Printed Name: Daniel R. Furth
Title: Chief Financial Officer / Secretary