Form 10KSB
period 2006-12-31
HEALTH DISCOVERY CORP
filed 2007-03-30
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission File No. 333-62216

HEALTH DISCOVERY CORPORATION
(Name of small business issuer in its charter)

Texas	74-3002154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5501 ½ Abercorn Street, Savannah, GA	31405
(Address of principal executive offices)	(Zip Code)

(912) 352-7488
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Exchange Act:
None

Securities Registered Pursuant to Section 12 (g) of the Act:
None

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). ☐

  State issuer’s revenues for its most recent fiscal year. $203,889

  The aggregate market value of the voting common stock held by non-affiliates as of March 27, 2007 was approximately $8,895,135. There were 116,493,384 shares of common stock outstanding as of March 27, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐, No ☒

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

On August 26, 2003, we acquired all of the assets of The Barnhill Group, LLC, which was owned by Stephen D. Barnhill, M.D. Dr. Barnhill is a physician trained in laboratory medicine and clinical pathology. He developed artificial intelligence and pattern recognition computational techniques used in medicine, genomics, proteomics, diagnostics and drug discovery. Following the acquisition, Dr. Barnhill became our Chief Executive Officer and Chairman of our Board of Directors. Also, immediately following our acquisition of the assets of The Barnhill Group, LLC and the change in strategic direction of the Company, our licensing rights to the telecommunications technology previously granted by Direct Wireless Corporation were terminated and all payments due to Direct Wireless Corporation were terminated.

Subsequently, we amended our charter to change our name to Health Discovery Corporation (“HDC” or the “Company”). Direct Wireless Communications (DWCM) officially became Health Discovery Corporation on November 6, 2003, at which time the new trading symbol (HDVY) became effective.

On September 30, 2003, we acquired the assets of Fractal Genomics, LLC, a company with patented Fractal Genomics Modeling software, through the issuance of 3,825,000 common shares of the Company. In addition to the shares of common stock of the Company issued for the acquisition of Fractal Genomics, LLC’s assets, the Company agreed to execute a note for $500,000 payable in $62,500 quarterly installments to the seller beginning on January 1, 2004 with the final payment being made in October 2005. Fractal Genomics’ technology finds, links and models patterns of similarity hidden in large amounts of information, such as the clinical databases used for diagnostic and drug discovery. Fractal Genomics has applied its technology to protein and pathway discovery in leukemia and lung development, which could lead to the identification of novel proteins that could be used to develop diagnostic markers and drug targets. Our acquisition of Fractal Genomics’ assets was completed on December 30, 2003.

On July 30, 2004, we began purchasing rights to a portfolio of 71 patents and pending patent applications, including patents on the use of Support Vector Machines, or SVMs, and other machine learning tools useful for diagnostic and drug discovery (the “SVM Portfolio”). On May 6, 2005, we acquired the remaining interest in the SVM Portfolio from a group of unrelated third parties.

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

Our Company Overview

HDC is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable. The Company operates primarily in the emerging field of molecular diagnostics where such tools are critical to scientific discovery. The terms artificial intelligence and machine learning are sometimes used to describe pattern recognition tools.

HDC’s mission is to use its patents, intellectual prowess, and clinical partnerships principally to identify patterns that can advance the science of medicine, as well as to advance the effective use of our technology in other diverse business disciplines, including the high-tech, financial, and homeland security markets.

Our historical foundation lies in the molecular diagnostics field where we have made a number of important discoveries that may play a critical role in developing more personalized approaches to the diagnosis and treatment of certain diseases. However, our SVM assets in particular have broad applicability in many other fields. Intelligently applied, HDC’s pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery.

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by more than 50 patents that have been issued or are currently pending around the world.

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities. In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies. Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop biomarkers for use as companion diagnostics, surrogate biomarkers, and diagnostic and prognostic predictive tests; licensure of the SVM and FGM technologies directly to diagnostic and pharmaceutical companies; and, the formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

Our Principal Market

The principal healthcare market for our pattern recognition technology and biomarker discoveries is the growing field of molecular diagnostics. Borrowing from the two disciplines of genomics and proteomics, molecular diagnostics categorizes cancer and other diseases using technology such as mass spectrometry and gene chips. Genomics is the study of all the genes in a cell or organism, and proteomics is the study of all the proteins. Molecular diagnostics determines how these genes and proteins interact in patients by focusing on patterns - gene and protein patterns - in different types of healthy and diseased patient cells. Molecular diagnostics uncovers these genomic and proteomic changes and captures this information as expression patterns. Also called molecular signatures, these expression patterns are improving clinicians’ ability to diagnose cancer earlier, predict which patients will respond to certain treatments, predict cancer recurrence risk, and select appropriate treatment for individual patients.

Molecular diagnostics can provide early, accurate screening and prediction of diseases in their asymptomatic stages, years before symptoms manifest or diseases actually begin. This allows intervention to begin at that early point, perhaps preventing the disease entirely. Early intervention will allow the healthcare system to encompass both reactive and preventive medicine, improving overall healthcare efficiency and possibly reducing systemic healthcare expenditures.

The molecular diagnostics industry is an increasingly powerful health care participant with tremendous potential. It is characterized by a very diverse, constantly changing technology base that continuously produces new opportunities and applications. Advances in PCR (polymerase chain reaction), multiplexing, sequencing and other technologies are propelling both new and old companies forward with novel capabilities.  Similarly, a growing understanding of the molecular basis of cancer and other chronic diseases has awakened new realms of medicine to the possibilities of molecular diagnostic testing.

Clinicians have discovered that molecular diagnostics have many uses beyond just the creation of new screening and diagnostic tools. Expression patterns can also provide information for the design of new cancer treatments, monitor the treatment’s effectiveness as it is studied in a clinical trial, and even predict the patient’s response to a new treatment. In addition to its importance in addressing the many kinds of cancer, molecular diagnostics will likely become an important technology for detecting resistance to antibiotics, a major hazard in the hospital setting. In the future, molecular tests should be able to determine within two to three hours not only the nature of an infection but also any potential resistance.

Today, the molecular diagnostics market represents about $18 billion in revenue per year for both commercial and home-brew molecular diagnostic tests, and it is expected to reach more than $92 billion by 2016 according to a recent study. Primary market drivers include the addition of new diagnostic tests in high-volume testing areas coupled with the introduction of new instrumentation that provide greater ease, speed, and quality in test performance. Now growing at an average annual rate of more than 40%, the potential for molecular diagnostics is particularly impressive in the U.S. which represents the largest market with the most favorable conditions for molecular diagnostics entry and marketing.

From a demographic standpoint, 12% of the U.S. population was 65 years old or older in 2000. By 2030, that segment is anticipated to grow to 20% of the population, burdening the healthcare system with increased numbers of cardiovascular, neurological, and other age-related diseases. Age-related conditions are expected to contribute to the health care market that will require greater product development and marketing of assays, including molecular tests.

Diagnostics addressing the pharmacogenetic testing segment (i.e. companion diagnostics and surrogate biomarkers) are expected to drive market growth in the years ahead. Pharmacogenetics broadly relates to the study of genetic variations and their application to drug discovery to provide personalized therapy. Currently the second largest market sector behind diagnostics for infectious diseases, the pharmacogenetic sector of the molecular diagnostics market is projected to increase from its current $3 plus billion in revenues to more than $60 billion of the overall forecasted market over the next ten years.

Our SVM technology offers pharmaceutical companies a key tool as they approach drug discovery in this new era of personalized medicine. Accordingly, our marketing efforts are focused on utilizing our technology in partnership with many of the world’s leading pharmaceutical and life-sciences companies. Our primary commercialization pathway for our technology and discoveries is to enter into both licensing agreements and joint development opportunities that feature up-front license fees, fee-for-service development revenue, milestone payments, and royalty streams. The pharmaceutical industry is characterized by costly R&D efforts to create new patent-protected products, fierce competition for products that are not so protected, and ongoing consolidation as major companies acquire smaller players to add new products to existing pipelines.

The use of HDC’s SVM technology and our discovered biomarkers may help pharmaceutical companies develop and evaluate new drugs and medical therapies in less time and at lower cost. According to the lobby group PhRMA, only 1 of every 10,000 potential medicines investigated by America’s drug companies survives the research and development process and is approved for patient use by the U.S. Food and Drug Administration (FDA). On average, the drug developmental process can take up to 15 years in research and development, with costs approaching many hundreds of millions of dollars. This extended timeframe and enormous expense has led to an emphasis on the development of “blockbuster” drugs.

Within the drug discovery R&D process, biomarkers like ours can help pharmaceutical companies identify disease targets and pathways and validate mechanisms of drug action. They may also serve as pharmacodynamic indicators of drug activity, drug response, and drug toxicity in clinical development. Biomarkers may also be used to help avoid new drug failures in late stage trials, earlier detection of disease, and improved prognosis of therapeutic outcome.

We consistently work to influence the evolving relationship between diagnostics and monitoring patients for therapeutic outcome. With its February 2007 approval of MammoPrint, Agendia’s multi-gene expression breast cancer prognosis test, the FDA signaled its acceptance of the field of molecular diagnostics and highlighted the growing importance of personalized medicine. In particular, the advent of molecular diagnostics has led to the promise of a completely new paradigm in the care of patients suffering from cancer and other diseases.

Using companion diagnostics in patient care can substantially improve patient outcomes and pave the way for personalized, targeted medicine by reducing both misdiagnoses and adverse reactions, and by eliminating unnecessary and expensive downstream tests. Today, patient dosage levels are based on age, sex, and weight, as determined by empirical studies. However, specific drug metabolism may be as individualized as one’s fingerprint. In the future, molecular diagnostics may be able to direct physicians to the right drugs for every patient, no matter what the illness.

This trend towards personalized medicine may lead to the reduction of overall healthcare expenditures. What is known as a surrogate molecular marker may now be substituted for the lengthy process of comparing the effects of a prospective new drug versus a placebo on the ultimate outcome of a disease. As a result, a drug’s effectiveness against the disease process in question may be monitored more efficiently by evaluating the presence or absence of a specific biomarker, thereby avoiding failures late in the research and development process as well as the threat of recalls. One example of the successful application of biomarker data to therapeutic evaluation is the use of blood cholesterol levels to evaluate the effectiveness of cholesterol lowering drugs. This approach has the potential for creating a revolutionary new paradigm in the conduct of clinical trials worldwide.

Current diagnostic tools, such as blood marker-based immunoassays, imaging techniques, and biopsy analyses, provide valuable information and have played an important role in increasing survival rates of cancer patients. However, these tools have inherent limitations in accuracy (i.e. sensitivity and specificity) and remain quite expensive. There is a significant need for advanced diagnostic and prognostic tests that can provide meaningful information, screen for cancer, detect early recurrence, and monitor progression and therapeutic response in real time. HDC’s pattern recognition technology can play a critical role in the development of these tests because an advanced pattern recognition technique is required for this type of discovery. SVM technology is recognized as a superior pattern recognition tool available today as evidenced in hundreds of scientific papers worldwide.

Working with recognized diagnostic and pharmaceutical partners, our goal is to develop a product line of newly discovered biomarker signatures and pathways that can be found in human genes and genetic variations, as well as gene, protein and metabolite expression differences. In addition, we market our expertise in the design of clinical trials for companion diagnostics to substantiate the clinical validity and commercial utility of those biomarkers. We also market the potent combination of our intellectual property and intellectual prowess to our prospective collaborative partners. As inventors of the SVM technology, our world renowned mathematicians offer these companies the strongest possible development team for their drug discovery, diagnostic test, or other applications.

Our Technologies and Discoveries

HDC owns a patent portfolio of machine learning technology, including certain pioneer patents on SVM. We also have consulting arrangements with many of the physicians, clinical specialists and mathematicians responsible for developing and filing the pioneer neural network and SVM patents for the analysis of clinical data.

The Company’s SVM technology is commonly considered within the context of artificial intelligence. This is a branch of computer science concerned with giving computers the ability to perform functions normally associated with human intelligence, such as reasoning and optimization through experience. Machine learning is a type of artificial intelligence that enables the development of algorithms and techniques that allow computers to learn. Pattern recognition is machine learning with a wide spectrum of applications including medical diagnosis, bioinformatics, classifying DNA sequences, detecting credit card fraud, stock market analysis, object recognition in computer vision, and robot locomotion.

SVM Overview

SVMs are mathematical algorithms that allow computers to sift through large, complex datasets to identify patterns. SVM’s are widely acknowledged for their ability to discover hidden relationships in these complex datasets. With the ability to handle what is known as infinite dimensional space, SVMs are broadly considered to be superior to neural networks and other mathematical techniques. SVM is a core machine learning technology with strong theoretical foundations and excellent empirical successes.

Since their introduction in 1992, SVMs marked the beginning of a new era in the learning from examples paradigm in artificial intelligence. Rooted in the Statistical Learning Theory developed by Professor Vladimir Vapnik, a member of HDC’s Scientific Advisory Board, SVMs quickly gained attention from the math and science communities due to a number of theoretical and computational merits. This development advanced a new framework for modeling learning algorithms. Within this framework, the fields of machine learning and statistics were merged introducing powerful algorithms designed to handle the difficulties of prior computational techniques.

The new generation of learning algorithms that were developed based on this theory have proved to be remarkably resistant to the problems imposed by noisy data and high dimensionality. They are computationally efficient, have an inherent modular design that simplifies their implementation and analysis and allows the insertion of domain knowledge, and, more importantly, they have theoretical guarantees about their generalization ability. SVMs have been validated in hundreds of independent academic publications and presentations. In recognition for his work, Professor Vapnik received the prestigious Alexander von Humboldt Prize from the German government honoring foreign scientists and scholars for lifetime achievement.

SVMs have become widely established as one of the leading approaches to pattern recognition and machine learning worldwide and are replacing neural networks in a variety of fields, including engineering, information retrieval and bioinformatics. This technology has been incorporated into product and research applications by many biomedical, pharmaceutical, software, computer and financial companies. Educational and research institutions throughout the world have successfully applied SVMs to a wide array of applications, including gene and protein expression analysis, medical image analysis, flow cytometry, and mass spectrometry.

Recursive Feature Elimination - Support Vector Machine Overview

Recursive Feature Elimination (RFE-SVM) is an application of SVM that was created by members of HDC’s science team to find discriminate relationships within clinical datasets, as well as within gene expression and proteomic datasets created from micro-arrays of tumor versus normal tissues. In general, SVMs identify patterns - for instance, a biomarker/genetic expression signature of a disease. The RFE-SVM utilizes this pattern recognition capability to identify and rank order the data points that contribute most to the desired results based on specificity or sensitivity. The Company believes that its two RFE-SVM patents are currently the only RFE patents issued in the world.

Using RFE-SVM, we have been able to access information in micro-array datasets that the most advanced bioinformatics techniques missed. In one micro-array experiment, RFE-SVMs were able to filter irrelevant tissue-specific genes from those related to the malignancy. RFE-SVM has also been used to determine gene expression patterns that correlate to the severity of a disease, not just its existence. It has been shown to improve both diagnosis and prognosis by providing physicians with an enhanced decision tool. HDC scientists believe that these analytic methods are effective for finding genes and proteins implicated in several cancers, as well as in assisting with the pharmacogenetic and toxicological profiling of patients. The RFE-SVM method is also capable of finding those specific genes and proteins that are unhindered by ever-increasing patent protection.

Fractal Genomic Modeling Overview

On September 30, 2003, we acquired the assets of Fractal Genomics, LLC, a company with patented Fractal Genomic Modeling (“FGM”) software. The fractal technology is used to find discriminate relationships within clinical datasets as well as within gene expression datasets created from micro-arrays of disease versus normal tissues.

The FGM data analysis technique has been shown to improve the mapping of genetic pathways involved in the diagnosis and prevention of certain diseases. HDC scientists feel that these analytic methods are effective for finding genes implicated in several cancers, HIV infection, lymphedema, Down’s syndrome, and a host of other diseases, as well as the pharmacogenetic profiling of patients.

FGM technology is designed to study complex networks. A complex network can be made up of genes inside a living organism, web pages on the Internet, stocks within a financial market, or any group of objects or processes that appear to be connected together in some intricate way. FGM uses a new approach toward modeling network behavior to rapidly generate diagrams and software simulations that facilitate prediction and analysis of whatever process is your particular object of study. Two important concepts behind FGM technology are the notions of scale-free networks and self-similarity.

The FGM process begins by creating a special mathematical surface (the FGM surface) where every point on the surface can be used to generate a network model with varying degrees of scale-free and fractal properties. Utilizing user-supplied data, models which best match the behavior of each node are selected and represented by a point on the FGM surface. These point-models are then linked, compared, and combined to generate diagrams that reflect the behavior of the entire network.

The end result of the modeling process is a diagram where circles represent nodes in the network and arrows represent directions of causality or “flow” through the network. FGM-derived diagrams expedite forecasting, analysis, and study of complex system behavior by clearly displaying all hubs, links, and flow in the network. These diagrams also serve as flow charts and schematics from which to build software simulations of the network. The FGM process can also be used to quickly search for networks and connections between processes and between objects that appear to be unrelated.

Our Scientific Achievements

HDC’s world renowned scientific team is uniquely experienced in the design, analysis and application of machine learning technology, having invented the concepts and many of the methodologies used to exploit domain knowledge. In addition, through pattern recognition, our science team has identified and patent-protected biomarkers as possible treatment advances for several diseases, including Benign Prostatic Hyperplasia (BPH), prostate cancer, leukemia, colon cancer, and AIDS.

Benign Prostatic Hyperplasia

HDC has identified and patent-protected a subset of genes that separates BPH from prostate cancer with a high degree of accuracy. This same set of genes also separated BPH from normal tissue patterns, indicating that BPH is a disease with molecular characteristics of its own. This discovery could be used to develop a new non-invasive diagnostic test for BPH, which does not currently exist, as well as a completely new type of therapy for patients with this disease.

BPH is a non-cancerous enlargement of the prostate gland that occurs as men age. The enlargement often leads to obstruction in the flow of urine through the urethra that passes through the prostate gland. BPH is a common condition, representing a global treatment market of almost $4 billion annually growing by 12% per year in fixed-rate US dollar terms. According to the National Institutes of Health (NIH), BPH affects more than 50% of men over age 60 and as many as 90% of men over the age of 70. While BPH does not cause prostate cancer, both may be found together.

Prostate Cancer

HDC has identified and patent-protected a genetic biomarker signature that identifies clinically significant high grade prostate cancer based on analysis of tissue samples. A logical next step will be to determine whether this same biomarker signature and the protein products of these genes exist in urine and other fluids that can be obtained non-invasively in order to develop non-tissue based diagnostics.

Prostate cancer is the second-leading cause of cancer death in men, after lung cancer. The National Cancer Institute (NCI) estimates that more than 218,000 new cases of prostate cancer will be diagnosed in the U.S. in 2007, with more than 27,000 deaths.

More than one million men a year undergo biopsies of the prostate gland after a cancer-screening test reveals moderately elevated levels of prostate specific antigen (PSA) in the blood. Typically, a biopsy specimen is then used to determine if the tissue is cancerous. If cancer is found, the Gleason scale is used to evaluate the patient’s prognosis. This scale ranges from 1 to 5, wherein a higher Gleason score is given to cancer that is more aggressive.

Only one in four such biopsies reveals evidence of cancer. Many experts now believe that most of the prostate biopsies performed each year are unnecessary. According to a group of urologists led by Stanford University’s Dr. Thomas Stamey MD, a member of HDC’s Scientific Advisory Board, the PSA test is now all but useless for predicting the risk of prostate cancer since it indicates nothing more than whether the prostate gland is enlarged, a common condition called benign prostatic hypertrophy which is associated with the normal aging process for men. The PSA can also be raised by benign prostatic hyperplasia, biopsy of the prostate, transurethral prostatectomy, acute urinary retention, acute prostatitis, and ejaculation.

The Stamey study noted that tumors encountered twenty years ago were generally so large they generated PSA levels high enough to provide a reasonably good measure of cancer severity. Now that screening is more commonplace in this country, many cancers are being caught earlier and are usually smaller - not generating enough PSA to be a good indicator of severity. Given the importance of determining severity, there remains an urgent need for serum markers that reflect the size and grade of this ubiquitous cancer. It is conceivable that developments flowing from HDC’s recent discoveries may ultimately displace Gleason score as an indicator of prostate cancer severity.

Leukemia

HDC has identified and patent-protected a set of leukemia genes that can separate ALL-T-cell leukemia from ALL-B-cell leukemia with a high degree of accuracy. The Company collaborated with the University of Texas M.D. Anderson Cancer Center to analyze a gene expression database to identify new biomarkers and pathways involved in leukemia.

Leukemia is a type of cancer that originates in the bone marrow. The accumulation of malignant cells interferes with the body’s production of healthy blood cells and makes the body unable to protect itself against infections. The National Cancer Institute (NCI) estimates that more than 44,000 new cases will be diagnosed in the U.S. in 2007, with almost 22,000 deaths.

Colon Cancer

HDC has identified and patent-protected colon cancer-specific biomarkers that can be used in the development of diagnostic assays for cancer detection, disease discrimination, and even a potential vaccine. The aim of this early biomarker discovery project was to define the gene expression patterns associated with colon cancer. Our RFE-SVM served as an effective tool for sifting through the noise of thousands of measurements to highlight only those genes that optimally contributed to the study focus.

In the United States, colorectal cancer is the third most common cancer in men and women. The National Cancer Institute (NCI) estimates that more than 112,000 new cases of colon and rectal cancer will be diagnosed in the U.S. in 2007, with more than 50,000 deaths.

When colorectal cancer is detected early, survival rates are much higher. The survival rate at five years is 91% for patients who receive early treatment. When adjacent organs or lymph nodes are affected, the five-year survival rate drops to 66%. In cases where the cancer spreads to other organs, the survival rate drops to only 8%. Thus, it is essential that all patients undergo screening for the early detection of pre-cancerous conditions.

Most colon cancers can be detected early with routine colonoscopy, but only a small percentage of the at-risk population has this procedure. Fear of the procedure and its complications along with its high cost have limited the potential of colonoscopy to be used as an acceptable screening tool for colon cancer.

AIDS

HDC has identified and patent-protected an AIDS expression signature that can separate AIDS brain cells from non-AIDS brain cells with a high degree of accuracy.

This biomarker discovery was accomplished in conjunction with Dr. Paul Shapshak, Director of the Dementia/HIV Laboratory at the University of Miami Medical School, and a group of leading scientists using HDC’s proprietary FGM analysis technique. HDC sold the biomarker discovery to the University of Miami in November 2005.

HIV-related dementia occurs in 40 to 60 percent of all cases of HIV infection that are left untreated. Even when treated, dementia occurs in 10 percent of all cases of HIV infection, with the number continuing to rise as the virus becomes resistant to treatment. The dementia is related to inflammation in the brain caused by HIV infection, a problem whose underlying genetic causes are complex and largely unknown.

Breast Cancer

HDC is developing two breast cancer diagnostic technologies; one for detecting malignancy in mammograms (MammoSIGHT) and another for identifying circulating tumor cells in the blood (MetastaSIGHT). The detection component of these technologies finds the areas of particular interest in the image and separates these objects from the background. The feature extraction component formulates numerical values relevant to the classification task from the segmented objects. HDC’s patented technology can be used within all diagnostic imaging radiology techniques, including PET scans, CT scans, and MRIs.

For women, breast cancer is the most common non-skin cancer and the second leading cause of cancer-related death in the United States. However, death rates from breast cancer have been declining since 1990, and these decreases are believed to be the result, in part, of earlier detection and improved treatment. Mammography remains the best method of early breast cancer detection. According to studies cited by the National Cancer Institute, 10 to 20 percent of breast cancers detected by a physical exam were missed by a film mammogram. For this reason, there have been extensive research efforts to improve mammography.

The FDA reports that there are about 33.5 million mammography procedures performed each year in the United States. Data from 2000-2002 show that about 70 percent of all mammograms that are performed annually are for screening purposes (to detect cancer as opposed to following cancer once it has been diagnosed). This translates to about 23.5 million screening procedures every year.

Studies have shown that among newly diagnosed breast cancer cases in which the patients have previous mammograms, 75% of the cases will have abnormality detectable in the old films. In fact, missed cancer reading in mammography is a major source of lawsuits in radiology. Detecting malignancy in mammograms can be very difficult. Individual mammograms are unique and there can be great variation within “normal” images. Unlike CT and MRI, mammograms are not cross-sectional images. Basically, a mammogram produces a two-dimensional picture of a three-dimensional object. The projection from 3D to 2D and the resulting overlaps on the images may interfere with the recognition of the distinguishing features. The features are often very subtle. The rules for differentiating the benign and malignant cases are vague and not easily formulated.

One way to reduce reading errors is to have two radiologists read the same mammograms independently. However, in most health care systems, it is not feasible to implement such a two-radiologist reading process. A computer-assisted detection (CAD) system serving as a second reader is therefore an attractive option and CAD is currently reimbursed by both insurance companies and Medicare.

One of the most recent advances in x-ray mammography is digital mammography. Digital (computerized) mammography is similar to standard mammography in that x-rays are used to produce detailed images of the breast. Digital mammography uses essentially the same mammography system as conventional mammography, but the system is equipped with a digital receptor and a computer instead of a film cassette. Several studies have demonstrated that digital mammography is at least as accurate as standard mammography.

For a woman getting either a traditional film mammogram or the digital version, the experience of the exam is the same: each breast is compressed by a machine between square plates, while a very low dose of radiation is passed through the tissue. The major difference comes in how the image is viewed and stored. Digital scans are stored in bits and bytes on a computer where, theoretically, they can be enhanced for contrast if necessary, or otherwise manipulated to improve the information provided.

Both digital and film mammography use X-rays to produce an image of the breast. In film mammography, which has been used for over 35 years, the image is created directly on a film. While standard film mammography is very good, it is less sensitive for women who have dense breasts. A major limitation of film mammography is the film itself. Once a film mammogram is obtained, it cannot be significantly altered; if the film is underexposed, for example, contrast is lost and cannot be regained.

Digital mammography takes an electronic image of the breast and stores it directly in a computer. Digital mammography uses less radiation than film mammography and allows for improvement in image storage and transmission because images can be stored and sent electronically. Radiologists can use software to help interpret digital mammograms.

In September 2006, digital mammograms received heightened attention when the National Cancer Institute released details of the Digital Mammographic Imaging Screening Trial (DMIST), a $26 million study of 49,528 women at 33 sites in the United States. DMIST showed that, for the entire population of women studied, digital and film mammography had very similar screening accuracy. However, the study concluded that the new digital technology was found to be better than film mammograms at detecting cancer among three groups of women: (1) those with very dense breasts, as determined by their doctors; (2) women under 50, whatever their breast density; and, (3) women of any age who were premenopausal or who had had at least one menstrual period within 12 months of the last mammogram. These results suggest that for women who fall into the three subgroups, digital mammography may be better at detecting breast cancer than traditional film mammography. Approximately 65% of the women in DMIST fit into one of the three subsets that showed a benefit with digital mammography. Today, approximately 8% of breast imaging units provide digital mammography.

MammoSIGHT

HDC’s MammoSIGHT technology introduces the use of SVMs in detecting malignancy in mammograms. The SVM classifier produces an index discriminating between the benign and malignant cases. The individual components can be developed in parallel because of the modular structure. In developing the calcification segmentation component, a selected set of malignant, benign and normal cases representing a wide range of images was used to guide and test the design in order to produce a general, robust and accurate algorithm. At the same time, the SVM classifier was developed and tested with manually prepared input data. A set of 300 images (150 benign and 150 malignant cases) was used in training the SVM. An independent set of 328 images was used for testing. High dimensional input features were used to ensure a sufficient capacity for automatically extracted features.

Clusters of micro calcifications are characterized by their relatively small sizes and high densities. The algorithm combines a recursive peak seeking technique with morphological operations to achieve a highly accurate calcification detection and segmentation.

MetastaSIGHT

Cancer cells have the ability to migrate from the organ of its origin to any distant organ throughout the body. This is known as metastasis, the hallmark of malignant cancers. During metastasis, cancerous cells break through barriers to travel through the body’s circulatory system to invade other organs. These cells form new cells in vital organs throughout the body, becoming secondary tumors that destroy normal cells by depriving them of nutrition.

Even with today’s best treatment when the cancer is forced into remission, metastasis will not necessarily leave the body. Metastasis cannot be eliminated by surgery. Often, malignant cells circulate in the blood before detection by clinical examination. MetastaSIGHT uses an SVM-based approach to introduce new cellular imaging technology that identifies circulating tumor cells in the blood.

Employees

On December 31, 2006, we had 5 full time employees. We do not expect any significant change in the number of employees over the next 12 months. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address

Our corporate website address is www.HealthDiscoveryCorp.com. To view our public filings from the home page, select the “Display SEC Filings” tab followed by “SEC Filings.” This is a direct link to our filings with the Securities and Exchange Commission (“SEC”), including but not limited to our Annual Report of Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

Governmental Regulation

Our business plan involves First Phase Biomarker Discovery in the field of molecular diagnostics. This early discovery process does not involve any governmental regulations or approvals. If we are successful in licensing our discoveries to other companies, FDA approvals may be required before the ultimate product may be sold to consumers. Companies licensing our discoveries or technologies will be responsible for all costs involved in such approvals. If we are not successful in licensing these discoveries and choose to take these discoveries to market ourselves, we may then be subject to applicable FDA regulations and would then bear the costs of such approvals.

We know of no governmental regulations that will affect the Company’s current operations or products.

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of twenty patents which were or have since issued as well as 35 other patent applications that are pending in the U.S. and elsewhere in the world. The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original IP, HDC are:

Patent/Application No.	Title	Expiration Date
U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,427,141	Enhancing Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

Australian Patent No. AU 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

South African Patent No. ZA 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Australian Patent No. AU 780050	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Chinese Patent No. ZL00808062.3	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

German Patent No. DE60024452.0-08	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Israeli Patent No. 146705	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Norwegian Patent No. 319,838	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Australian Patent No. AU 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Canadian Application No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Publication No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Hong Kong Application No. 011065063	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Indian Application No. 2000/00580	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Canadian Application No. 2,371,240	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Indian Application No. 2001/01329	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Japanese Application No. 2000-620577	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

South Korean Application No. 7015064/2001	Enhancing Knowledge Discovery from Data Sets Using Multiple Support Vector Machines	05/24/2020

Canadian Application No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

European Publication No. 1236173	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Application No. 2001-534088	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

U.S. Patent Publication No. 2005/0165556	Colon Cancer-Specific Markers	05/01/2019

U.S. Application No. 11/274,931	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	05/01/2019

PCT Application No. PCT/US2005/041442	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	11/14/2025

Australian Application No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Application No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Publication No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Application No. 2002-560076	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

U.S. Patent Publication No. 2006/0074821	Spectral Kernels for Learning Machines	02/19/2023

European Publication No. 1384155	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent Publication No. 2005/0071300	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

European Publication No. 1393196:	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Application No. 11/349,542	Computer-Aided Image Analysis	05/01/2019

Australian Application No. 2002243783	Computer Aided Image Analysis	01/23/2022

Canadian Application No. 2,435,290	Computer Aided Image Analysis	01/23/2022

European Publication No. 1356421	Computer Aided Image Analysis	01/23/2022

Japanese Application No. 2002-560082	Computer Aided Image Analysis	01/23/2022

U.S. Patent Publication No. 2005/0216426	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent Publication No. 2005/0071140	Model Selection for Cluster Data Analysis	05/17/2022

U.S. Application No. 10/481,068	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent Publication No. 2005/0228591	Kernels and Kernel Methods for Spectral Data	08/07/2020

U.S. Patent Publication No. 2005/0131847	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

European Publication No. 1449108	Pre-Processed Feature Ranking for a Support Vector Machine	11/07/2022

U.S. Provisional Application No. 60/833,644	Biomarkers for Screening, Predicting, and Monitoring Benign Prostate Hyperplasia	N/A

U.S. Provisional Application No. 60/888,070	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	N/A

HDC also owns intellectual property rights in U.S. and foreign patents and pending patent applications covering the FGM technology. The FGM portfolio includes 1 issued patent and 6 pending patent applications, which are:

Patent/Application No.	Title	Expiration Date
U.S. Patent No. 6,920,451	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021
U.S. Patent Publication No. 2005/026199	Method for Identifying Biomarkers Using Fractal Genomics Modeling.	01/19/2021
U.S. Patent Publication No.: 2005/0026199	Method for Identifying Biomarkers Using Fractal Genomics Modeling.	01/19/2021
U.S. Patent Publication No.: 2005/0158735	Method for Studying Cellular Chronomics and Causal Relationships of Genes Using Fractal Genomics Modeling.	01/19/2021
U.S. Patent Publication No.: 2005/0076190	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021
WIPO Publication No. WO 2006/083330	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	05/05/2007
European Publication No.: 1252588	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

Our Competition

HDC’s main service/product is First-Phase Biomarker Discovery. While there are numerous companies that perform individual steps in this process, we know of no other company that performs all steps in First-Phase Biomarker Discovery. Competing companies in the biomarker discovery arena have made numerous promising discoveries but have failed to bring fully validated biomarkers to market. We feel that by performing and controlling all steps of this process, we can eliminate the problems these companies have had in validating their findings, and thus, produce fully validated, marketable biomarkers.

Our SVM and FGM technologies give us a distinct advantage over competing technologies. Neither classical statistical analysis nor neural networks (the two competing technologies) can handle the large amounts of inputs necessary to produce fully validated biomarkers.

Research and Development

Our past Research and Development costs have been minimal due to the unique relationships we have maintained with the members of our scientific team and their institutions. Our total R&D costs have consisted solely of the consultant fees paid to Dr. Stamey, Dr. Vapnik, and Dr. Guyon. These fees consisted of $70,734 in cash for 2006 and $404,421 in cash for 2005.

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

Since reorganizing in 2003, our focus and our business model have been continually evolving. Accordingly, we have a history of operations in which there is insufficient information to identify any historical pattern. Even if we could discern such a pattern, the rapidly evolving nature of the biotechnology and pharmaceutical industries would make it very difficult to identify any meaningful information in such short a history. Therefore, it is also difficult to make any projections about the future of our operations. This difficulty may result in our shares trading below their value.

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

Research and development costs associated with our technologies and services, as well as personnel costs, marketing programs and overhead, account for a substantial portion of our operating expenses. These expenses cannot be adjusted quickly in the short term. If revenues of the business decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular period.

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

We may not be able to employ and retain experienced scientists, mathematicians and management.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. We lease 1,554 square feet of office space in Savannah, Georgia, on a month-to-month basis for a cost of $1,036 per month. Our principal executive office is located at 5501 ½ Abercorn Street, Savannah, Georgia 31405, and our telephone number is (912) 352-7488. Our principal executive office is well maintained and suitable for the business conducted in it.

ITEM 3. LEGAL PROCEEDINGS

On May 25, 2004, we filed suit in the District Court of McLennan County, Texas, against Bill G. Williams, Shirley K. Williams, W. Steven Walker, Jerry W. Petermann and a company controlled by Mr. Williams. In this action we allege that an aggregate of 700,000 shares of our common stock (4,900,000 after a 7-1 stock split) issued to Mr. Williams, Mr. Walker, Mr. Braswell and Mr. Petermann were not issued in compliance with Texas law and we sought to restrain the defendants and persons acting on their behalf or in concert with them from selling any shares of our stock. We also requested that the Court declare we were permitted to cancel the shares issued to the defendants and award monetary damages, attorney’s fees and costs of the action.

In June 2004, Jerry W. Petermann agreed to return to the Company 1,000,000 shares of the Company stock, which were cancelled upon return to the Company. In addition, in June 2004, Robert S. Braswell IV agreed to return to the Company 2,100,000 shares of the company stock, all of which were cancelled upon return to the Company. Cancellation of the returned stock certificates was considered full and final settlement of the claims brought against Mr. Petermann and Mr. Braswell in this lawsuit.

In July 2004, W. Steven Walker Esq., former general counsel, an officer and director of the Company, agreed to settle with the Company and return 366,036 shares of our common stock, which were all of the shares then owned by him, and he will no longer be a party to the suit. At this time, only the shares originally issued to Mr. Williams are subject to the suit, and the Company believes he controls approximately 1.6 million shares of our common stock.

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

On June 26, 2006, we originally filed suit in the United States District Court for the Eastern District of Texas against Ciphergen Biosystems, Inc. (“Ciphergen”), alleging claims for infringment of three patents related to support vector machine technology and seeking monetary and injunctive relief. Ciphergen denied infringement, challenged the validity of the patents, and alleged counterclaims against us. We deny liability to Ciphergen under the alleged counterclaims. Pursuant to a motion filed by Ciphergen, the litigation has been transferred to the United States District Court for the Northern District of California.

On June 26, 2006, we also filed suit in the United States District Court for the Eastern District of Texas against Equbits LLC (“Equbits”), alleging claims for infringement of three of our patents related to Support Vector Machine technology and seeking monetary and injunctive relief. On November 27, 2006, the court entered a Consent Final Judgment permanently enjoining Equbits from making, using, selling, renting, leasing, or offering to sell in the United States, or from importing into the United States, any product that utilizes support vector machine technology, with certain limited exceptions related to technical support for previously sold products to two third parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of shareholders of Health Discovery Corporation, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board under the symbol HDVY. The range of closing prices for our common stock, as reported on Bloomberg.com during each quarter of the last two fiscal years was as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
First Quarter 2005	$0.40	$0.20
Second Quarter 2005	$0.41	$0.21
Third Quarter 2005	$0.25	$0.20
Fourth Quarter 2005	$0.24	$0.07

First Quarter 2006	$0.15	$0.10
Second Quarter 2006	$0.12	$0.06
Third Quarter 2006	$0.13	$0.07
Fourth Quarter 2006	$0.17	$0.08

At December 31, 2006, there were approximately 386 holders of record of our common stock.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	72,296,250	$0.228	0
Total	72,296,250	$0.228	0

Private Placements

On July 31, 2004, we completed the private sale of 15,235,000 shares of restricted common stock to individual accredited investors at an offering price of $0.10 per share for a total of $1,523,500. Under the terms of the sale, the Company issued 15,235,000 restricted common shares. In addition, each purchaser of common shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.35 per share, exercisable until February 2007. This could result in the issuance of up to 15,235,000 additional restricted common shares upon exercise. The Company entered into purchase agreements with each of the investors, the form of which is attached as Exhibit 10.6. Neither the shares sold pursuant to the private placement nor the shares issuable upon the exercise of the warrants will be registered under either federal or state securities laws and must be held for at least one year from the time they are issued. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares and the warrants, the form of which is attached as Exhibit 10.7, were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended).

On March 9, 2005, we completed the private sale of 30,703,125 shares of restricted common stock to certain institutional investors and individual accredited investors at an offering price of $0.16 per share for a total of $4,912,500. For every share of common stock purchased, each investor received warrants to purchase one share of the Company’s common stock at $0.24 per share, exercisable until December 31, 2008. This could result in the issuance of up to 30,703,125 additional restricted common shares upon exercise. We entered into purchase agreements with each of the investors, the form of which is attached as Exhibit 10.8. Under each agreement, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective July 6, 2005. Shares totaling 540,000 were issued in 2005 under the penalty provisions of the agreement. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they were registered the securities could not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. The shares and the warrants, the form of which is attached as Exhibit 10.9, were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). On March 10, 2005, we filed registration statement No. 333-124750 for 18,609,375 shares of restricted common stock and the equivalent number of warrants.

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

Additional Issuance of Securities

Two members of the Company’s Scientific Advisory Board, Drs. Vapnik and Stamey, were each issued our common stock, no par value, equal to $10,000 per month beginning in August 2004 and ending in the second quarter of 2006. For 2005, Drs. Vapnik and Stamey were each contractually entitled to stock grants equivalent to $140,000. Drs. Vapnik and Stamey forfeited 1,580,532 shares in December 2005, and any shares issued pursuant to their agreements were rescinded. No further shares have been issued in connection with these agreements. In 2004, the Company issued 422,372 shares for services, including members of the Company’s Scientific Advisory Board. In 2005, the Company issued 2,039,453 shares to consultants and members of the Scientific Advisory Board, 308,133 shares in settlement of liabilities, 3,585,741 shares to noteholders who exchanged their notes for stock and 540,000 shares in accordance with the penalty provisions of the stock purchase agreement as amended February 25, 2005. In December 2005, two consultants who had previously received shares for work performed rescinded 1,580,532 shares.

During the first quarter of 2006, Mr. David Cooper was issued 600,000 shares of the Company’s common stock in exchange for exercising his options, which had an exercise price of $0.01. On March 31, 2006, Mr. William F. Quirk, Jr. purchased 1,000,000 shares of the Company’s common stock with accompanying warrants to acquire an equal number of shares. The purchase price for the common shares was $.10 per share, and the exercise price of the warrants is $0.15 per share.

During the second quarter of 2006, the Company issued 500,000 warrants to two members of its Scientific Advisory Board. These warrants vest over a one-year period and have an exercise price of $0.11. The Company also issued 200,000 warrants to a service provider in exchange for professional services. These warrants vest over a two-year period and have an exercise price of $0.10.  During the second quarter of 2006, the Company issued 200,000 shares of stock for warrants exercised at $0.01 each. Proceeds of $2,000 were recorded in capital stock.

During the third quarter of 2006, the Company issued 10,000,000 warrants to purchase an equal number of shares of the Company’s common stock to Mr. Quirk in connection with the loan Mr. Quirk made to the Company. These warrants vest over a period of nine months and have an exercise price of $0.16 per share. During the third quarter of 2006, the Company also issued 300,000 warrants to purchase an equal number of shares of the Company’s common stock in exchange for legal services provided to the Company. These warrants vest immediately and have an exercise price of $0.10 per share.

In addition, during the third quarter of 2006, the Company issued 500,000 warrants to purchase an equal number of shares of the Company’s common stock to a member of the Company’s Scientific Advisory Board for providing advisory services to the Company beyond which was expected in his capacity as a Scientific Advisory Board member. These warrants vest immediately and have an exercise price of $0.10 per share.

During the third quarter of 2006, the Company issued 230,000 shares of stock for warrants exercised at $0.08 each. Proceeds of $18,400 were recorded in capital stock.

All of these issuances of equity securities in 2006 were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Our Company is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable. Our Company operates primarily in the emerging field of molecular diagnostics where such tools are critical to scientific discovery. Our primary business consists of licensing our intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools. We also endeavor to develop our own product line of newly discovered biomarkers and pathways that include human genes and genetic variations, as well as gene, protein, and metabolite expression differences. In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action. They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

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

Our business is based on the belief that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This process includes several critical levels of decision-making - all of which are part of our business strategy. We intend to produce more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide. With the completion of the acquisition of the SVM portfolio of patents we plan to begin to license the use of this technology.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenue

For the year ended December 31, 2006, revenue was $203,889 compared with $224,000 in revenue for the year ended December 31, 2005. Revenue is recognized for licensing and development fees over the period earned. As of December 31, 2006, the Company had received cash of $101,111 which was not recognized as revenue and is reported as deferred revenue. No such amount was recorded as of December 31, 2005.

Cost of Sales and Gross Margin

Cost of sales for 2006 was $28,671. Cost of sales includes all direct costs associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees associated with licensing negotiations, are also included in cost of sales. Cost of sales was $33,536 in 2005.

Operating and Other Expenses

Amortization expense was $262,719 for the twelve months ended December 31, 2006 compared with $251,097 for the comparable period in 2005. This increase was due to amortization being charged throughout all of 2006 for intangibles acquired during 2005.

Professional and consulting fees totaled $1,123,498 for 2006 compared with $1,567,500 for 2005. These fees, related to legal, accounting and scientific activities, were reduced by 28.3% in 2006 because of continued efforts to control costs related to regulatory filing activity, patent protection efforts, and general corporate legal and accounting work along with benefits achieved in restructuring accounts payable.

Compensation of $770,000 for the twelve months ended December 31, 2006 was lower than the $822,261 reported for the comparable period of 2005. Compensation year to date benefited from implementation of a salary reduction plan in the third quarter of 2006. However, this benefit was offset by increased expense for compensation of $279,896 for warrants and options charged as a result of the implementation of SFAS 123(R) effective January 1, 2006.

Other general and administrative expenses decreased from $656,214 in 2005 to $542,710 in 2006. This decrease was largely due to expense reduction efforts throughout the entire 2006 period.

Loss from Operations

The loss from operations for the twelve months ended December 31, 2006 was $2,523,709 compared to $3,106,608 for the prior year. The decreased loss was due to the factors enumerated above.

Other Income and Expense

Interest income was $21,008 for the twelve months ended December 31, 2006 compared to $2,998 in 2005. Increased interest income was due to the higher average cash available to invest throughout 2006.

A gain on the restructuring of accounts payable of $97,864 was recorded in 2006 to reflect common stock warrants issued in payment of liabilities. No such amount was recorded in the comparable 2005 period.

Interest expense was $190,922 in 2006 compared with $55,406 in 2005. This increase was due to the higher interest rate associated with the renegotiated promissory notes, and interest related to the promissory note executed in the third quarter of 2006.

Net Loss

The net loss for the twelve months ended December 31, 2006 was $2,595,759 compared to $3,159,016 for the twelve months ended December 31, 2005. The reduced loss was due to the smaller loss from operations offset by increased net other expense, as previously discussed.

Net loss per share was $0.02 and $0.03 for the twelve months ended December 31, 2006 and 2005, respectively. The smaller net loss per share in 2006 compared to 2005 was due to the smaller net loss and the increased average number of shares outstanding in 2006.

Liquidity and Capital Resources

At December 31, 2006, the Company had $674,366 in available cash. Cash used by operating activities was $1,135,134. This was due primarily to the net loss of $2,595,759; however, net non-cash charges and adjustments of $1,460,625 favorably impacted the computation of the net cash used. Cash used by investment activities was $9,287 due to the acquisition of assets. Net cash provided by financing activities was $1,099,620 due to the cash received from the promissory note, sale of common stock, and the exercise of stock options and warrants offset by the repayment of debt totaling $26,780.

The following table summarizes the due dates of our contractual obligations. The Company has no long term lease agreements in effect as of December 31, 2006.

	Total	Less than 1 Year	1-3 Years
Accounts Payable Deferred	$170,966	$170,966	$—
Deferred Compensation	30,000	30,000	—
Accrued Interest	140,875	—	140,875
Convertible Notes Payable	665,643	—	665,643
Term Debt	321,911	—	321,911
Promissory Note	1,000,000	—	1,000,000
Total	$2,329,395	$200,966	$2,128,429

On September 1, 2006 the Company issued a promissory note in the amount of $1,000,000 to one of our directors. The annual interest rate is 5%, and the entire amount including accrued interest is due 2 years from the date of execution. The note may be repaid at any time prior to the due date with no penalty or additional fees. The Company intends to use the proceeds to fund general working capital requirements.

The Company also issued 10,000,000 common stock warrants with an exercise price of $0.16 in connection with the promissory note. The warrants fully vest over ten months if the promissory note remains unpaid during that period. The estimated value of these warrants of $554,000 was recorded as additional paid in capital and debt discount and will be accreted as interest expense over the term of the promissory note.

On September 1, 2006, the Company and an officer of the Company and an employee of the Company entered into amendments to each of the employment agreements whereby both will waive receipt of compensation aggregating $143,200 deferred pursuant to such amended employment agreements in exchange for a one-time payment of $6,000 and $1,460, respectively. The Company will also reimburse the officer and the employee for any adverse tax consequences associated therewith. As a result, the Company recorded a reduction in compensation expense during the quarter of $143,200. The amount had previously been accrued as compensation to the officers with deferred payment terms. Prior to the renegotiation, the officers were receiving a portion of their salary in cash and deferring the remainder to be paid at a later date but agreed to forfeit $143,200 in their deferred salary for a one-time payment of $7,460. Additionally, the officers received an increase of 25% of their current salary amount paid in cash beginning in November 2006.

On September 1, 2006, the Company and certain holders of promissory notes previously issued by the Company entered into amendments to extend deferral of all remaining payments due under the notes until September 1, 2008. The notes were issued by the Company in July 2004 as consideration for the purchase of interests in the support vector machine patent portfolio. As of September 1, 2006, the notes had aggregate remaining principal of approximately $321,911 due in October 2007, with accrued interest of approximately $38,000. The deferred amounts will continue to accrue interest at a rate of 18%, which will be paid in shares of the Company’s common stock valued at $0.24 per share.

The Company, in an effort to preserve cash, to enable the Company to continue its operations, and as a condition to the loan from the director, negotiated a restructuring of certain of its accounts payable with selected vendors, primarily its legal and professional vendors. Two vendors reduced their outstanding balances by $37,190, or 50%, in settlement of the full liability for a cash payment of $37,190. This settlement was recorded as a gain on restructuring. Several other vendors agreed to extend the payment terms and defer collection on outstanding amounts for an indefinite period of time. The Company currently expects to pay such amounts in six to eight months upon increases in revenues and or additional equity or debt financing, although none of those events is certain. The total amount of accounts payable deferred was $170,966. The Company also issued 300,000 warrants to these vendors with an exercise price of $0.10 per share. The fair value of these warrants on the grant date was $16,872 and was recorded as an expense in connection with the restructuring. The amount was charged to expense in the quarter as the warrants vested immediately. The deferred payments to the vendors has not been discounted as the date of payment is not certain.

The Company has relied primarily on equity funding plus debt financing for liquidity during its developmental phase that ended in 2004. The Company produced sales, licensing, and developmental revenue in 2005 and 2006 and must continue to do so in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, will result in significant revenue. The Company has implemented a cash conservation plan that includes salary deferrals and reductions, reduction in consulting payments, negotiated settlements with creditors whereby the Company substituted equity instruments for amounts owed, and a heightened scrutiny of all potential expenditures.

Should it prove necessary, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings. Although this raises doubt with respect to our ability to operate as a going concern, the Company believes that it has sufficient capability to operate through the next twelve months.

Critical Accounting Policies, Estimates and Assumptions

We consider our accounting policies related to revenue recognition, impairment of intangible assets and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and stock-based compensation expense. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Valuation of intangible and other long-lived assets.

We assess the carrying value of intangible and other long-lived assets at least annually, which requires us to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances such as:

▪	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

▪	loss of legal ownership or title to the asset;

▪	significant changes in our strategic business objectives and utilization of the asset(s); and

▪	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Revenue Recognition

We recognize revenue principally from license and royalty fees for intellectual property and from development agreements with research partners. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the seller’s price to the buyer is fixed or determinable; iv) collectibility is reasonably assured, and v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make more significant estimates involving our recognition of revenue from license and royalty fees. Our license and royalty fees revenue estimates depend upon on our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received.

Share-Based Compensation

Share-based compensation expense is significant to our financial position and results of operations, even though no cash is used for such expense. In determining the period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our valuation methodology, the expected term, expected stock price volatility over the term of the awards, the risk-free interest rate, expected dividends and pre-vesting forfeitures. If any one of these factors changes and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R will differ significantly from what we have recorded in the current period.

For share-based awards issued during the year ended December 31, 2006, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior, however due to the limited history of our Company, such data is limited.  We estimated the expected life will be substantially longer than the vesting period given the sart-up nature of our operations and accordingly have used the contractual life as the expected term. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 21, 2006, Porter Keadle Moore LLP, Health Discovery Corporation’s principal accountant, resigned. The Company engaged Hancock Askew LLP (“Hancock Askew”) on September 21, 2006 as its new principal accountant to audit the Company’s financial statements.

Porter Keadle Moore’s report on the financial statements of the Company as of and for the fiscal years ended December 31, 2005 and 2004 contained an unqualified opinion, except the opinion included an explanatory paragraph referring to the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2005 and 2004 and through September 20, 2006, there were no disagreements with Porter Keadle Moore LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Porter Keadle Moore LLP would have caused it to make reference thereto in, or in connection with, its reports on financial statements for the periods covered by its audit.

During the fiscal years ended December 31, 2005 and 2004 and through September 21, 2006, the Company did not consult Hancock Askew with respect to the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

We have had no disagreements with our former certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, directors and significant employees are:

Name	Age	Position
Stephen D. Barnhill, M.D.	48	Chief Executive Officer and Chairman of the Board
Daniel R. Furth	43	Principal Financial Officer, Executive Vice President
Robert S. Braswell IV	51	Senior Vice President
Hong Zhang, Ph.D.	45	Senior Vice President
William F. Quirk, Jr.	64	Director
William M. Goldstein	71	Director

Stephen D. Barnhill, M.D., is currently our Chief Executive Officer and Chairman of the Board. He has been a member of the Board of Directors since November 2003. He is a physician trained in laboratory medicine and clinical pathology. He has developed and used artificial intelligence, pattern-recognition, and computational techniques in Medicine, Genomics, Proteomics, Diagnostics and Drug Discovery.

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

Daniel R. Furth is our Principal Financial Officer, Executive Vice President, Secretary and Treasurer. Mr. Furth is an experienced executive with a proven track record in diverse industries for both private and public corporations. Since October 2000, he served as a corporate communications consultant for several private clients. During that same period, he also served as a managing member and equity partner of Purple Shamrock LLC, a privately held investment group. From 1994 to 2000, he served as Senior Director of Marketing & Communications for Quality Distribution, Inc., North America’s largest bulk transportation services company, where he managed corporate communications, marketing communications, investor relations, and public affairs. During that time, he was chief of staff to QD’s Chairman/CEO and played an instrumental role in the QD’s initial public offering in 1994 and its subsequent leveraged buyout in 1998. From 1986 to 1994, Mr. Furth held varied executive positions in both the public and private sectors including particular experience with early stage ventures. He earned his BA degree in government from Georgetown University in Washington, DC.

Robert S. Braswell IV is our Senior Vice President. Mr. Braswell served as our President from April 2001 until the acquisition of The Barnhill Group LLC, when he assumed his current position. As President, he guided the creation of Direct Wireless Communications Inc. (DWCI) and oversaw all administrative functions for both DWCI and Direct Wireless Corporation (DWC). Mr. Braswell served as President of DWC since December 1999 and a member of its Board of Directors since January 1999. Prior to holding these positions, Mr. Braswell was an independent businessman engaged in business evaluations, real estate development, and home construction while running a working ranch operation. His administrative experience comes from 18 years experience in the common carrier freight business, working for Central Freight Lines, Inc. from 1974-1992. Mr. Braswell graduated from the University of Houston in 1983 with a Bachelor of Business Administration in Organizational Behavior Management.

Hong Zhang, Ph.D. is our Senior Vice President, Computational Medicine. As visiting faculty at Johns Hopkins University, Dr. Zhang lectured at the Center for Biomarker Discovery on Bioinformatics: Peak Detection Methods for Mass Spectral Data. Currently a Yamacraw Associate Professor at Armstrong Atlantic University, Dr. Zhang was the Vice President and CIO for a neural network and computer assisted medical diagnostic systems company that employs neural network and mathematical/statistical preprocessing techniques. In this position, Dr. Zhang was involved in digital image processing and pattern recognition for medical image processing as well as software design and programming for support vector machine applications. Dr. Zhang was a professor in the Department of Mathematical Sciences at Purdue University from 1989 to 1996. He has held numerous academic positions, including Adjunct Associate Professor, Associate Professor with Tenure, and Assistant Professor. He was a visiting Associate Professor in 1995 in the Department of Biometry at the Medical University of South Carolina.

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

William F. Quirk, Jr. is a member of the Board of Directors and has been a director since October 25, 2005. Mr. Quirk is the first outside director to join our board, succeeding Dr. David Cooper, the Company’s former president and chief medical officer who recently resigned his positions to pursue other interests. Mr. Quirk is a private investor who purchased a significant equity stake in the company in its successful private placement in July 2005. Prior to his retirement in 1996, he held a variety of senior executive positions in finance and management including: Fidelity Management & Research in the mutual fund industry; the investment banking firm Peterson, Diehl, Quirk & Company; leveraged buyout firm Kelso & Company; and auto parts supplier Inline Brake Manufacturing. Mr. Quirk earned his B.S. from the U.S. Naval Academy and an MBA from the Harvard Business School.

William M. Goldstein is a member of the Board of Directors and has been a director since January 28, 2006. Mr. Goldstein is currently a partner with Philadelphia-based Drinker Biddle & Reath LLP. He succeeded Robert Braswell IV, who resigned his Board seat, but remains a senior executive with the Company. Since 1982, Mr. Goldstein has been a senior partner with Drinker Biddle & Reath LLP and has served the firm as a managing partner, chairman of the firm’s managing partners, and the chair of the Tax Practice Group. In the mid-70’s, Mr. Goldstein served as Deputy Assistant Secretary for Tax Policy at the U.S. Treasury Department where he worked directly with Secretary William E. Simon in determining the Treasury’s position on various tax and economic issues. He was also a finalist candidate for Commissioner of the Internal Revenue Service. Mr. Goldstein earned his A.B. from Princeton University and his J.D. from Harvard Law School.

The directors named above will serve until the next annual meeting of our stockholders. Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

Audit Committee

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Executive Vice President. This Code of Ethics is posted on our website at www.HealthDiscoveryCorp.com. These codes are also available without charge upon request directed to Investor Relations, Health Discovery Corporation, 5501 ½ Abercorn Street, Savannah, GA 31405. The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last three calendar years:

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)		Total
Stephen D. Barnhill, M.D.	2006	$125,000	__	$6,000		$131,000
Chief Executive Officer	2005	$300,000	__	__		$300,000

Daniel R. Furth	2006	$71,000	__	$5,069	(1)	$76,069
Executive Vice President	2005	$22,500	$278,027	__		$300,527

(1)	health insurance premiums

Outstanding Equity Awards at Fiscal Year-end

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Daniel R. Furth	500,000	1,000,000	$0.10	December 5, 2015

Director Compensation

Outside directors are paid $1.00 each year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Stephen D. Barnhill, M.D.	$0.00	$0.00
William F. Quirk, Jr.	$1.00	$1.00
William M. Goldstein	$1.00	$1.00

Employment Agreements

We entered into a five-year employment agreement with Dr. Stephen Barnhill on September 15, 2003, regarding Dr. Barnhill’s employment as President and Medical Director. The agreement will automatically renew for successive one-year terms unless either party gives notice to the other party of its intent not to renew within a thirty-day period prior to the end of the then current term. Under the terms of the agreement, Dr. Barnhill receives an initial base salary of $25,000 per month. Dr. Barnhill is eligible to be reimbursed monthly for reasonable and necessary business expenses, to participate in an Incentive Stock Option Plan (as defined in the agreement) and for other benefits maintained by us. Dr. Barnhill will be entitled to 10 paid vacation days during the calendar year. Dr. Barnhill’s employment may be terminated without prior written notice for cause, in which case we will make a lump sum payment equal to the sum of (i) accrued unpaid wages, (ii) unreimbursed expenses properly incurred prior to the date of termination and (iii) the value of all accrued unpaid vacation pay, less any amounts he owes to us. If Dr. Barnhill terminates the Barnhill Agreement, then he will receive the same benefits as if he was terminated for cause. If Dr. Barnhill terminates the Barnhill Agreement, other than for cause, then we will give two (2) weeks notice of termination, or in our sole discretion, two (2) weeks wages in lieu of notice. The agreement also generally provides that Dr. Barnhill will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment. Effective December 30, 2005, we entered into an amendment to the employment agreement with Dr. Barnhill, under which Dr. Barnhill agreed to defer 60% of his gross annual pay until January 1, 2008, representing total deferred payments of $360,000. The agreement with Dr. Barnhill was further amended on September 1, 2006, whereby Dr. Barnhill’s salary was changed to $10,000 per month, and he agreed to waive the receipt of his deferred compensation for a one-time payment of $6,000 plus the reimbursement for any negative tax consequences related to the amendment.

We entered into an employment agreement with Mr. Daniel R. Furth effective November 18, 2005 regarding Mr. Furth’s employment as Executive Vice President. The term of the employment is for three years, with compensation of $60,000, which is to be reviewed after the first year for potential increase. Effective as of September 1, 2006, Mr. Furth’s annual salary was increased to $84,000. Mr. Furth will also receive options to acquire 1,500,000 shares of our common stock. Mr. Furth is eligible to be reimbursed monthly for reasonable and necessary business expenses and for other benefits maintained by us. If the Company terminates the employment agreement for cause or if the agreement is terminated by Mr. Furth without cause, Mr. Furth will be entitled to receive his salary only through the date such termination is effective. If Mr. Furth terminates the employment agreement for cause or, if the employment agreement is terminated without cause, he will be entitled to receive his salary for a period of three months from the date such termination is effective. The agreement also generally provides that Mr. Furth will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment.

We entered into an employment agreement with Mr. Robert Braswell IV effective as of January 1, 2006 regarding Mr. Braswell’s employment as Senior Vice President. Pursuant to his employment agreement, Mr. Braswell will be employed as Senior Vice President for a term of three years at an annual salary of $70,000, fifty percent of which will be deferred until January 1, 2008. In addition, we awarded Mr. Braswell options to acquire 1,500,000 shares of our common stock at an exercise price of $0.11 (which was the closing price of the common stock on the preceding day) that vested upon issuance, and options to acquire 500,000 shares of our common stock at an exercise price of $0.11, which vest semi-annually over the next two years. Mr. Braswell’s compensation and all other rights under Mr. Braswell’s employment agreement will terminate (a) upon the death of Mr. Braswell, (b) upon the disability of Mr. Braswell, (c) for cause, or (d) without cause upon ninety days prior notice from either us or Mr. Braswell. If we or Mr. Braswell terminates his agreement for cause, Mr. Braswell will be entitled to receive his salary for a period of three months from the date such termination is effective, and all outstanding options to acquire shares of our common stock shall vest immediately. If the employment agreement is terminated as a result of Mr. Braswell’s disability, we will pay Mr. Braswell’s salary through the date on which such termination is effective and all outstanding options to acquire shares of our common stock shall vest immediately. If the employment agreement is terminated because of Mr. Braswell’s death, Mr. Braswell’s estate will be entitled to receive his salary though the date on which such termination is effective. If the employment agreement is terminated by us without cause, Mr. Braswell will be entitled to receive, in a lump sum payment within 15 days of termination, his salary for the entire remaining term of the employment agreement. In addition, all outstanding options to acquire shares of our common stock shall vest immediately, and Mr. Braswell will be awarded options to purchase additional 300,000 shares of our common stock with an exercise price of $0.11, fully vested. If the employment agreement is terminated by Mr. Braswell without cause, Mr. Braswell will be entitled to receive his salary only through the date of such termination is effective, and all outstanding options to acquire shares of our common stock shall vest immediately. On September 1, 2006, we and Mr. Braswell entered into an amendment of Mr. Braswell’s employment agreement. Pursuant to the amendment, Mr. Braswell agreed to a decrease in his annual salary to $35,000 and to waive all deferred compensation for a one-time payment of $1,460.

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

Scientific Advisory Board

The Company continues to perform under an oral agreement with three members of its Scientific Advisory Board wherein they are entitled to receive 100,000 shares each of the Company’s common stock upon satisfactory completion of one year of service. The arrangement with the Scientific Advisory Board members can be terminated at any time by either party.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our common stock as of March 27, 2007 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our common stock, and (iv) all of our executive officers and directors as a group. At March 27, 2007, there were 116,493,384 shares outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Dr. Stephen D. Barnhill Chairman of the Board, Chief Executive Officer and Chief Medical Officer, Director 5501 ½ Abercorn Street Savannah, GA 31405	27,380,722 (2)	20.38%

Common Stock	Daniel R. Furth Executive Vice President 5501 ½ Abercorn Street Savannah, GA 31405	750,000 (3)	0.56%

Common Stock	William Quirk Director 5501 ½ Abercorn Street Savannah, GA 31405	21,778,335 (4)	16.21%

Common Stock	William Goldstein Director One Logan Square 18th and Cherry Streets Philadelphia, PA 19103-6996	1,333,335 (5)	0.99%

Common Stock	All executive officers and directors as a group (four persons)	51,242,392	40.58%

(1)
The percentage of our common stock beneficially owned was calculated based on 116,493,384 shares of common stock issued and outstanding as of March 27, 2007, plus 17,879,170 warrants and options exercisable by the executive officers and directors group. The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our common stock held by such stockholder or group and exercisable within 60 days as of March 29, 2006.

(2)	These shares are held by Barnhill Group LLC, which is wholly owned by Dr. Barnhill.

(3)	Consists of vested options.

(4)	Includes 16,108,335 vested warrants.

(5)	Includes 1,020,835 vested warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 6, 2005, we acquired the remaining 7% of the SVM Patent Portfolio from unaffiliated third parties for an aggregate cash payment of approximately $270,863, the issuance of the promissory notes totaling $37,872 and convertible notes totaling $147,401, which were converted by the holders immediately upon issuance in exchange for 867,065 shares of our common stock. Approximately $175,000 of the purchase price was used by the sellers to repay an outstanding obligation of a limited liability company of which our chief executive officer was a member.

We currently sub-lease our principle executive office space from a company owned by the wife of Dr. Stephen D. Barnhill. Our rent on this 1,554 sq. ft. office is $1,036.00 per month and is rented on a month-to-month basis.

On September 1, 2006, we issued a note (the “Promissory Note”) to William F. Quirk, Jr., a director of the Company, for $1,000,000. The Promissory Note contains a 5% annual interest rate and is due on September 1, 2008. The proceeds of the Promissory Note will be used for general working capital purposes. The Promissory Note is completely repayable by the Company at any time without any related fees or penalties. In connection with the issuance of the Promissory Note, Mr. Quirk was granted warrants to purchase 10,000,000 shares of Company common stock at $0.16 per share. The warrants vest over the next ten months based on the length of time the Promissory Note is outstanding, as follows:

Total Vested	Number of Days to Vest
1 Million	Immediately
2 Million	46 days
3 Million	91 days
4 Million	121 days
5 Million	151 days
6 Million	181 days
7 Million	211 days
8 Million	241 days
9 Million	271 days
10 Million	300 days

ITEM 13. EXHIBITS.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-KSB:

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

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(b)	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.2	Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.2(A)	Corrected Article 3.02 of By-Laws. Registrant incorporates by reference Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, filed August 15, 2001.

4.3(a)	Non Qualified Stock Option Agreements dated October 30, 2003 between Registrant and David Cooper. Registrant incorporates by reference Exhibit 4.3(a) to form 10-KSB, filed March 30, 2004.

10.1	Asset Purchase Agreement between Registrant dated September 15, 2003 and Barnhill Group LLC. Registrant incorporates by reference Exhibit 10.2 to Form 10-KSB, filed March 30, 2004.

10.2	Asset Purchase Agreement between Registrant dated December 30, 2003 and Fractal Genomics LLC. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, filed March 30, 2004.

10.3	Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, filed April 19, 2005. *

10.3(a)	Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.3 to Form 8-K, filed September 1, 2006.

10.4	Employment Agreement with David Cooper. Registrant incorporates by reference Exhibit 10.4 to Form 10-KSB, filed April 19, 2005. *

10.5	Form of Asset Purchase Agreement between the Registrant and the Sellers of the SVM Portfolio and related assets. Registrant incorporates by reference Exhibit 10.5 to Form 10-KSB, filed March 30, 2004.

10.6	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.6 to Form 10-KSB, filed April 19, 2005.

10.7	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, filed April 19, 2005.

10.8	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.8 to Form 10-KSB, filed April 19, 2005.

10.9	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, filed April 19, 2005.

10.10	Form of Amendment to Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.10 to Form SB-2/A, filed December 14, 2005.

10.11	Employment Agreement with Daniel R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to Form SB-2/A, filed December 14, 2005.

10.12	Employment Agreement with Robert S. Braswell IV, dated as of January 1, 2006. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed February 2, 2006.

10.13	Form of Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed January 3, 2006.

10.14	Form of Second Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.4 to Form 8-K, filed September 5, 2006.

10.15	Promissory Note issued by Registrant on September 1, 2006 in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed September 5, 2006.

10.16	Warrant Agreement by and between Registrant and William F. Quirk, Jr., dated as of September 1, 2006. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed September 5, 2006.

16.1	Letter from Porter Keadle Moore LLP regarding change in certifying accountant. Registrant incorporates by reference3 Exhibit 16.1 to Form 8-K, filed September 27, 2006.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company changed its independent auditors from Porter Keadle Moore LLP to Hancock Askew & Co., LLP during 2006. The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2006, along with fees billed by Porter Keadle Moore LLP in 2005 and 2006.

	2006	2005
Audit Fees	$56,347	$103,737
Audit-Related Fees	—	—
Tax Fees	—	—
Sub-Total	$56,347	$103,737
All Other Fees	—	—
Total Fees	$56,347	$103,737

Audit Fees. This category includes aggregate fees billed for professional services rendered by for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and 2005, review for the annual report on Form 10-KSB and for the limited reviews of quarterly condensed financial statements (Forms 10-QSB) included in periodic reports filed with the SEC during 2006 and 2005, including out of pocket expenses. Porter Keadle Moore LLP billed $17,690 for 2006. Hancock Askew & Co. LLP has billed $38,657 for 2006.

Audit-Related Fees. This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards. No such fees were billed in 2005 or 2006.

Tax Fees. This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2005 and 2006. No such fees were billed in 2005 or 2006.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered to the Company. No such services were provided.

The services provided by the independent auditors were pre-approved by the Board of Directors of the company to the extent required under applicable law. The Board of Directors of the company requires pre-approval of all audit and allowable non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DISCOVERY CORPORATION

By:	/s/ Stephen D. Barnhill, M.D., Chief Executive Officer

Date:	March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen D. Barnhill M.D. Stephen D. Barnhill M.D.	Chief Executive Officer, Chairman	March 30, 2007

/s/ Daniel R. Furth Daniel R. Furth	Principal Financial Officer Executive Vice President	March 30, 2007

/s/ William F. Quirk, Jr. William F. Quirk, Jr.	Director	March 30, 2007

/s/ William M. Goldstein William M. Goldstein	Director	March 30, 2007

Hancock Askew & Co LLP
100 Riverview Drive
Savannah, GA 31404

Report of Independent Registered Public Accounting Firm

Board of Directors
Health Discovery Corporation
Savannah, Georgia

We have audited the accompanying balance sheet of Health Discovery Corporation as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 2005 and for the year then ended were audited by other auditors whose report dated March 30, 2006 included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we expressed no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to Financial Statements and in accordance with guidance provided in Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in fiscal 2006 Health Discovery Corporation changed its method of accounting for stock-based compensation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note L, the Company has had limited revenue since inception, has incurred recurring losses from operations, and has had to extend the maturity of debt instruments.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note L.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
March 20, 2007

Porter Keadle Moore, LLP

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Health Discovery Corporation

We have audited the accompanying balance sheet of Health Discovery Corporation as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity, and the cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

                /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
March 30, 2006

HEALTH DISCOVERY CORPORATION

Balance Sheets

December 31, 2006 and 2005

Assets

	2006	2005
Current Assets
Cash	$674,366	719,167
Accounts Receivable	20,000	—
Prepaid Expense and Other Current Assets	55,188	17,708
Total Current Assets	749,554	736,875
Equipment, Less Accumulated Depreciation of $14,257 and $6,660	14,743	13,053
Other Assets
Patents, Less Accumulated Amortization of $680,255 and $417,535	3,305,540	3,568,259
Total Assets	$4,069,837	4,318,187

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$237,928	267,972
Accrued Liabilities	150,520	63,319
Deferred Revenue	101,111	—
Current Portion of Long-Term Debt	—	26,780
Total Current Liabilities	489,559	358,071
Accrued Interest Payable	140,875	—
Convertible Notes Payable	665,643	665,643
Long-Term Debt, Less Current Portion	321,911	321,911
Notes Payable, net of unamortized discount of $461,667	538,333	—
Total Liabilities	2,156,321	1,345,625
Commitments and Contingencies
Stockholders’ Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized
Issued and Outstanding 116,393,384 and 114,363,384 Shares, Respectively	11,059,674	9,522,961
Accumulated Deficit	(9,146,158)	(6,550,399)
Total Stockholders’ Equity	1,913,516	2,972,562
Total Liabilities and Stockholders’ Equity	$4,069,837	4,318,187

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenues
Licensing and Development	$203,889	135,000
Patent Sales	—	89,000
Total Revenues	203,889	224,000

Cost of Sales
Licensing and Development	28,671	30,573
Patent Sales	—	2,963
Total Cost of Sales	28,671	33,536
Gross Profit	175,218	190,464

Expenses:
Amortization	262,719	251,097
Professional and Consulting Fees	1,123,498	1,567,500
Compensation	770,000	822,261
Other General and Administrative Expenses	542,710	656,214
Total Expenses	2,698,927	3,297,072
Net Loss from Operations	(2,523,709)	(3,106,608)

Other Income (Expense):
Interest Income	21,008	2,998
Gains on Restructuring of Accounts Payable	97,864	—
Interest Expense	(190,922)	(55,406)
Total Other Income (Expense)	(72,050)	(52,408)
Net Loss	$(2,595,759)	(3,159,016)

Weighted Average Outstanding Shares	115,895,692	103,566,777

Loss Per Share	$(.02)	(.03)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2006 and 2005
	Common Stock
	Issued and Outstanding		Paid for but Not Issued
	Shares	Amount	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance - January 1, 2005	78,767,464	$3,788,442	5,434,375	$695,761	$(3,391,383)	$1,092,820
Stock Issued for Cash	25,268,750	3,842,375	—	—	—	3,842,375
Issuance of Shares Previously Paid-for but not Issued	5,434,375	695,761	(5,434,375)	(695,761)	—	—
Stock Issued for Services	2,039,453	381,876	—	—	—	381,876
Stock Issued in Settlement of Liability	308,133	78,746	—	—	—	78,746
Shares Issued for Debt Conversion	3,585,741	609,576	—	—	—	609,576
Stock Compensation Expense for Compensatory Options and Warrants	—	426,185	—	—	—	426,185
Shares Issued for Delinquency Penalty	540,000	—	—	—	—	—
Cancellation of Common Stock	(1,580,532)	(300,000)	—	—	—	(300,000)
Net Loss	—	—	—	—	(3,159,016)	(3,159,016)
Balance - December 31, 2005	114,363,384	$9,522,961	—	$—	$(6,550,399)	$2,972,562
Stock Issued for Cash	1,000,000	100,000				100,000
Stock Issued upon Exercise of Options and Warrants	1,030,000	26,400			—	26,400
Warrants Issued in Connection with Debt Agreement	—	554,000			—	554,000
Warrants Issued for Settlement of Liability	—	72,326	—	—	—	72,326
Warrants Issued for Services	—	504,091	—	—	—	504,091
Stock Compensation Expense for Compensatory Options and Warrants	—	279,896	—	—	—	279,896
Net Loss	—	—	—	—	(2,595,759)	(2,595,759)
Balance - December 31, 2006	116,393,384	$11,059,674	—	$—	$(9,146,158)	$1,913,516

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities:
Net Loss	$(2,595,759)	$(3,159,016)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Non-cash Compensation	279,896	426,185
Cancellation of Common Stock Compensation	—	(300,000)
Accretion of Debt Discount	92,333	—
Increase in Accounts Receivable	(20,000)	—
Services Exchanged for Common Stock or Warrants	504,091	381,876
Increase in Deferred Revenue	101,111	—
Gain on Restructuring Accounts Payable	(97,864)	—
Depreciation and Amortization	270,316	256,038
Increase in Prepaid Expense	(37,480)	(17,708)
Increase in Accounts Payable - Trade	140,145	33,287
Increase in Accrued Liabilities	228,077	(41,732)
Net Cash Used by Operating Activities	(1,135,134)	(2,421,070)

Cash Flows From Investing Activities:
Purchase of Equipment	(9,287)	(11,623)
Amounts Paid to Acquire Patents	—	(293,744)
Net Cash Used by Investing Activities	(9,287)	(305,367)

Cash Flows From Financing Activities:
Repayments of Notes Payable	(26,780)	(560,248)
Proceeds from Sales of Common Stock, Net	126,400	3,842,375
Proceeds from Borrowing	1,000,000	—
Net Cash Provided by Financing Activities	1,099,620	3,282,127

Net Increase (Decrease) in Cash	(44,801)	555,690

Cash, at Beginning of Period	719,167	163,477
Cash, at End of Period	$674,366	$719,167

Non-Cash Investing and Financing Transactions:
Debt Discount in exchange for Warrants	$554,000	$0
Patents Purchased Using Debt	$—	$185,273
Stock Issued in Exchange for Convertible Notes	$—	$609,576
Issuance of Shares Previously Paid For	$—	$695,761
Stock Issued in Settlement of Liability	$—	$78,746

Supplemental Disclosures of cash Flow Information:
Cash Paid for Interest	$3,242	$20,024

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery. The Company licenses the use of its patented protected technology or may develop specific learning tools to sell to third parties.

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

REVENUE RECOGNITION

Revenue is generated through the sale or license of patented technology and processes and from services provided through development agreements. These arrangements are controlled by contracts that dictate responsibilities and payment terms. The Company recognizes revenues as they are earned over the duration of a license agreement or upon the sale of any owned patent once all contractual obligations have been fulfilled. Revenue is earned under development agreements in the period the services are performed. Deferred revenue represents the unearned portion of payments received in advance for licensing agreements. The Company had unearned revenue of $101,111 as of December 31, 2006 and expects to recognize $40,000 of that in 2007 and $61,111 thereafter.

COST OF SALES

Cost of sales includes the acquisition cost less accumulated amortization of patents sold, plus internal development costs and fees directly associated with sales contracts.

Cost of sales for licensing and development revenue includes fees directly asssociated with the contracts and salary expense allocated to cost of sales based upon the amount of estimated time worked on the licensing or development contract.

PROPERTY AND EQUIPMENT

Property and equipment, which consists of office furniture and computer equipment and leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

PATENTS

Patents are amortized over their remaining legal lives, that range from 15 to 20 years, from the date they are acquired or approved. Legal costs directly associated with the patent acquisitions and the application process for new patents are capitalized when incurred and are being amortized over the remaining legal life of the related patent. If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment.

The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2006, the Company does not believe there has been any impairment of its intangible assets.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax benefits and expenses or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled.

In the event the future tax consequences of differences between the financial reporting bases and tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizabilty of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective transition method provided for under the standard. Under the Standard, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. We had previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for periods presented prior to the Company’s adoption of Statement 123(R):

2005
Net loss as reported	$(3,159,016)

Deduct: Stock-based expense determined under fair value based method for employee stock options	(7,723)
Proforma Net Loss	$(3,166,739)

Loss Per Share:
Basic – As Reported	$(.03)
Basic – Proforma	$(.03)

Stock-based compensation expense included in the 2006 net loss consisted of $783,987 in compensatory warrants, options, and stock for professional consulting services, and compensation. Stock-based expense included in the net loss for 2005 consisted of $508,061 for the issuance of common stock, warrants, and options.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

DETERMINING FAIR VALUE UNDER SFAS 123R:

Valuation and Amortization Method – The Company estimates the fair value of stock options and warrants granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term – The expected term of the award represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Given the lack of historical data and start-up nature of the company’s operations, the expected term is estimated as the contractual term.

Expected Volatility –Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility to estimate expected volatility.

Risk-Free Interest Rate – The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.

Estimated Forfeitures – When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

Estimated Dividend yield – The Company has not paid any dividends and has no current plans to do so therefore dividend rate is assumed to be zero.

The adoption of SFAS 123R also requires additional accounting related to income taxes. Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based compensation expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, accrued expenses and long-term debt. Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would cause an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2006 and 2005 include the following:

	2006	2005

Stock options	3,500,000	2,500,000
Warrants	68,796,250	50,931,250
Convertible notes	3,915,547	3,915,547
	76,211,797	57,346,797

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” The Company adopted this statement on January 1, 2006. The adoption of the statement did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements in the accounting for and reporting of a change in accounting principle. We were required to adopt the provisions of SFAS 154 effective January 1, 2006. We will follow the provisions of this statement in the event of any future accounting changes.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is not expected to have a material impact on the Company’s financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is not expected to have a material impact on the Company’s financial statements.

Note B - RELATED PARTY TRANSACTIONS

Payments to the Company’s Chief Executive Officer of $91,875 were made in 2005 related to the purchase of patents from Barnhill, LLC and Fractal Genomics, LLC.

The Company leases the location used as the principle executive office from a company owned by the wife of the Company’s Chief Executive Officer. The term of the principle executive office lease is month-to-month and the rent expense associated with this lease is $1,036 per month. Rent expense under this lease arrangement amounted to approximately $12,432 and $11,000 in 2006 and 2005, respectively.

Note C - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as patent costs. The Company has recorded $3,305,540 and $3,568,259 in patents and patent related costs, net of accumulated amortization, at December 31, 2006 and 2005.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C - PATENTS, continued

Amortization charged to operations for the years ended December 31, 2006 and 2005 was $262,719 and $251,097, respectively. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $262,575 per year.

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

On September 30, 2003, the Company acquired the patents, patent rights, and all pending intellectual property of Fractal Genomics, LLC through the issuance of 3,825,000 common shares of the Company (then known as Direct Wireless Communications, Inc.). The purchase of Fractal Genomics, LLC’s assets was recorded at $767,750, which was the market value of the shares issued at the date of acquisition plus the amount of the note.

On July 30, 2004, the Company acquired certain rights to patents and patents pending applications for certain machine learning tools used for diagnostic and drug discovery. The rights to these assets were purchased from unrelated third parties for a combination of non-interest bearing notes payable and interest bearing notes payable that were convertible to common stock. Under the non-interest bearing note payable, an initial cash payment of $175,394 was paid to the sellers on December 30, 2004 and four additional payments of $175,394 were made four months from the date of the initial payment and every fourth month thereafter until $876,970 had been paid. The Company has imputed interest on the non-interest bearing note payments using a rate of 3.16%. The sellers received interest bearing notes convertible to common stock amounting to $1,127,818 that bear interest at 3.16% and were convertible into 6,634,221 shares of common stock (at $0.17 per share) until maturity on July 28, 2009. The agreements place certain limitations on the selling of the common stock shares during certain periods after conversion. The purchase of these patents and patents pending applications was recorded at $1,975,477, which was the estimated present value of the notes issued at the date of acquisition. During 2005, convertible notes totaling $462,175 were converted by holders in exchange for 2,718,676 shares of common stock.

On May 6, 2005 the Company acquired the remaining interest in a portfolio of patents from a group of unrelated third parties. The cost of this remaining interest consisted of a cash payment of $270,863, the issuance of promissory notes totaling $37,872, and convertible notes totaling $147,401. The convertible notes were converted by the holders immediately upon issuance in exchange for 867,065 shares of common stock.

The entire purchase price of each of these acquisitions was assigned to the acquired patents since no other net assets were acquired and the patents were the sole interest of the Company.

No acquisitions occurred in 2006.

During 2005, fees totaling $22,881 were capitalized as part of the cost of the patents acquired. No fees were capitalized in 2006.

Note E - LICENSE FEES EXPENSE-LICENSE AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”). The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently. The license granted will continue for the entire unexpired term of Lucent’s patents. During 2006 and 2005 each, the Company paid approximately $10,000 in royalty fees to Lucent.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F - INCOME TAXES

The Company’s effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses and other deferred tax attributes to zero, as management cannot determine when, or if, the tax benefits derived from these operating losses and other deferred tax attributes will materialize. At December 31, 2006, the Company had net operating loss carry forwards totaling approximately $7,167,742 that will expire in various years beginning in 2021. The net operating loss carryforwards are the Company’s primary deferred tax attribute.

Note G - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:

	2006	2005

Term promissory notes payable to individuals and institutions. Principal and interest at 18% is payable in common stock on September 1, 2008.	$321,911	$348,691

Note payable to shareholder/director net of $461,667 unamortized discount due September 1, 2008 with interest payable at 5% due at maturity.	$538,333	—
	$860,244	$348,691
Less current maturities	—	(26,780)
	$860,244	$321,911

Convertible notes outstanding at December 31, 2006 and 2005 totaled $665,643 both years. The notes mature on July 28, 2009, and may be converted at the election of the noteholders until that time into shares of the Company’s common stock at $0.17 per share. A total of 3,915,547 shares may be issued upon the conversion of the notes. In addition, the noteholders are further limited to not sell more than 10% of such holder’s shares in any calendar quarter after the minimum holding period has expired. The convertible notes accrue interest at a rate of 3.16%.

In 2005, convertible notes totaling $609,576 were converted by the debt holders in exchange for 3,585,741 shares of common stock.

On December 28, 2005, certain holders of term promissory notes totaling $321,911 agreed to defer the balance due in 2006 until October 31, 2007. The deferred portion of the term notes accrues interest at a rate of 18%, payable with issuance of the Company’s common stock. On September 1, 2006, the Company and these holders of promissory notes entered into second amendments to extend deferment of all remaining payments due under the notes until September 1, 2008, all other terms remained in place. As of December 31, 2006, the notes had aggregate remaining principal of $321,911, with accrued interest of approximately $59,393. The deferred amounts will continue to accrue interest at a stated rate of 18%, which will be paid in shares of the Company’s common stock valued at $0.24 per share at maturity.

On September 1, 2006, the Company obtained a $1,000,000 loan from a director. The loan bears interest at 5%, all interest and principal is due at maturity on September 1, 2008. The Company also issued 10,000,000 warrants to this director with an exercise price of $0.16 in connection with the promissory note dated September 1, 2006. The warrants vest over ten months if the note remains unpaid during that period. The warrants were assigned a value of $554,000 and recorded as additional paid-in capital. A discount of the loan was recorded in the amount of $554,000 and is being accreted through interest expense over the 2-year loan period. The vesting period of these warrants may cease if certain conditions related to new financing are met.

All of the Company’s debt is collateralized by specific patents in the Company’s patent portfolio.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H - COMMITMENTS

The Company entered into an employment agreement with its Chief Executive Officer on September 15, 2003. The employment agreement will automatically renew for successive one-year terms unless either party gives notice to the other party of its intent not to renew within a thirty-day period prior to the end of the current term. The employment agreement provides for a base salary and other perquisites commensurate with his employment. On December 30, 2005, the Company and the Company’s Chief Executive Officer agreed to amend the employment agreement to defer a portion of his salary until January 1, 2008.  The Company’s Chief Executive Officer agreed to waive the receipt of this deferred compensation pursuant to an amendment dated September 1, 2006.

The Company entered into an employment agreement with its Executive Vice President. The employment agreement is for a term of three years beginning November 14, 2005. The employment agreement provides for a base salary, issuance of stock options and other perquisites commensurate with his employment.

The Company has also entered into agreements with members of its Scientific Advisory Board wherein they are entitled to receive 100,000 shares each annually of the Company’s common stock upon satisfactory completion of one year of service. The Company is accruing an expense for the anticipated issuance over the service period. At December 31, 2006, the Company has recorded $52,500 of consultant expense for anticipated issuances of the shares.

Note I - STOCK OPTIONS

The Company approved 8,000,000 shares of common stock to be reserved solely for issuance and delivery upon the exercise of option grants. At December 31, 2006 and 2005, options to purchase shares of common stock outstanding were as follows:

2006	Grant Date	Number of Shares	Exercise Price	Vesting
	January 2006	1,500,000	$0.11	Immediate
	January 2006	500,000	$0.11	125,000 shares every six months
	December 2005	1,500,000	$0.10	250,000 shares every six months

2005	Grant Date	Number of Shares	Exercise Price	Vesting
	October 2003	600,000	$0.01	October 2003
	October 2003	400,000	$0.10	November 2004
	December 2005	1,500,000	$0.10	250,000 shares every six months

The 2006 options were awarded to an employee and expire January 2016. The 2005 options were awarded to an employee and expire in December 2015.

The following schedule summarizes stock option activity for 2006 and 2005:

	2006		2005
	Option Shares	Weighted Avg. Exercise Price	Option Shares	Weighted Avg. Exercise Price

Outstanding, Beginning of Year	2,500,000	$0.08	3,000,000	$0.08
Granted, During the Year	2,000,000	0.11	1,500,000	0.10
Exercised During the Year	(600,000)	0.01	—	—
Forfeited, During the Year	(400,000)	0.10	(2,000,000)	0.10
Outstanding, End of the Year	3,500,000	$0.11	2,500,000	$0.08

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I - STOCK OPTIONS, continued

There were 2,125,000 and 1,000,000 options exercisable at December 31, 2006 and 2005, respectively. The weighted average exercise prices of those options are $0.11 and $0.05 at December 31, 2006 and 2005, respectively. The weighted remaining life of all exercisable and non-vested options at December 31, 2006 is 9 years.

As of December 31, 2006, there was approximately $822,441 of unrecognized cost related to stock option and warrant grants. The cost is to be recognized over the remaining vesting periods that average approximately 3.25 years. The aggregate intrinsic value of options exercised during 2006 was $60,000. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $148,235 and $90,000 respectively.

The Company granted 2,000,000 options during the first quarter of 2006. The fair value of each option granted in 2006 was $0.11 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 5.00%, an expected life of 10 years, and volatility of 133%. No other options were granted in 2006.

The Company granted 1,500,000 options during 2005. The fair value of each option granted in 2005 was $0.19 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 4.57%, an expected life of 10 years, and volatility of 128%.

Note J - WARRANTS

Information about warrants outstanding at December 31, 2006 and 2005 is summarized below:

December 31, 2006

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted-Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	1,000,000	1	1,000,000	1
$0.10	1,365,000	2	1,215,000	2
$0.11	1,000,000	1	800,000	1
$0.12	150,000	2	150,000	2
$0.13	5,500,000	3	3,500,000	3
$0.15	1,000,000	2	1,000,000	2
$0.16	10,000,000	2	4,000,000	2
$0.20	500,000	1	500,000	1
$0.22	500,000	2	500,000	2
$0.24	32,546,250	2	32,546,250	2
$0.35	15,235,000.2		15,235,000.2
TOTAL	68,796,250		60,446,250

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J - WARRANTS, continued

December 31, 2005

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted-Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	1,400,000	2	800,000	1
$0.08	600,000	1	600,000	1
$0.12	150,000	3	150,000	3
$0.20	500,000	2	500,000	2
$0.22	500,000	3	500,000	3
$0.24	32,546,250	3	32,546,250	3
$0.35	15,235,000	1	15,235,000	1
TOTAL	50,931,250		50,331,250

During 2005, the Company issued 1,300,000 warrants to consultants and others for services with an exercise price of $0.01 per share. A total of $254,584 was recorded as consulting expense related to these warrants. The warrants vest after satisfactory completion of one year of service. The expense is being recorded over the service period.

In addition, during 2005 the Company issued 1,000,000 warrants to consultants for services rendered on behalf of the Company at an exercise price of $0.20 per share for 500,000 warrants and $0.22 per share for the remaining 500,000. A total of $164,560 was recorded as consulting expense related to these warrants. The warrants vested immediately upon issuance.

In December 2005, the Company issued 150,000 warrants to a director with an exercise price of $0.12 per share. The Company recorded $12,291 as consulting expense related to these warrants.

During January 2006, the Company issued 3,400,000 warrants to consultants and other service providers with a weighted-average exercise price of $0.12 per share. A total of $290,000 was charged to expense for Compensatory Warrants. The warrants became exercisable upon issuance.

The Company also issued 3,000,000 warrants to two directors in January 2006 with an exercise price of $0.13 per share. The grant date fair value of these warrants was $355,500. The warrants vest at a rate of 500,000 warrants (250,000 warrants for each director) after satisfactory completion of each 6 months of service until 3 years of service has been completed. The expense is being recorded over the service period.

In January 2006, the Company issued 1,000,000 warrants to a director with an exercise price of $0.15 per share in connection with a common stock sale. The Company has ascribed no value to the warrants associated with the common stock sale described in Note K.

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

On September 1, 2006, the Company issued 10,000,000 warrants with an exercise price of $0.16 to a director in connection with a $1,000,000 promissory note. The warrants expire September 1, 2008. The fair value of these warrants was recorded as additional paid-in capital and a debt discount that is being amortized as interest expense over the term of the debt.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J - WARRANTS, continued

During the third quarter of 2006, the Company issued 300,000 warrants to service providers. The grant date fair value of these warrants was $16,872. These warrants vested immediately and have an exercise price of $0.10. The Company also issued 500,000 warrants to a member of the Scientific Advisory Board for providing advisory services to the Company beyond which was expected in his capacity as a Scientific Advisory Board member. The grant date fair value of these warrants was $15,115. These warrants vested immediately and have an exercise price of $0.10. In the fourth quarter of 2006 no warrants were issued and 570,000 warrants expired unexercised.

Note K - STOCKHOLDERS’ EQUITY

Private Placement - Round 1

From February through July 2004, the Company offered for sale shares of restricted stock to accredited investors through a private offering. The price of the restricted stock was $.10 per share. A total of 15,235,000 restricted common shares were issued to accredited investors for $1,499,900, net of issuance cost of $23,600. The issuance cost consisted of $22,400 in cash and 3,429 in common shares valued at $1,200, paid to consultants for assistance in selling the Company’s common stock. The value of Company’s stock was based on a contractual agreement of $.35 per share. In addition, each purchaser of shares of common stock was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.35 per share until February 2007. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase.

Private Placement - Round 2

From November 2004 through March 2005, the Company offered for sale shares of restricted stock to accredited investors through a private offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of shares of common stock was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. As of December 31, 2004, a total of 5,434,375 restricted common shares were sold to accredited investors for $695,761, net of issuance costs of $173,739. The issuance cost consisted of $128,950 in cash, 218,746 warrants, each entitling the holder to buy one share of the Company’s common stock for $0.24 valued at $32,812 and 34,277 shares of common stock valued at $11,977 which was paid or accrued to consultants for assistance in selling the Company’s common stock. As of December 31, 2004, the common shares and related warrants had not been issued to the purchasers and were recorded as common shares purchased and not issued on the Company’s balance sheet. As of December 31, 2005, all shares previously paid for and not issued had been issued. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.

On March 10, 2005, the Company finalized a sale of shares of restricted common stock to accredited investors through a private offering. The price of the restricted stock was $.16 per share. In addition, each purchaser of the shares of common stock received a warrant to acquire an equal number of common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. A total of 13,018,750 restricted common shares were sold to accredited investors for $1,799,493, net of issuance costs of $283,507. The issuance cost consisted of $157,000 in cash, 806,250 warrants, each entitling the holder to buy one share of the Company’s common stock for $0.24 valued at $120,938, and 15,855 shares of common stock valued at $5,569 which was paid or accrued to consultants for assistance in selling the Company’s common stock. The value of Company stock was derived based on a contractual arrangement of $.35 per share. The values of the warrants were calculated using the Black-Scholes option-pricing model.

During 2005, the Company extended its fundraising efforts through the sale of common stock to accredited investors through a private placement. The price of the restricted stock was $.16 per share. In addition, each purchaser of stock shares was granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.24 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrant exceeded the market value of the underlying common stock on the date of purchase. A total of 12,250,000 restricted common shares were sold to accredited investors for $1,847,981, net of issuance costs of $112,019. The issuance cost consisted of $70,300 in cash, 278,125 warrants, each entitling the holder to buy one share of common stock for $0.24 valued at $41,719.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note K - STOCKHOLDERS’ EQUITY, continued

Under the Round 2 Private Placements, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective within 120 days of March 10, 2005. As a result of provisions in certain of the Round 2 Private Placement documents, on August 7 and September 6, 2005, 68,125 shares of the Company’s common stock and 68,125 warrants to purchase the Company’s common stock were issued to certain shareholders who acquired in the aggregate 6,812,500 shares in Round 2 Private Placement for each date as a result of the registration statement not becoming effective by such date. The additional number of shares and warrants was based upon one percent of the number of shares and warrants purchased by such participants for each 30-day period beginning on the 121st day until the registration statement was declared effective. Beginning September 7, 2005, the number of shares and warrants to be issued increased from one percent to two percent for each 30-day period until the registration statement was declared effective. On October 6, 2005, November 9, 2005, and December 9, 2005, an additional 136,250, 136,250, and 131,250 in penalty shares and warrants were issued. The registration statement was declared effective on December 20, 2005. In addition, certain shareholders who purchased 6,812,500 shares of the Company’s common stock have anti-dilution rights until the registration statement has been effective for 365 days. If the Company sells shares of the Company’s common stock at a price less than $0.16 per share or issues warrants to purchase the Company’s common stock at an exercise price less than $0.24 per share, certain shareholders will receive an amount of shares or warrants at no cost so that those shareholders have no diluted effect from the sales of common stock or warrant issuances.

Shares Issued in 2006

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

Shares Issued in Exchange for Services

During 2005, the Company issued 2,039,453 common stock shares to consultants for services and 308,133 shares to settle accrued liabilities for services totaling $78,746. The shares were granted at the fair market value of the services provided as determined by the consultants. Total net consultant expense of $381,876 was recorded for the issuances in 2005. No shares of stock were issued to consultants in exchange for services in 2006.

Stock Cancellation

In 2005, consultants who had previously been issued shares of stock in return for services provided rescinded 1,580,532 of these shares. The Company recorded a $300,000 credit to consulting expense as a result of this action.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note K- STOCKHOLDERS’ EQUITY, continued

As discussed in Note 1 to Financial Statements and in accordance with guidance provided in Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in fiscal 2006 Health Discovery Corporation changed its method of accounting for stock-based compensation.

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

The Company initiated licensing the technology underlying several of its patents and providing supporting services related to the application of such technology that is resulting in ongoing revenue. In addition, management has successfully negotiated agreements with its debt holders, which resulted in the deferral of cash payments on debt until September 2008. In late 2005, management instituted a cost reduction program whereby the salaries of company employees, including certain members of senior management, have been reduced or deferred. Based on these developments, management believes revenue generation will continue, additional licensing agreements will be obtained in the near-term, and non-revenue generating costs will be controlled.

Note M - SUBSEQUENT EVENT

On February 1, 2007, Health Discovery Corporation (the “Company”) issued in the aggregate 15,235,000 warrants to purchase common stock of the Company (the “Warrants”) to certain institutional investors and individual accredited investors. The Warrants vest immediately and have an exercise price of $.35 per share. The Warrants expire on November 1, 2007. On February 1, 2007, an equal number of warrants issued to the same institutional and individual investors and with substantially similar terms expired. The aggregate value of these warrants is approximately $33,755 and they will be recorded as expense on the issue date.