Form 10-Q
period 2007-03-31
HEALTH DISCOVERY CORP
filed 2007-05-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 116,493,384 shares of common stock, no par value, were issued and outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

HEALTH DISCOVERY CORPORATION

Balance Sheet
(unaudited)

Assets

March 31,
2007

Current Assets
Cash	$377,324
Prepaid Expenses and Other Assets	60,823

Total Current Assets	438,147

Equipment, Less Accumulated Depreciation of $16,760	12,538

Other Assets
Patents, Less Accumulated Amortization of $745,934	3,239,860
Investments	5,000

Total Assets	$3,695,545

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$180,302
Accrued Liabilities	196,056
Deferred Revenue	90,278

Total Current Liabilities	466,636

Accrued Interest Payable	173,120
Long-Term Debt	321,911
Convertible Notes Payable	665,643
Notes Payable, Net of Unamortized Discount of $392,417	607,583

Total Liabilities	2,234,893

Commitments

Stockholders’ Equity
Common Stock, No Par Value, 200,000,000 Shares Authorized
116,493,384 Shares Issued and Outstanding	11,185,911
Accumulated Deficit	(9,725,259)

Total Stockholders' Equity	1,460,652

Total Liabilities and Stockholders' Equity	$3,695,545

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)
For the Three Months Ended March 31, 2007 and 2006

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Revenues:
Licensing	$10,833	$105,000
Total Revenues	10,833	105,000

Cost of Sales:
Internal Development	7,500	-

Total Cost of Sales	7,500	-

Gross Profit	3,333	105,000

Operating Expenses:
Amortization	65,680	65,680
Professional and Consulting Fees	170,232	573,229
Compensation	164,155	359,298
Other General and Administrative Expenses	131,904	240,211
Total Operating Expenses	531,971	1,238,418

Loss From Operations	(538,638)	(1,133,418)

Other Income (Expense)
Interest Income	6,987	4,830
Gains on Restructuring of Accounts Payable	44,594	77,546
Interest Expense	(102,044)	(19,745)
Total Other Income (Expense)	(50,463)	62,631

Net Loss	$(579,101)	$(1,070,787)

Weighted Average Outstanding Shares	116,468,384	115,063,384

Loss Per Share	$(.00)	$(.01)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)
For the Three Months Ended March 31, 2007 and 2006

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Cash Flows From Operating Activities:
Net Loss	$(579,101)	(1,070,787)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Noncash Compensation	38,606	190,322
Services Exchanged for Warrants	52,875	305,265
Accretion of Debt Discount	69,250	-
Issuance of Warrants	33,756	-
Decrease in Accounts Receivable	20,000	-
Decrease in Deferred Revenue	(10,833)	-
Gains on Restructuring of Accounts Payable	(44,594)	(77,546)
Depreciation and Amortization	68,183	67,427
Increase in Prepaid Expenses and Other Assets	(5,636)	(15,023)
(Decrease) or Increase in Accounts Payable - Trade	(13,032)	222,406
Increase in Accrued Liabilities	77,782	76,181

Net Cash Used by Operating Activities	(292,744)	(301,755)

Cash Flows From Investing Activities:
Purchase of Equipment	(298)	(502)
Acquisition of Investee	(5,000)	-

Net Cash Used by Investing Activities	(5,298)	(502)

Cash Flows From Financing Activities:
Proceeds from Sales of Common Stock Proceeds from the Exercise of Options	1,000 -	100,000 6,000

Net Cash Provided by Financing Activities	1,000	106,000

Net Decrease in Cash	(297,042)	(196,257)

Cash, at Beginning of Period	674,366	719,167

Cash, at End of Period	$377,324	522,910

Non-Cash Investing and Financing Transactions:
Warrants Issued in Restructuring of Accounts Payable	$-	55,454

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$549	-

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired certain patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery. The Company licenses the use of its patented protected technology and utilizes such technology internally to develop diagnostic tests, drug monitoring tests and drug targets for therapeutic use, and sells or licenses such discoveries to diagnostic or pharmaceutical companies worldwide.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 effective January 1, 2007. This adoption has not had a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“Statement No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement No. 157 applies under those previously issued pronouncements that prescribe fair value as a relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement No. 157 to have a material impact on our financial position, results of operations, or cash flows.

Note B - REVENUE RECOGNITION

Revenue is generated through the sale or license of patented technology and processes and from services provided through development agreements. These arrangements are controlled by contracts that dictate responsibilities and payment terms. The Company recognizes revenues as they are earned over the duration of a license agreement or upon the sale of any owned patent once all contractual obligations have been fulfilled. Revenue is earned under development agreements in the period the services are performed. Deferred revenue represents the unearned portion of payments received in advance for licensing agreements. The Company had unearned revenue of $90,278 as of March 31, 2007.

Note C - NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION

Stock-based expense included in our net loss for the three months ended March 31, 2007 consisted of $116,736 in compensatory warrants and options for professional consulting services, compensation, and interest. Stock-based expense included in our net loss for the three months ended March 31, 2006 consisted of $495,587 for the issuance of options and warrants.

As of March 31, 2007, there was approximately $398,562 of unrecognized cost related to stock option and warrant grants. The cost is to be recognized over the remaining vesting periods that average approximately 3 years. No options were granted during the first quarter of 2007.

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

The following schedule summarizes stock option activity for the three months ended March 31, 2007 and the twelve months ended December 31, 2006:

	Option	Weighted Average
	Shares	Exercise Price

Outstanding, January 1, 2006	2,500,000	$0.08
Granted	2,000,000	0.11
Exercised	(600,000)	0.01
Forfeited	(400,000)	0.10

Outstanding, December 31, 2006	3,500,000	$0.11
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, March 31, 2007	3,500,000	$0.11

The weighted average remaining life of the outstanding options at March 31, 2007 is 8.75 years.

There were 2,250,000 options exercisable at March 31, 2007. The exercisable options have a weighted average exercise price of $0.11 and a weighted average remaining life of 8.75 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION, continued

Information about warrants outstanding at March 31, 2007 is summarized below:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	800,000	1	800,000	1
$0.10	1,365,000	2	1,265,000	2
$0.11	1,000,000	2	1,000,000	2
$0.12	150,000	2	150,000	2
$0.13	5,500,000	3	3,500,000	2
$0.15	1,000,000	2	1,000,000	2
$0.16	10,000,000	2.5	7,000,000	2.5
$0.20	500,000	1	500,000	1
$0.22	500,000	1	500,000	1
$0.24	32,546,250	1	32,546,250	1
$0.35	15,235,000.5		15,235,000.5
Total	68,596,250		63,496,250

On February 1, 2007, Health Discovery Corporation (the “Company”) issued in the aggregate 15,235,000 warrants to purchase common stock of the Company (the “Warrants”) to certain institutional investors and individual accredited investors. The Warrants vest immediately and have an exercise price of $0.35 per share. The Warrants expire on November 1, 2007. On February 1, 2007, an equal number of warrants issued to the same institutional and individual investors and with substantially similar terms expired. The aggregate value of these warrants is approximately $33,755 and they were recorded as expense on the issue date.

During January 2006, the Company issued 3,400,000 warrants to consultants and other service providers with a weighted-average exercise price of $0.12 per share. A total of $290,000 was charged to expense for Compensatory Warrants. The warrants became exercisable upon issuance.

The Company issued 3,000,000 warrants to two directors in January 2006 with an exercise price of $0.13 per share. The grant date fair value of these warrants was $355,500. The warrants vest at a rate of 500,000 warrants (250,000 warrants for each director) after satisfactory completion of each 6 months of service until 3 years of service has been completed. The expense is being recorded over the service period.

In January 2006, the Company issued 1,000,000 warrants to a director with an exercise price of $0.15 per share in conjunction with a common stock sale. The Company has ascribed no value to the warrants associated with the common stock sale.

Note E - GAIN ON RESTRUCTURING OF ACCOUNTS PAYABLE

On March 1, 2007, the Company recorded a gain on accounts payable restructuring of $44,594 pursuant to the agreement made in the third quarter of 2006 deferring some payments until certain conditions were met or eliminating the liability if these conditions did not occur.

Note F - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as a part of patents. The Company has recorded as other assets $3,239,860 in patents and patent related costs, net of $745,934 in accumulated amortization, at March 31, 2007.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued
Note F - PATENTS, continued

Amortization charged to operations for the three months ended March 31, 2007 and 2006 was $65,780 in both years. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $263,120 per year.

Note G - INVESTMENTS

On March 27, 2007, the Company formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique. The investment is presented using the equity method of accounting.

Note H - STOCKHOLDERS’ EQUITY

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each. Proceeds of $1,000 were recorded in capital stock.

During the first quarter of 2006, the Company issued 600,000 shares of its common stock upon the exercise of stock options. Proceeds from the exercise totaled $6,000.

In addition, in the first quarter of 2006 the Company sold 1,000,000 shares of its common stock to one of its directors for $100,000. The shares were sold for $0.10 per share which was the closing price of the stock on the date of the sale. As part of the purchase, the director also received warrants to purchase an additional 1,000,000 shares of the Company’s common stock at a fixed price of $0.15 per share until December 2008. No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrants exceeded the market value of the underlying common stock on the date of purchase.

Note I - GOING CONCERN

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Limited revenue has been derived since inception, and the Company has not yet generated sufficient working capital to support its operations. The Company’s ability to continue as a going concern is dependent, among other things, on its ability to control certain costs and obtain new contracts to eventually attain a profitable level of operations.

The Company is licensing the technology underlying several of its patents and providing supporting services related to the application of such technology that is resulting in ongoing revenue. In addition, management has successfully negotiated agreements with its debt holders, which resulted in the deferral of cash payments on debt until October 2008. Management has instituted a cost reduction program whereby the salaries of company employees, including senior management, have been reduced or deferred. Based on these developments, management believes revenue generation will continue, additional licensing agreements will be obtained in the near-term, and non-revenue generating costs will be controlled.

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

Our business is based on the belief that in order to discover the most clinically relevant biomarkers, the computational component must begin at the inception of the clinical dilemma to be solved. This process includes several critical levels of decision-making - all of which are part of our business strategy. We intend to produce more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide. With the completion of the acquisition of the SVM portfolio of patents we have begun to license the use of this technology.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Revenue

For the three months ended March 31, 2007, revenue was $10,833 compared with $105,000 for the three months ended March 31, 2006. Revenue is recognized for licensing and development fees over the period earned.

Cost of Sales and Gross Margin

Internal development costs of $7,500 were recorded as cost of sales for the first quarter 2007. No such costs were recorded for the prior year. Cost of sales includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees, associated with licensing negotiations, are also included in cost of sales.

Operating and Other Expenses

Amortization expense was $65,680 for both the first quarter of 2007 and the first quarter of 2006. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $170,232 for the first quarter of 2007 compared with $573,229 for the first quarter of 2006. In the first quarter 2006, warrants valued at approximately $250,000 were granted. No similar grants were made during the first quarter of 2007. These fees, related to legal, accounting and scientific activities, were also lower in 2007 because of efforts to control costs related to regulatory filing activity, patent protection efforts, and general corporate legal and accounting work.

Compensation of $164,155 for the first quarter of 2007 was lower than the $359,298 reported for the first quarter of 2006. The reduction in compensation is due primarily to options granted in 2006 totaling $190,322 included as compensation.

Other general and administrative expenses decreased to $131,904 for the first quarter of 2007 compared to $240,211 for the first quarter of 2006. This decrease was largely due to ongoing cost containment efforts undertaken since mid-2006.

Loss from Operations

The loss from operations for the first quarter of 2007 was $528,904 compared to $1,133,418 for the first quarter of 2006. This reduced loss was largely due to ongoing cost reduction efforts as previously discussed.

Other Income and Expense

Interest income was $6,987 for the first quarter of 2007 compared to $4,830 in 2006. Interest income increased because the Company had more cash on hand to invest throughout the first quarter of 2007.

Interest expense was $102,044 in the first quarter of 2007 compared with $19,745 in the first quarter of 2006. This increase was due to the higher interest rate associated with the renegotiated promissory notes, interest due on the promissory note secured in September 2006, and accretion of $69,250 related to the discount recorded for the warrants issued along with the September 2006 promissory note.

Net Loss

The net loss for the first quarter of 2007 was $579,101 compared to $1,070,787 for the first quarter of 2006. The reduced loss was due to the diminished loss from operations, unfavorably offset by the increased interest expense.

Net loss per share was $0.00 for the first quarter of 2007 compared to $0.01 for the first quarter of 2006.

Liquidity and Capital Resources

At March 31, 2007, the Company had $377,324 in available cash. Cash used by operating activities was $292,744. This was due primarily to the net loss of $579,101; however, net non-cash charges and adjustments of $286,357 favorably impacted the computation of the net cash used. Cash used by investment activities was $5,298 due to the acquisition of assets and the investment made in SVM Capital LLC. Net cash provided by financing activities was $1,000 due to the cash received from sale of common stock resulting from the exercise of warrants.

A portion of our cash will be used to satisfy the Company’s outstanding debt obligations related to the acquisition of the SVM assets and fees due to professionals for services performed.

The following table summarizes the due dates of our contractual obligations. The Company has no long term lease agreements in effect as of March 31, 2007.

	Total	Less than 1 Year	1-3 Years
Accrued Interest Payable	$173,120	$-	$173,120
Accounts Payable Deferred	126,272	126,272	-
Deferred Compensation	45,000	45,000	-
Term Debt	321,911	-	321,911
Convertible Notes Payable	665,643	-	665,643
Promissory Note	1,000,000	-	1,000,000
Total	$2,331,946	$171,272	$2,160,674

The Company formed SVM Capital LLC as an equity investment in the first quarter of 2007 for purposes of utilizing SVM pattern recognition as a quantitative investment management tool.

The Company, in an effort to preserve cash, to enable the Company to continue its operations, and as a condition to a loan from a director, negotiated a restructuring of certain of its accounts payable with selected vendors, primarily its legal and professional vendors. In September 2006, two vendors reduced their outstanding balances by $37,190, or 50%, in settlement of the full liability for a cash payment of $37,190. This settlement was recorded as a gain on restructuring. Several other vendors agreed to extend the payment terms and defer collection on outstanding amounts for an indefinite period of time. The Company currently expects to pay such amounts in six to eight months upon increases in revenues and or additional equity or debt financing, although none of those events is certain. The total amount of accounts payable deferred in September 2006 was $170,966. The Company also issued 300,000 warrants to these vendors with an exercise price of $0.10 per share. The fair value of these warrants on the grant date was $16,872 and was recorded as an expense in connection with the restructuring. The amount was charged to expense in the quarter as the warrants vested immediately. The deferred payments to the vendors has not been discounted as the date of payment is not certain.

The Company has relied primarily on equity funding plus debt financing for liquidity. The Company produced sales, licensing, and developmental revenue in 2005 and 2006 and must continue to do so in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, will result in significant revenue. The Company has implemented a cash conservation plan that includes salary deferrals and reductions, reduction in consulting payments, negotiated settlements with creditors whereby the Company substituted equity instruments for amounts owed, and a heightened scrutiny of all potential expenditures.

Operational Activities

We are in the final stages of negotiations with a large European pharmaceutical company to develop a companion diagnostic test using our discovered biomarkers as surrogates in the last phase of a clinical trial for its new drug to treat BPH (enlarged prostate). If the negotiation results in an agreement, we believe this will be the first attempt to incorporate a custom-made surrogate biomarker expression signature into a clinical trial for an existing drug. Working together with seven corporations and universities we have selected as our development partners, we believe that the Company can indeed build a successful test. If the BPH drug ultimately receives FDA approval, the test, which we expect to own, could also be used to monitor patients after commercial launch of the drug. Such an undertaking has other advantages, as well. The methodology we develop might be a model for an important component in the conduct of future clinical trials worldwide. The advantages of this novel approach could include reducing a trial’s duration and cost, providing more objective data, increasing patient safety by potentially reducing or eliminating placebos, and expediting the time to market for successful drugs. Almost as importantly, it may be able to provide information earlier in the trial process that a drug is not working, thus saving time, money and intellectual resources.

We have entered into an agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for a particular medical condition. Our science team’s analysis of partial data provided to us demonstrates a successful proof of concept. If our partner accepts our conclusions, it opens a portal to similar work on diseases such as leukemia and lymphoma that are far more prevalent.

We have just entered discussions with the same biotechnology company and another diagnostics firm to develop a breast cancer prognostic test similar to the Oncotype DX test from Genomic Health and the new FDA-approved MammaPrint test from Agendia, a European firm. If we can reach agreement with either party, we will lead the development of this project and own some or all of the final FDA-approved product.

We have started discussions with a large international healthcare company we have long pursued. At stake is licensing and product development using SVMs in diagnostic radiology, including mammography, PET scans, CT scans, MRI and other radiological images. We own a number of SVM patents in this field that we think are very important.

We are in early talks with three companies about our recently-discovered 4-gene prostate cancer biomarker signature, for which we have filed a patent application. Given the accuracy and disease-specific applicability of this biomarker, as well as the level of enthusiasm we discern at these firms, it is possible that discussions could progress at a much faster pace than we have experienced in the past.

We have received serious inquiry from a European molecular diagnostics company about the applicability of our RFE-SVM pattern recognition technology to MicroRNA expression signature discovery and to circulating tumor cells to identify micro-metastasis in blood.

Finally, we have been in continuing but still embryonic discussions with a few clinical labs to provide commercial outlets for biomarker-based clinical tests to be developed and wholly or partly owned by us. With one or more such partners, we may be able to market tests directly to physicians. The selection of any particular clinical lab partner may be incorporated into a specific license and product development deal.

In addition to traditional license and development agreements, we are expanding our approach to monetizing our intellectual property. In the first quarter of 2007, we formed an equity investment, SVM Capital, LLC, with Atlantic Alpha Strategies, LLC to apply our SVM pattern recognition tools to quantitative investment analysis. We believe that research efforts to date show promise in developing computer-based investment and hedging techniques. The specific goal is to substantially reduce investment risk while providing superior, but not necessarily outsized, returns for comparable asset classes. If SVM Capital can advance the predictive art sufficiently, the ultimate business objective is to create one or more funds that would appeal to conservative and risk-averse investors. We believe that there are many “quant funds” successfully using different mathematics-based techniques, including neural networks, to assist in the investment decision-making process by uncovering patterns that might otherwise be impossible or too time-consuming to discern. To the best of our knowledge, none use SVM-based models. In broad terms, if SVM Capital can replicate in this arena the consistent superiority SVMs have shown, for example, over neural networks in hundreds of medical field studies, it could achieve an advantaged and patent-protected position in quantitative-based investments in equities, debt instruments, currencies and commodities.

While we have a lot of negotiations in process, there is a possibility that none will be finalized or that those that may be finalized do not provide the economic returns that we expect. Accordingly, the Company has implemented a cash conservation plan that includes salary deferrals and reductions, reduction in consulting payments, negotiated settlements with creditors whereby the Company substituted equity instruments for amounts owed, and a heightened scrutiny of all potential expenditures. Should it prove necessary, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings. Although this raises doubt with respect to our ability to operate as a going concern, the Company believes that it has sufficient capability to operate through the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements, which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2006, filed on March 31, 2007.

Item 3. Controls and Procedures.

As of March 31, 2007 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

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

On June 26, 2006, we originally filed suit in the United States District Court for the Eastern District of Texas against Ciphergen Biosystems, Inc. ("Ciphergen"), alleging claims for infringment of three patents related to support vector machine technology and seeking monetary and injunctive relief. Ciphergen denied infringement, challenged the validity of the patents, and alleged counterclaims against us. We deny liability to Ciphergen under the alleged counterclaims. Pursuant to a motion filed by Ciphergen, the litigation has been transferred to the United States District Court for the Northern District of California. The litigation is in its early stages, and no discovery has yet been taken.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each. Proceeds of $1,000 were recorded in capital stock.

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

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(b)	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.2	Excerpt from By-Laws. Registrant incorporates by reference Exhibit 4.2 to Registration Statement on Form SB-2, filed June 4, 2001.

4.2(a)	Corrected Article 3.02 of By-Laws. Registrant incorporates by reference Exhibit 4.2(A) to Amendment No. 2 to Registration Statement on Form SB-2, filed August 15, 2001.

10.1	Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, filed April 19, 2005. *

10.1(a)	First Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed January 3, 2006.

10.1(b)	Second Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.3 to Form 8-K, filed September 1, 2006.

10.2	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, filed April 19, 2005.

10.3	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, filed April 19, 2005.

10.4	Employment Agreement with Daniel R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to Form SB-2/A, filed December 14, 2005.

10.5	Employment Agreement with Robert S. Braswell IV, dated as of January 1, 2006. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed February 2, 2006.

10.6	Form of Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed January 3, 2006.

10.7	Promissory Note by the Company in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed September 5, 2006.

10.8	Warrant by the Company in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed September 5, 2006.

10.9	Form of Second Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.4 to Form 8-K, filed September 5, 2006.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation Registrant
Date: May 15, 2007	/s/ Stephen D. Barnhill M.D.
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: May 15, 2007	/s/ Daniel R. Furth
Printed Name: Daniel R. Furth
Title: Chief Financial Officer / Secretary