Form 10-Q
period 2007-06-30
HEALTH DISCOVERY CORP
filed 2007-08-16
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act
For the transaction period from _________ to _________

Commission file number 333-62216

HEALTH DISCOVERY CORPORATION
(Exact name of small business issuer as specified in its charter)

Georgia	74-3002154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 East Bryan Street, Suite #601 Savannah, Georgia 31401
(Address of principal executive offices)

912-443-1987
(Issuer’s telephone number, including area code)

5501 ½ Abercorn Street Savannah, Georgia 31405
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,893,384 shares of common stock, no par value, were issued and outstanding as of August 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

HEALTH DISCOVERY CORPORATION

Balance Sheet
(unaudited)

Assets

June 30,
2007

Current Assets
Cash	$65,558
Prepaid Expenses and Other Assets	77,298

Total Current Assets	142,856

Equipment, Less Accumulated Depreciation of $18,815	11,182

Other Assets
Patents, Less Accumulated Amortization of $811,614	3,174,180
Investments	5,000

Total Assets	$3,333,218

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$318,654
Accrued Liabilities	199,481
Deferred Revenue	79,444

Total Current Liabilities	597,579

Accrued Interest Payable	205,364
Long-Term Debt	321,911
Convertible Notes Payable	665,643
Related Party Note Payable, Net of Unamortized Discount of $323,167	676,833

Total Liabilities	2,467,330

Commitments

Stockholders’ Equity
Common Stock, No Par Value, 300,000,000 Shares Authorized
116,493,384 Shares Issued and Outstanding	11,330,437
Accumulated Deficit	(10,464,549)
Total Stockholders’ Equity	865,888

Total Liabilities and Stockholders' Equity	$3,333,218

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Licensing	$10,834	$70,000	$21,667	$175,000

Cost of Sales:
Internal Development	3,900	9,654	11,400	9,654

Gross Profit	6,934	60,346	10,267	165,346

Operating Expenses:
Amortization	65,680	65,679	131,360	131,359
Professional and Consulting Fees	322,077	174,036	492,309	747,265
Compensation	157,555	200,724	321,710	560,022
Other General and Administrative Expenses	101,831	95,204	233,735	335,415
Total Operating Expenses	647,143	535,643	1,179,114	1,774,061

Loss From Operations	(640,209)	(475,297)	(1,168,847)	(1,608,715)

Other Income (Expense)
Interest Income	2,989	3,169	9,976	7,999
Gains on Restructuring of Accounts Payable	-	-	44,594	77,546
Interest Expense	(102,070)	(21,107)	(204,114)	(40,852)
Total Other Income (Expense)	(99,081)	(17,938)	(149,544)	44,693

Net Loss	$(739,290)	$(493,235)	(1,318,391)	$(1,564,022)

Weighted Average Outstanding Shares	116,493,384	116,113,384	116,479,098	115,534,813

Loss Per Share	$(.01)	$(.00)	(.01)	$(.01)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)
For the Six Months Ended June 30, 2007 and 2006

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net Loss	$(1,318,391)	(1,564,022)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	68,462	220,158
Services Exchanged for Warrants	167,545	365,743
Issuance of Warrants	33,756	-
Accretion of Debt Discount	138,500	-
Gains on Restructuring of Accounts Payable	(44,594)	(77,546)
Depreciation and Amortization	135,918	134,868
Decrease in Accounts Receivable	20,000	-
Decrease in Deferred Revenue	(21,667)	-
Increase in Prepaid Expenses and Other Assets	(22,110)	(19,312)
(Decrease) or Increase in Accounts Payable - Trade	125,320	220,587
Increase in Accrued Liabilities	113,451	163,717

Net Cash Used by Operating Activities	(603,810)	(555,807)

Cash Flows From Investing Activities:
Purchase of Equipment	(998)	(502)
Acquisition of Investee	(5,000)	-

Net Cash Used by Investing Activities	(5,998)	(502)

Cash Flows From Financing Activities:
Repayment of Notes Payable Proceeds from Sales of Common Stock Proceeds from the Exercise of Options and Warrants	- 1,000 -	(26,780) 100,000 8,000

Net Cash Provided by Financing Activities	1,000	81,220

Net Decrease in Cash	(608,808)	(475,089)

Cash, at Beginning of Period	674,366	719,167

Cash, at End of Period	$65,558	244,078

Stock-Based Investing and Financing Transactions:
Warrants Issued in Restructuring of Accounts Payable	$-	55,454

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$1,125	1,056

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired certain patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery. The Company licenses the use of its patent protected technology and utilizes such technology internally to develop diagnostic tests, drug monitoring tests and drug targets for therapeutic use, and sells or licenses such discoveries to diagnostic or pharmaceutical companies worldwide.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. This adoption has not had a material impact on our financial statements.

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

Note B - REVENUE RECOGNITION

Revenue is generated through the sale or license of patented technology and processes and from services provided through development agreements. These arrangements are controlled by contracts that dictate responsibilities and payment terms. The Company recognizes revenues as they are earned over the duration of a license agreement or upon the sale of any owned patent once all contractual obligations have been fulfilled. Revenue is earned under development agreements in the period the services are performed. Deferred revenue represents the unearned portion of payments received in advance for licensing agreements. The Company had unearned revenue of $79,444 as of June 30, 2007.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

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

Note D - STOCK-BASED COMPENSATION

Stock-based expense included in our net loss for the three months and six months ended June 30, 2007 consisted of $145,527 and $269,753 respectively in compensatory warrants and options for professional consulting services and compensation. Stock-based expense included in our net loss for the three months and six months ended June 30, 2006 consisted of $90,314 and $585,901 respectively for the issuance of options and warrants.

As of June 30, 2007, there was approximately $356,918 of unrecognized cost related to stock option and warrant grants. The cost is to be recognized over the remaining vesting periods that average approximately 4 years. No options have been granted in 2007.

The Company granted 2,000,000 options during the second quarter of 2006. The fair value of each option granted in 2006 was $0.11 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 5.00%, an expected life of 10 years, and volatility of 133%. Expected option lives and volatilities used in the fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period.

The following schedule summarizes stock option activity for the six months ended June 30, 2007 and the twelve months ended December 31, 2006:

	Option	Weighted Average
	Shares	Exercise Price

Outstanding, January 1, 2006	2,500,000	$0.08
Granted	2,000,000	0.11
Exercised	(600,000)	0.01
Forfeited	(400,000)	0.10

Outstanding, December 31, 2006	3,500,000	$0.11
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, June 30, 2007	3,500,000	$0.11

The weighted average remaining life of the outstanding options at June 30, 2007 is 8.5 years.

There were 2,500,000 options exercisable at June 30, 2007. The exercisable options have a weighted average exercise price of $0.11 and a weighted average remaining life of 8.5 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION, continued

Information about warrants outstanding at June 30, 2007 is summarized below:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	600,000	1	600,000	1
$0.10	1,365,000	2	1,265,000	2
$0.11	1,500,000	2	1,000,000	2
$0.12	150,000	2	150,000	2
$0.13	5,500,000	3	3,667,000	2
$0.14	600,000	2.5	550,000	2.5
$0.15	1,000,000	2	1,000,000	2
$0.16	10,000,000	2	10,000,000	2
$0.20	500,000	1	500,000	1
$0.22	500,000	1	500,000	1
$0.24	32,546,250	1	32,546,250	1
$0.35	15,235,000.25		15,235,000.25
Total	68,496,250		67,013,250

On February 1, 2007, Health Discovery Corporation (the “Company”) issued in the aggregate 15,235,000 warrants to purchase common stock of the Company (the “Warrants”) to certain institutional investors and individual accredited investors. The Warrants vested immediately and have an exercise price of $0.35 per share. The Warrants expire on November 1, 2007. On February 1, 2007, an equal number of warrants issued to the same institutional and individual investors and with substantially similar terms expired. The fair value of these warrants is approximately $33,755 and they were recorded as expense on the issue date.

Also in 2007, the Company issued 500,000 warrants to consultants, which vested immediately, and have an exercise price of $0.14. Additionally, the Company issued 100,000 warrants to a consultant, which vest over a period of ten months, and have an exercise price of $0.14. Together, these warrants were valued at $49,068 and expire on December 31, 2009. The expense is being recorded as the warrants vest.

The Company also issued 500,000 immediately vesting warrants to consultants with an exercise price of $0.11. These warrants expire December 31, 2009 and were valued at $19,815. They were charged to expense as compensatory warrants upon issuance.

Note E - GAIN ON RESTRUCTURING OF ACCOUNTS PAYABLE

On March 1, 2007, the Company recorded a gain on accounts payable restructuring of $44,594 pursuant to the agreement made in the third quarter of 2006 deferring some payments until certain conditions were met or eliminating the liability if these conditions did not occur.

Note F - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process for new patents are also capitalized as a part of patents. The Company has recorded as other assets $3,174,180 in patents and patent related costs, net of $811,614 in accumulated amortization, at June 30, 2007.

Amortization charged to operations for the six months ended June 30, 2007 and 2006 was approximately $131,360 in both years. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $263,120 per year.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G - INVESTMENTS

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique. The Company owns 50% of the membership interests. Accordingly, the investment is presented using the equity method of accounting.

Note H - STOCKHOLDERS’ EQUITY

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each. Proceeds of $1,000 were recorded in capital stock. In July 2007, the Company increased the number of authorized shares from 200,000,000 to 300,000,000.

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

Note J - SUBSEQUENT EVENTS

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB, before the United States District Court for the Northern District of California. In connection with the settlement, a license agreement was entered into with Ciphergen providing a license to use certain of the Company’s patents and processes until expiration of such patents in return for a net licensing fee of approximately $450,000.

On August 15, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with several institutions and accredited individuals and have non-binding commitments from other individuals for the private issuance of shares of our restricted common stock at an offering price of $ 0.08 per share (the "Private Placement").  If the Company is able to secure binding commitments for the Minimum Amount (as defined below) and the Private Placement closes, the Company will receive between $1,500,000 (the “Minimum Amount”) and $2,500,000 (the “Maximum Amount”) in cash and up to $2,153,900 of previously issued and outstanding indebtedness, which includes all accrued yet unpaid interest on such indebtedness, will be converted in the transaction.  In addition, each purchaser of common shares, including those purchasers converting indebtedness, will be granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.14 per share and a warrant to acquire an equal number of restricted common shares at a fixed price of $0.19 per share, each exercisable until September 2010. At the Maximum Amount, 58,173,746 shares of our common stock would be issued, and the warrants could result in the issuance of up to 116,347,492 additional restricted common shares upon exercise and the payment of the aggregate exercise price of $19,197,336.

The transaction contemplated by the Purchase Agreement is expected to close in September 2007. The closing of the transaction is subject to the following conditions: the representations and warranties of the Company and the Purchasers set forth in the Purchase Agreement must be true and correct in all material respects as of August 15, 2007 and as of the closing date; the Company and the Purchasers must have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the Purchase Agreement to be performed, satisfied or complied with by the Company and the Purchasers at or before the closing date; no statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by the Purchase Agreement; all required approvals, if any, shall have been obtained; at least the Minimum Amount shall have been subscribed for; the managers and employees of the Company shall have executed a management lockup agreement prohibiting the public sale of Company stock for a period of two years; the sales to the Purchasers shall not result in gross cash proceeds to the Company of greater than the Maximum Amount; no Material Adverse Effect (as defined in the Purchase Agreement) shall have occurred or been threatened (and no condition, event or development shall have occurred or been threatened involving a prospective Material Adverse Effect) in respect of the Company or any of its subsidiaries between the date of the Purchase Agreement and the closing date; and from August 15, 2007, to the closing date, trading in the Common Stock shall not have been suspended by the SEC or the Company’s principal trading market (except for any suspension of trading of limited duration agreed to by the Company, which suspension shall be terminated prior to the closing), and, at any time prior to the closing date, trading in securities generally as reported by Bloomberg L.P. shall not have been suspended or limited, or minimum prices shall not have been established on securities whose trades are reported by such service, or on any trading market, nor shall a banking moratorium have been declared either by the United States or New York State authorities nor shall there have occurred any material outbreak or escalation of hostilities or other national or international calamity of such magnitude in its effect on, or any material adverse change in, any financial market which, in each case, in the reasonable judgment of each Purchaser, makes it impracticable or inadvisable to purchase the shares and the warrants at the closing. While we are confident that this transaction will be finalized, there is a risk that either party will not be able to satisfy the conditions to closing that that the transaction will not be consummated.

As a result of the Private Placement, the Company will have completely restructured its balance sheet and cash position.  After the closing of the Private Placement, the Company will have reduced outstanding indebtedness to $647,422, including outstanding accounts payable, and have a cash balance of approximately $2,591,000.  In satisfaction of the conditions set forth in the Amendments to the Employment Agreements for Dr. Barnhill and Mr. Furth, their salaries will revert to their prior levels.   Currently, the Company is in default on the notes representing the indebtedness to be converted in the Private Placement because cash balances fell below the required minimum amount. Converting this debt, however, will eliminate the risk that the noteholders will accelerate the indebtedness, making the notes immediately due and payable.

In connection with the closing of the Private Placement, the Company also plans to increase the size of the Board of Directors and add two additional outside directors, who will participate as investors in the Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent Events and Developments

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB, before the United States District Court for the Northern District of California. In consideration for entering into the Agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period. The patent license and settlement agreement is attached to this Quarterly Report on Form 10-QSB as Exhibit 10.10. For additional details regarding this settlement and the patent license and settlement agreement, see Part II Item I of this Quarterly Report on Form 10-QSB and Exhibit 10.10.

Also effective July 1, 2007, the Company relocated its corporate offices to downtown Savannah, Georgia. The company committed to a three-year lease at a rental rate of $1,678 per month.

On July 12, 2007, the Company, formerly a Texas corporation, completed its reincorporation in Georgia by effecting a conversion in the Company’s legal domicile from Texas to Georgia. The Company’s business, assets, liabilities, net worth and headquarters were unchanged as a result of the conversion, and the directors and officers of the Company prior to the conversion continued to serve the Company after the conversion. In connection with the conversion, the Company’s shares were converted on a one-for-one basis.

The conversion was approved by the shareholders holding at least two-thirds of the outstanding common shares of the Company at the reconvened special meeting of the shareholders held on June 13, 2007. Articles of Conversion were filed with the Secretaries of State of Texas and Georgia on July 12, 2007 to effect the reincorporation.

In connection with the conversion and as approved by the shareholders, the Company filed Articles of Incorporation in the State of Georgia, which increased the number of authorized shares of common stock, no par value, from two hundred million (200,000,000) shares to three hundred million (300,000,000) shares and authorized thirty million (30,000,000) shares of preferred stock, no par value, with the rights and preferences to be determined by the Company’s Board of Directors prior to issuance. The Company also amended and restated its Bylaws. The Articles of Incorporation and Bylaws were submitted to the shareholders and were approved on June 13, 2007. The foregoing amendments to the Company’s Articles of Incorporation and Bylaws were effective on July 12, 2007.

In accordance with the Company’s revenue generation plan, and as previously disclosed on the Current Report on Form 8-K filed on August 3, 2007, the Company entered into a license agreement with Clarient, Inc. on July 31, 2007. Under the terms of the license agreement, the Company grants to Clarient the right to use four biomarkers and several patents for its research in developing a test to differentiate clinically significant prostate cancer from other prostate conditions using biopsied prostate tissue. In consideration of granting the license to Clarient, Clarient shall pay to the Company thirty percent (30%) of the net proceeds received by Clarient or one of its affiliates with respect to all tests developed during the term of the license agreement. The Company anticipates that this license agreement will generate revenue by mid-2008.

On August 15, 2007, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with several institutions and accredited individuals and have non-binding commitments from other individuals for the private issuance of shares of our restricted common stock at an offering price of $ 0.08 per share  (the "Private Placement") .  If we are able to secure binding commitments for the Minimum Amount (as defined below) and the Private Placement closes, we will receive between $1,500,000 (the "Minimum Amount") and $2,500,000 (the "Maximum Amount") in cash and up to $2,153,900 of our previously issued and outstanding indebtedness, which includes all accrued yet unpaid interest on such indebtedness, will be converted in the transaction.  In addition, each purchaser of our common shares including those purchasers converting indebtedness will be granted a warrant to acquire an equal number of restricted common shares at a fixed price of $0.14 per share and a warrant to acquire an equal number of restricted common shares at a fixed price of $0.19 per share, each exercisable until September 2010. At the Maximum Amount, we will issue 58,173,746 shares of our common stock, and the warrants could result in the issuance of up to 116,347,492 additional restricted common shares upon exercise and the payment of the aggregate exercise price of $19,197,336.  A copy of the Purchase Agreement is attached to this Quarterly Report on Form 10-QSB as Exhibit 10.11.  The shares and the warrants will be offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

We anticipate that the transaction contemplated by the Purchase Agreement will close in September 2007. The closing of the transaction is subject to the following conditions: the representations and warranties of the Company and the Purchasers set forth in the Purchase Agreement must be true and correct in all material respects as of August 15, 2007 and as of the closing date; the Company and the Purchasers must have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the Purchase Agreement to be performed, satisfied or complied with by the Company and the Purchasers at or before the closing date; no statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by the Purchase Agreement; all required approvals, if any, shall have been obtained; at least the Minimum Amount shall have been subscribed for; the managers and employees of the Company shall have executed a management lockup agreement prohibiting the public sale of Company stock for a period of two years; the sales to the Purchasers shall not result in gross cash proceeds to the Company of greater than the Maximum Amount; no Material Adverse Effect (as defined in the Purchase Agreement) shall have occurred or been threatened (and no condition, event or development shall have occurred or been threatened involving a prospective Material Adverse Effect) in respect of the Company or any of its subsidiaries between the date of the Purchase Agreement and the closing date; and from August 15, 2007 to the closing date, trading in the Common Stock shall not have been suspended by the SEC or the Company’s principal trading market (except for any suspension of trading of limited duration agreed to by the Company, which suspension shall be terminated prior to the closing), and, at any time prior to the closing date, trading in securities generally as reported by Bloomberg L.P. shall not have been suspended or limited, or minimum prices shall not have been established on securities whose trades are reported by such service, or on any trading market, nor shall a banking moratorium have been declared either by the United States or New York State authorities nor shall there have occurred any material outbreak or escalation of hostilities or other national or international calamity of such magnitude in its effect on, or any material adverse change in, any financial market which, in each case, in the reasonable judgment of each Purchaser, makes it impracticable or inadvisable to purchase the shares and the warrants at the closing. While we are confident that this transaction will be finalized, there is a risk that either party will not be able to satisfy the conditions to closing that that the transaction will not be consummated.

As a result of the Private Placement, we will have completely restructured our balance sheet and cash position.  After the closing of the Private Placement, we expect to have reduced our outstanding indebtedness to $647,422, including outstanding accounts payable, and have a cash balance of approximately $2,591,000.  In satisfaction of the conditions set forth in the Amendments to the Employment Agreements for Dr. Barnhill and Mr. Furth, their salaries will revert to their prior levels. Currently, the Company is in default on the notes representing the indebtedness to be converted in the Private Placement because our cash balance fell below the required minimum amount. Converting this debt, however, will eliminate the risk that the noteholders will accelerate the indebtedness, making the notes immediately due and payable.

In connection with the closing of the Private Placement, we also plan to increase the size of our Board of Directors and add two additional outside directors, who we expect to participate as investors in the Private Placement. We are very excited about these two individuals becoming members of our Board of Directors and  believe that the guidance, advice and contacts they bring will greatly benefit the Company as we continue to execute our business plan with a completely recapitalized balance sheet.

Over the past quarter, HDC has been granted three new foreign patents. The Korean Patent Office has issued HDC’s patent covering a tiered arrangement of SVMs that provides for the analysis of multiple data sets, such as distinct data types, to produce a single output. Counterparts of this patent are issued in nine other countries including the U.S. The Japanese Patent Office has granted a patent covering HDC’s SVM-based image analysis technology. Finally, the European Patent Office has granted a new patent covering the use of the FGM technology for analysis of data for recognition of patterns.

Within the past month, the U.S. Patent and Trademark Office has issued Notices of Allowance in three of HDC’s pending patent applications, two covering several SVM-based methods of feature section, and one covering use of the FGM technology for visualization of patterns within data. The SVM-based methods, which may be used as alternatives to or in conjunction with HDC’s patented RFE-SVM method, are based on the work of a number of the world’s leading authorities on learning machines and pattern recognition. In addition, IP Australia, the Australian patent office, has issued Notices of Acceptance of two of HDC’s pending applications covering the use of RFE-SVM for identifying determinative genes for diagnosing and monitoring disease, including prostate disease biomarkers identified using the method, and SVM-based image analysis.

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

We intend to provide pharmaceutical and diagnostic companies with all aspects of all phases of diagnostic and drug discovery, from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Revenue

For the three months ended June 30, 2007, revenue was $10,834 compared with $70,000 for the three months ended June 30, 2006. Revenue is recognized for licensing and development fees over the period earned.

Cost of Sales and Gross Margin

Internal development costs of $3,900 were recorded as cost of sales for the second quarter 2007 compared with $9,654 for the second quarter of 2006. Cost of sales includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold. All direct costs including some professional fees associated with licensing negotiations, are also included in cost of sales.

Operating and Other Expenses

Amortization expense was $65,680 and $65,679 for the second quarter of 2007 and 2006 respectively. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $322,077 for the second quarter of 2007 compared with $174,036 for the second quarter of 2006. The increase is due to higher legal and patent maintenance expense plus the issuance of warrants to consultants.

Compensation of $157,555 for the second quarter of 2007 was lower than the $200,724 reported for the second quarter of 2006. The reduction in compensation is due primarily to salary reductions.

Other general and administrative expenses increased to $101,831 for the second quarter of 2007 compared to $95,204 for the second quarter of 2006. This increase was due to slightly higher investor relations and compliance costs.

Loss from Operations

The loss from operations for the second quarter of 2007 was $640,209 compared to $475,297 for the second quarter of 2006. This increased loss was due to reduced revenue and increased costs as discussed previously.

Other Income and Expense

Interest income was $2,989 for the second quarter of 2007 compared to $3,169 in 2006. Interest income decreased because the Company had less cash on hand to invest throughout the second quarter of 2007.

Interest expense was $102,070 in the second quarter of 2007 compared with $21,107 in the second quarter of 2006. This increase was due to the higher interest rate associated with the renegotiated promissory notes, interest due on the promissory note secured in September 2006, and accretion of $69,250 related to the discount recorded for the warrants issued along with the September 2006 promissory note.

Net Loss

The net loss for the second quarter of 2007 was $739,290 compared to $493,235 for the second quarter of 2006. The increased loss was due to the increased loss from operations and the increased interest expense.

Net loss per share was $0.01 for the second quarter of 2007 and $0.00 for the second quarter of 2006.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Revenue

For the six months ended June 30, 2007, revenue was $21,667 compared with $175,000 for the six months ended June 30, 2006. Revenue is recognized for licensing and development fees over the period earned.

Cost of Sales and Gross Margin

Internal development costs of $11,400 and $9,654 were recorded as cost of sales for the six months ended June 30, 2007 and 2006 respectively. Cost of sales includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold. All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of sales.

Operating and Other Expenses

Amortization expense was $131,360 and $131,359 for the six months ended June 30, 2007 and 2006 respectively. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $492,309 for the six months ended June 30, 2007 compared with $747,265 for the comparable period in 2006. These fees, related to legal, accounting and scientific activities, were lower in 2007 because of efforts to control costs related to regulatory filing activity, patent protection efforts, general corporate legal and accounting work, and fewer warrants issued to consultants and service providers.

Compensation of $321,710 for the first six months of 2007 was lower than the $560,022 reported for the first six months of 2006. The reduction in compensation is due primarily to options granted in 2006 totaling $190,322 included as compensation and the salary reduction program.

Other general and administrative expenses decreased to $233,735 for the six months ended June 30, 2007 compared to $335,415 for the six months ended June 30, 2006. This decrease was largely due to ongoing cost containment efforts undertaken since mid-2006.

Loss from Operations

The loss from operations for the six months ended June 30, 2007 was $1,168,847 compared to $1,608,715 for the six months ended June 30, 2006. This smaller loss was largely due to ongoing cost reduction efforts as previously discussed, unfavorably offset by reduced revenue.

Other Income and Expense

Interest income was $9,976 for the six months ended June 30, 2007 compared to $7,990 in 2006. Interest income increased because the Company had more cash on hand to invest.

Interest expense was $204,114 for the six months ended June 30, 2007 compared with $40,852 in 2006. This increase was due to the higher interest rate associated with the renegotiated promissory notes, interest due on the promissory note secured in September 2006, and accretion of $138,500 related to the discount recorded for the warrants issued along with the September 2006 promissory note.

Net Loss

The net loss for the six months ended June 30, 2007 was $1,318,391 compared to $1,564,022 for the comparable period in 2006. The reduced loss was due to the diminished loss from operations, unfavorably offset by the increased interest expense.

Net loss per share was $0.01 for the six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

At June 30, 2007, the Company had $65,558 in available cash. Cash used by operating activities was $603,810. This was due primarily to the net loss of $1,323,345; however, net non-cash charges and adjustments of $719,535 favorably impacted the computation of the net cash used. Cash used by investment activities was $5,998 due to the acquisition of assets and the investment made in SVM Capital LLC. Net cash provided by financing activities was $1,000 due to the cash received from sale of common stock resulting from the exercise of warrants.

A portion of our cash will be used to satisfy the Company’s outstanding debt obligations related to the acquisition of the SVM assets and fees due to professionals for services performed.

The following table summarizes the due dates of our contractual obligations. The Company had no long term lease agreements in effect as of June 30, 2007.

	Total	Less than 1 Year	1-3 Years
Accrued Interest Payable	$205,364	$-	$205,364
Accounts Payable Deferred	173,353	173,353	-
Deferred Compensation	60,000	60,000	-
Term Debt	321,911	-	321,911
Convertible Notes Payable	665,643	-	665,643
Promissory Note	1,000,000	-	1,000,000
Total	$2,426,271	$233,353	$2,192,918

The Company formed SVM Capital LLC as an equity investment in the first quarter of 2007 for purposes of utilizing SVM pattern recognition as a quantitative investment management tool.

The Company, in an effort to preserve cash, to enable the Company to continue its operations, and as a condition to a loan from a director, negotiated a restructuring of certain of its accounts payable with selected vendors, primarily its legal and professional vendors. In September 2006, two vendors reduced their outstanding balances by $37,190, or 50%, in settlement of the full liability for a cash payment of $37,190. This settlement was recorded as a gain on restructuring. Several other vendors agreed to extend the payment terms and defer collection on outstanding amounts for an indefinite period of time. The Company currently expects to pay such amounts in three to six months upon increases in revenues and or additional equity or debt financing, although none of those events is certain. The total amount of accounts payable deferred in September 2006 was $170,966. The Company also issued 300,000 warrants to these vendors with an exercise price of $0.10 per share. The fair value of these warrants on the grant date was $16,872 and was recorded as an expense in connection with the restructuring. The deferred payments to the vendors has not been discounted as the date of payment is not certain.

On March 1, 2007, the Company recorded a gain on accounts payable restructuring of $44,594 pursuant to the agreement made in the third quarter of 2006 deferring some payments until certain conditions were met or eliminating the liability if these conditions did not occur.

The Company has relied primarily on equity funding plus debt financing for liquidity. The Company produced sales, licensing, and developmental revenue in 2005 and 2006 and must continue to do so in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, may result in significant revenue, as further described below. The Company has implemented a cash conservation plan that includes salary deferrals and reductions, reduction in consulting payments, negotiated settlements with creditors whereby the Company substituted equity instruments for amounts owed, and a heightened scrutiny of all potential expenditures.

As described above in Subsequent Events and Developments, the Company entered into an agreement with several institutions and accredited investors for the private issuance of securities. As a result of this investment, the Company expects to receive up to $2,500,000 in cash and will reduce its outstanding indebtedness to $647,422. The Company will use the proceeds of this financing to sustain its operations and to continue to pursue licensing opportunities.

Operational Activities

Negotiations with a large European pharmaceutical company to develop a companion diagnostic test using our discovered biomarkers as surrogates in the last phase of a clinical trial for its new drug to treat BPH (enlarged prostate) have been delayed due to the prospect’s internal consolidation issues. Based on the prospect’s representations, we believe that discussions regarding this prospective opportunity will resume sometime in 2008.

We have entered into a research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for a particular medical condition. Our science team’s analysis of partial data provided demonstrates a successful proof of concept. If our partner accepts our conclusions, it opens a portal to similar work on diseases such as leukemia and lymphoma that are far more prevalent.

We have advanced discussions with a large international healthcare company we have long pursued. Our objective is licensing and product development using SVMs in diagnostic radiology, including mammography, PET scans, CT scans, MRI and other radiological images. We own a number of SVM patents in this field that we think are very important.

We have received inquiry from a European molecular diagnostics company about the applicability of our RFE-SVM pattern recognition technology to MicroRNA expression signature discovery and to circulating tumor cells to identify micro-metastasis in blood.

Finally, we have been in continuing discussions with a few clinical labs to provide commercial outlets for biomarker-based clinical tests to be developed and wholly or partly owned by us. With one or more such partners, we may be able to market tests directly to physicians. The selection of any particular clinical lab partner may be incorporated into a specific license and product development deal.

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

While we have a number of negotiations in process with potential funding sources and licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized or that those that may be finalized do not provide the economic returns that we expect. The Company is also considering such alternatives as raising additional equity through private placements and/or debt offerings.

If the Company consummates a successful private placement, debt offering, or licensing arrangement, the Company believes that it will have sufficient cash to sustain operations through at least the next twelve months. If, however, the Company is not able to generate higher levels of revenue or consummate a successful private placement, the Company believes that there is doubt with respect to our ability to operate as a going concern and whether the Company will have sufficient cash to operate during the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements, which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2006, filed on March 30, 2007.

Item 3. Controls and Procedures.

As of June 30, 2007 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 19, 2007, the Company entered into a settlement agreement (the “Settlement Agreement”) among Bill G. Williams, Shirley K. Williams, and Automated Shrimp Corporation (collectively, the “Defendants”), Stephen Barnhill as Third-Party Defendant, and Baptist Community Services, Tim Holloway, Guadalupe Family Limited Partnership, and Gerald Easterling as Intervenors in connection with the pending litigation styled Health Discovery Corporation v. Williams et al., filed in the District Court of McLennan County, State of Texas, Civil Action File No. 10-04-00012-CV. Pursuant to the terms of the Settlement Agreement, as amended, each party agreed to voluntarily dismiss with prejudice any and all claims it has against each and every other party. In consideration for entering into the Settlement Agreement, the Company agreed to issue in the aggregate 400,000 shares of Company common stock to the Defendants and to pay the Defendants an aggregate of $10,000.

Effective as of July 1, 2007, the Company entered into a patent license and settlement agreement (the “License Agreement”) with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB, before the United States District Court for the Northern District of California. Pursuant to the terms of the License Agreement, each party agreed to voluntarily dismiss with prejudice any and all claims it has against the other party. Additionally, the Company agreed to grant Ciphergen a narrowly focused license to use the Company’s SVM technology for the analysis of mass spectrometry data generated only by Ciphergen or a research collaborator working specifically on Ciphergen's behalf using Ciphergen’s proprietary SELDI-based mass spectrometers.  Pursuant to Article III of the License Agreement, neither Ciphergen nor their research collaborators are permitted to use the Company’s SVM technology on any other type of molecular diagnostic data for biomarker discovery other than SELDI-based mass spectrometry data. Ciphergen’s limited license of the Company’s SVM technology does not allow Ciphergen to analyze any other molecular diagnostic data such as genomic data, gene chip data, DNA methylation data, histologic or radiologic imaging data, clinical data and the like, all of which are fields of use where the SVM technology have shown success and are the subject of additional licensing opportunities for the Company. In fact, Ciphergen may not use the Company’s SVM technology even on proteomic data unless the data is specifically produced on Ciphergen’s SELDI mass spectrometer and only when analyzed by Ciphergen or a research collaborator working primarily on Ciphergen’s behalf. Furthermore, Ciphergen's customers have an implied license to utilize the Company's SVM patents that will allow them to continue using SELDI instruments with Ciphergen's Associated Software (which is defined in the License Agreement as Ciphergen’s ProteinChip® Software, Biomarker Patterns™ Software, and CiphergenExpress™ Software).   The License Agreement does not, however, give Ciphergen's customers any right to use the Company’s SVM technology apart from their use of the Associated Software, but rather expressly excludes the addition or substitution of third party-based SVM technology to or for the Associated Software. Finally, the Company agreed not to sue Bio-Rad for its manufacture, offer for sale, sale, use and importation of SELDI-based mass spectrometers when used with the Ciphergen Associated Software noted earlier.  Bio-Rad has no right to use the Company’s SVM technology apart from the SELDI-based mass spectrometers and Associated Software and the SELDI instrumentation business that Bio-Rad acquired from Ciphergen.  The License Agreement expressly excludes the addition or substitution of third party-based SVM technology to or for the Associated Software.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter, the Company issued an aggregate of 500,000 warrants to purchase an equal number of shares of the Company’s common stock to three members of the Company’s Scientific Advisory Board for providing advisory services to the Company beyond which was expected in his capacity as a Scientific Advisory Board member. These warrants vest immediately and have an exercise price of $0.11 per share. Each of these issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

During the first quarter of 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each. Proceeds of $1,000 were recorded in capital stock. No stock was issued during the second quarter of 2007.

In connection with the Settlement Agreement described above, the Company agreed to issue in the aggregate 400,000 shares of Company common stock to the Defendants. These shares were issued in July 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 22, 2007, the Company held a special meeting of the shareholders of the Company. The shareholders elected the following directors to serve until their successors are duly elected and qualified: Stephen D. Barnhill, M.D., William F. Quirk, Jr., and William M. Goldstein. Dr. Barnhill received 104,652,034 votes for his election to the board of directors, and 3,305,684 votes abstained. Mr. Quirk received 104,449,620 votes for his election to the board of directors, and 3,508,098 votes abstained. Mr. Goldstein received 104,652,034 votes for his election to the board of directors, and 3,305,684 votes abstained.

At the May 22 meeting, the shareholders of the Company voted in favor of increasing the number of authorized shares of common stock from 200,000,000 to 300,000,000 as follows: 96,617,471 for, 10,820,624 against, and 519,623 abstain. The shareholders also voted to adjourn the meeting to allow for further solicitation of proxies with respect to the proposal to change the state of incorporation and to authorize 30,000,000 shares of blank check preferred stock, as follows: 100,006,840 for, 7,224,626 against, and 726,252 abstain.

On June 13, 2007, the Company reconvened its special meeting of the shareholders of the Company previously held on May 22, 2007. At the June 13 meeting, the shareholders voted for the authorization of 30,000,000 shares of preferred stock with preferences to be determined at the time of issuance as follows: 79,697,113 for, 7,748,150 against, and 443,132 abstain. The shareholders also voted in favor of the change in the state of incorporation from Texas to Georgia as follows: 81,793,927 for, 4,173,654 against, and 1,910,814 abstain.

Item 5. Other Information.

(a)
Effective on August 1, 2007, the Company entered into an amendment to the employment agreement with Stephen D. Barnhill, M.D. (the “Barnhill Amendment”). Under the Barnhill Amendment, Dr. Barnhill agreed to defer a portion of his salary until the Company received a cash infusion, through the sale of Company securities or otherwise, of at least $1,500,000. Dr. Barnhill also agreed to forfeit this deferral amount if he terminates his employment with the Company or if he is fired for cause, as that term is defined in his employment agreement.

Effective on August 1, 2007, the Company entered into an amendment to the employment agreement with Daniel R. Furth (the “Furth Amendment”). Under the Furth Amendment, Mr. Furth agreed to defer a portion of his salary until the Company received a cash infusion, through the sale of Company securities or otherwise, of at least $1,500,000. Mr. Furth also agreed to forfeit this deferral amount if he terminates his employment with the Company or if he is fired for cause, as that term is defined in his employment agreement.

Item 6. Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form SB-2:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Current Report on Form 8-K filed July 18, 2007.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Current Report on Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1 (b)	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

10.1	Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, filed April 19, 2005. *

10.1(a)	First Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed January 3, 2006.

10.1(b)	Second Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.3 to Form 8-K, filed September 1, 2006.

10.1(c)	Third Amendment to Employment Agreement with Stephen Barnhill, dated as of August 1, 2007. (filed herewith)

10.2	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, filed April 19, 2005.

10.3	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, filed April 19, 2005.

10.4	Employment Agreement with Daniel R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to Form SB-2/A, filed December 14, 2005.

10.4(a)	First Amendment to Employment Agreement with Daniel R. Furth, dated as of August 1, 2007. (filed herewith)

10.5	Employment Agreement with Robert S. Braswell IV, dated as of January 1, 2006. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed February 2, 2006.

10.6	Form of Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed January 3, 2006.

10.7	Promissory Note by the Company in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed September 5, 2006.

10.8	Warrant by the Company in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed September 5, 2006.

10.9	Form of Second Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.4 to Form 8-K, filed September 5, 2006.

10.10	Patent License and Settlement Agreement by and between the Company and Ciphergen Biosystems, Inc. dated as of July 1, 2007 (filed herewith)

10.11	Securities Purchase Agreement by and between the Company and the investors listed on Schedule A and Schedule B dated as of August 15, 2007 (filed herewith)

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation Registrant
Date: August 16, 2007	/s/ Stephen D. Barnhill M.D.
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: August 16, 2007	/s/ Daniel R. Furth
Printed Name: Daniel R. Furth
Title: Executive Vice President / Principal Financial Officer/Secretary