Form 10-Q
period 2007-09-30
HEALTH DISCOVERY CORP
filed 2007-11-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 169,007,206 shares of common stock, no par value, were issued and outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

ii

HEALTH DISCOVERY CORPORATION
Balance Sheet
(unaudited)
Assets

September 30,
2007
Current Assets
Cash	$2,082,199
Accounts Receivable	187,500
Prepaid Expenses and Other Assets	92,626

Total Current Assets	2,362,325

Equipment, Less Accumulated Depreciation of $20,773	9,225

Other Assets
Accounts Receivable – Long Term	112,500
Patents, Less Accumulated Amortization of $877,294	3,108,500
Investments	5,000

Total Assets	$5,597,550

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$158,797
Accrued Liabilities	246,006
Deferred Revenue	98,819

Total Current Liabilities	503,622

Deferred Revenue – Long Term	433,281
Accrued Interest Payable	6,028
Convertible Note Payable	49,351

Total Liabilities	992,282

Commitments

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share,
7,437,184 Shares Authorized, Issued and Outstanding	594,975
Common Stock, No Par Value, 300,000,000 Shares Authorized
169,007,206 Shares Issued and Outstanding	15,300,625
Accumulated Deficit	(11,290,332)
Total Stockholders’ Equity	4,605,268

Total Liabilities and Stockholders' Equity	$5,597,550

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Licensing	$17,343	$20,833	$39,010	$195,833

Cost of Revenues:
Internal Development	7,500	9,480	18,900	19,134

Gross Profit	9,843	11,353	20,110	176,699

Operating Expenses:
Amortization	65,680	65,680	197,040	197,039
Professional and Consulting Fees	304,352	178,681	796,661	925,946
Compensation	218,396	51,587	540,106	611,609
Other General and Administrative Expenses	128,729	111,859	362,464	447,274
Total Operating Expenses	717,157	407,807	1,896,271	2,181,868

Loss From Operations	(707,314)	(396,454)	(1,876,161)	(2,005,169)

Other Income (Expense)
Interest Income	4,926	3,946	14,902	11,945
Litigation Settlement	(42,000)	-	(42,000)	-
Gains on Restructuring of Accounts Payable	-	20,318	44,594	97,864
Interest Expense	(81,395)	(79,698)	(285,509)	(120,550)
Total Other Income (Expense)	(118,469)	(55,434)	(268,013)	(10,741)

Net Loss	$(825,783)	$(451,888)	$(2,144,174)	$(2,015,910)

Weighted Average Outstanding Shares	129,865,585	116,220,884	121,832,264	115,746,384

Loss Per Share	$(.01)	$(.00)	$(.02)	$(.02)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
(unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months	Nine Month
	Ended	Ended
	September 30, 2007	September 30, 2006

Cash Flows From Operating Activities
Net Loss	$(2,144,174)	$(2,015,910)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock Issued in Settlement of Litigation	32,000	-
Stock-based Compensation	158,187	250,037
Services Exchanged for Warrants	226,669	380,548
Services Exchanged for Common Stock	-	61,917
Interest Expense Exchanged for Warrants	-	55,400
Issuance of Warrants	33,756	-
Accretion of Debt Discount	192,361	-
Gains on Restructuring of Accounts Payable	(44,594)	(97,864)
Depreciation and Amortization	203,556	202,308
Refund of Deposit	25,759	-
Increase in Accounts Receivable	(280,000)	(20,000)
Increase in Deferred Revenue	430,989	9,167
Increase in Prepaid Expenses and Other Assets	(8,198)	(31,058)
Decrease in Accounts Payable – Trade	(34,538)	(83,336)
Increase in Accrued Liabilities	185,518	288,036

Net Cash Used by Operating Activities	(1,022,709)	(1,000,755)

Cash Flows From Investing Activities:
Purchase of Equipment	(998)	(502)
Investment in Joint Venture	(5,000)	-

Net Cash Used by Investing Activities	(5,998)	(502)

Cash Flows From Financing Activities:
Repayment of Notes Payable	-	(26,780)
Proceeds from Sales of Common Stock, Net of Fees	2,436,540	126,400
Proceeds from Borrowing	-	1,000,000

Net Cash Provided by Financing Activities	2,436,540	1,099,620

Net Increase in Cash	1,407,833	98,363

Cash, at Beginning of Period	674,366	719,167

Cash, at End of Period	$2,082,199	$817,530

Stock-Based Investing and Financing Transactions:
Common Stock, Series A Preferred Stock, and Warrants Issued in
Settlement Of Promissory Notes	$1,893,774	$-
Warrants Issued in Restructuring of Accounts Payable	$-	$55,454

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$3,167	$2,764

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 effective January 1, 2007.  This adoption has not had a material impact on our financial statements.

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

Note B – REVENUE RECOGNITION

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

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB before the United States District Court for the Northern District of California.  The agreement provides Ciphergen a license to use certain patents.  In consideration for entering into the Agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period.  The revenue associated with this settlement was recorded net of $130,000 in contingently payable attorney fees as deferred revenue in the amount of $470,000 and will be recognized over the sixteen year remaining life of the subject patents.  Deferred revenue represents the unearned portion of payments received in advance for licensing agreements.  The Company had total unearned revenue of $532,100 as of September 30, 2007.  Unearned revenue of $98,819 is recorded as current and $433,281 is classified as long-term.

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

Note D - STOCK-BASED EXPENSE

Stock-based expense included in our net loss for the three months and nine months ended September 30, 2007 consisted of $180,858 and $450,612 respectively in compensatory warrants and options for professional consulting services, compensation, and settlement of litigation.  Stock-based expense included in our net loss for the three months and nine months ended September 30, 2006 consisted of $186,884 and $772,775 respectively.

As of September 30, 2007, there was approximately $528,558 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 4 years.  No options have been granted in 2007.

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

The following schedule summarizes stock option activity for the nine months ended September 30, 2007 and the twelve months ended December 31, 2006:

	Option Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	2,500,000	$0.08
Granted	2,000,000	0.11
Exercised	(600,000)	0.01
Forfeited	(400,000)	0.10

Outstanding, December 31, 2006	3,500,000	$0.11
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, September 30, 2007	3,500,000	$0.11

The weighted average remaining life of the outstanding options at September 30, 2007 is 8.25 years.

There were 2,625,000 options exercisable at September 30, 2007.  The exercisable options have a weighted average exercise price of $0.11 and a weighted average remaining life of 8.25 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED EXPENSE, continued

Information about warrants outstanding at September 30, 2007 is summarized below:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	600,000	1	600,000	1
$0.08	3,300,000	3	300,000	3
$0.10	1,425,750	2	1,325,750	2
$0.11	1,500,000	2	1,500,000	2
$0.12	150,000	2	150,000	2
$0.13	5,500,000	3	3,667,000	2
$0.14	52,138,822	3	52,138,822	3
$0.15	1,000,000	2	1,000,000	2
$0.16	10,000,000	2	10,000,000	2
$0.19	51,538,822	3	51,538,822	3
$0.20	500,000	1	500,000	1
$0.22	500,000	1	500,000	1
$0.24	32,546,250	1	32,546,250	1
$0.35	15,235,000.1		15,235,000.1
Total	175,934,644		171,001,644

On February 1, 2007, the Company issued in the aggregate 15,235,000 warrants to purchase common stock of the Company (the “Warrants”) to certain institutional investors and individual accredited investors.  The Warrants vested immediately and had an exercise price of $0.35 per share.  The Warrants expired on November 1, 2007.  On February 1, 2007, an equal number of warrants issued to the same institutional and individual investors and with substantially similar terms expired.  The fair value of these warrants was approximately $33,755 and they were recorded as expense on the issue date.

Also on February 1, 2007, the Company issued 500,000 warrants to consultants, which vested immediately, and have an exercise price of $0.14.  Additionally, the Company issued 100,000 warrants to a consultant, which vest over a period of ten months, and have an exercise price of $0.14.  Together, these warrants were valued at $49,068 and expire on December 31, 2009.

During the second quarter of 2007, the Company issued 500,000 immediately vesting warrants to consultants with an exercise price of $0.11.  These warrants expire on December 31, 2009, and were valued at $19,815.  They were charged to expense upon issuance.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED EXPENSE, continued

During the third quarter of 2007, the Company issued 60,750 warrants, which expire on December 31, 2008, to a vendor as payment for professional services rendered.  These warrants had an exercise price of $0.10 and were fully vested upon issuance.  The fair value of $1,719 was recorded as expense.  The Company also issued 300,000 warrants with an exercise price of $0.08 to a former employee as part of a termination agreement.  These warrants, which expire after three years, vested immediately and had a fair value of $13,869.  This amount was recorded as compensation expense.  Two new directors were each awarded 1,500,000 warrants which vest over three years and expire in six years.  These warrants have an exercise price of $0.08 and had an aggregate fair market value of $197,374.  These warrants will be charged as directors’ fees over the vesting period.

The Company also issued warrants in connection with the sale of common stock effective September 7, 2007.  Each purchaser of common stock received one warrant exercisable at $0.14 (the “Tranche 1 Warrants”) and one warrant exercisable at $0.19 (the “Tranche 2 Warrants”) for each share of common stock purchased or converted from debt.  All these warrants vested immediately, expire three years from the date of issuance, and are subject to call rights based upon the trading value of the Company’s stock.  With respect to the Tranche 1 Warrants, if the Company’s stock trades for an amount in excess of $0.17 for thirty (30) consecutive days, then 50% of the warrants may be called by the Company.  With respect to the Tranche 2 Warrants, if the Company’s stock trades for an amount in excess of $0.24 for thirty (30) consecutive days, then 50% of the warrants may be called by the Company.  The Tranche 1 warrants, if exercised, may result in the issuance of up to 51,538,832 shares of the Company’s common stock, at an exercise price of $0.14 per share, and the Tranche 2 warrants, if exercised, may result in the issuance of up to 51,538,832 shares of Company common stock at an exercise price of $0.19 per share.  These warrants were valued at $0.005 each resulting in $515,388 of common stock proceeds being allocated to the fair value of the warrants and credited to equity.

Note E – GAIN ON RESTRUCTURING OF ACCOUNTS PAYABLE

On March 1, 2007, the Company recorded a gain on accounts payable restructuring of $44,594 pursuant to the agreement made in the third quarter of 2006 deferring some payments until certain conditions were met or eliminating the liability if these conditions did not occur.

Note F - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application process for new patents are also capitalized as patent assets. The Company has recorded as other assets $3,108,500 in patents and patent related costs, net of $877,294 in accumulated amortization, at September 30, 2007.

Amortization charged to operations for the nine months ended September 30, 2007 and 2006 was approximately $197,040 in both years.  The weighted average amortization period for patents is 14 years.  Estimated amortization expense for the next five years is $263,120 per year.

Note G – INVESTMENTS

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique.  The Company owns 42.5% of the membership interests.  Accordingly, the investment is presented using the equity method of accounting.

Note H – STOCKHOLDERS’ EQUITY

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each.  Proceeds of $1,000 were recorded in capital stock.  In July 2007, the Company increased the number of authorized shares from 200,000,000 to 300,000,000.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – STOCKHOLDERS’ EQUITY, continued

In July 2007, the Company issued 575,000 shares of common stock valued at $46,000 to a former employee as part of a termination agreement.  The Company also issued 400,000 shares of common stock valued at $32,000 as part of a litigation settlement in July 2007.

Effective September 7, 2007, the Company issued 31,937,500 shares of restricted common stock in return for $2.55 million in cash.  The stock is restricted from resale as the stock has not been registered.  Each purchaser of common stock also received one warrant to acquire an equal number of shares at $0.14 and one warrant to acquire an equal number of shares at $0.19.  The common shares were valued at $0.07 each and the warrants were valued at $0.005 each for a total of $0.08.

The Company also issued 19,601,323 shares of common stock and 7,737,184 shares of Series A Preferred Stock in a conversion of secured debt to equity.  The amount of debt converted to common stock and warrants was $1.6 million and the amount of debt converted to Series A Preferred Stock was $594,975.  Each share of common stock issued in the conversion was accompanied by one warrant to acquire an equal number of shares of common stock at $0.14 and one warrant to acquire an equal number of shares of common stock at $0.19.

	Converted Debt	Common Stock 19,601,323 Shares	Common Stock Warrants @0.14 19,601,323	Common Stock Warrants @$0.19 19,601,323	Common Stock Total	Preferred Stock 7,737,184 Shares

Term Debt	$321,911	$157,167	11,226	11,226	179,619	142,292
Convertible Debt	$616,292	$220,068	15,719	15,719	251,506	364,786
Promissory Note Payable	$1,000,000	$875,000	62,500	62,500	1,000,000	-
Accrued Interest	$224,878	$119,859	8,561	8,561	136,981	87,896
Total Debt	$2,163,081	1,372,094	98,006	98,006	1,568,106	594,974
Promissory Note Payable
Discount Unaccreted	$(269,307)	$(235,644)	(16,832)	(16,832)	(269,308)	-
Increase in Equity	$1,893,774	$1,136,450	81,174	81,174	1,298,798	594,974

Series A Preferred Stock

The shares of Series A Preferred Stock may be converted into common stock of the Company at any time and from time to time, and without the payment of additional consideration.  The Series A Preferred Stock must be converted into common stock of the Company when the trading value of the common stock of the Company exceeds $0.12 per share for a period of 30 consecutive calendar days.  The holder of the Series A Preferred Stock has the right to receive dividends, the right to vote on matters presented to the common stockholders, and a preference right in the event of liquidation in an amount equal to $594,975, which is the amount of debt converted, plus any declared but unpaid dividends.  The Company has a right to redeem the shares of Series A Preferred stock upon the fifth anniversary of the issue date at a redemption price of $0.08 per share.

Note I – LITIGATION SETTLEMENT

On June 19, 2007, the Company entered into a settlement agreement (the “Settlement Agreement”) among Bill G. Williams, Shirley K. Williams, and Automated Shrimp Corporation (collectively, the “Defendants”), Stephen Barnhill as Third-Party Defendant, and Baptist Community Services, Tim Holloway, Guadalupe Family Limited Partnership, and Gerald Easterling as Intervenors in connection with the pending litigation styled Health Discovery Corporation v. Williams et al., filed in the District Court of McLennan County, State of Texas, Civil Action File No. 10-04-00012-CV.  Pursuant to the terms of the Settlement Agreement, each party agreed to voluntarily dismiss with prejudice any and all claims it has against each and every other party.  In consideration for entering into the Settlement Agreement, the Company agreed to issue in the aggregate 400,000 shares of Company common stock valued at $32,000 to the Defendants and pay the defendants an aggregate $10,000.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – GOING CONCERN

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

The Company is licensing the technology underlying several of its patents and providing supporting services related to the application of such technology that is resulting in ongoing revenue.  The Company has recently raised $2.55 million in cash through a common stock offering and additionally converted $2.2 million of secured debt to equity.  Based on these developments, management believes revenue generation will continue, additional licensing agreements will be obtained in the near-term, and non-revenue generating costs will be controlled.

Note K – SUBSEQUENT EVENTS AND DEVELOPMENTS

On November 1, 2007, warrants to purchase an aggregate of 15,235,000 shares of the Company’s common stock with an exercise price of $0.35 expired.

On November 6, 2007, the Company and Dr. Stephen Barnhill, the Company’s Chief Executive Officer, entered into an amendment (the “Amendment”) to Dr. Barnhill’s employment agreement whereby Dr. Barnhill’s salary was increased to $300,000 per year.  This increase in salary is effective as of September 7, 2007.

The Company also awarded Dr. Barnhill a bonus in the gross amount of $50,000, in recognition of his extraordinary efforts on the Company’s behalf.

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

Events and Developments

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB, before the United States District Court for the Northern District of California (the “Ciphergen Litigation”).  In consideration for entering into the Agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period.  The patent license and settlement agreement is attached to this Quarterly Report on Form 10-QSB as Exhibit 10.10.  For additional details regarding this settlement and the patent license and settlement agreement, see Part II Item I of this Quarterly Report on Form 10-QSB and Exhibit 10.10.

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

In accordance with the Company’s revenue generation plan, and as previously disclosed on the Current Report on Form 8-K filed on August 3, 2007, the Company entered into a license agreement with Clarient, Inc. on July 31, 2007.  Under the terms of the license agreement, the Company grants to Clarient the right to use four biomarkers and several patents for its research in developing a test to differentiate clinically significant prostate cancer from other prostate conditions using biopsied prostate tissue. In consideration of granting the license to Clarient, Clarient shall pay to the Company thirty percent (30%) of the net proceeds received by Clarient or one of its affiliates with respect to all tests developed during the term of the license agreement.  The Company believes that this license agreement will begin to generate revenue sometime in fiscal year 2008.

On September 7, 2007, pursuant to that certain Securities Purchase Agreement, dated as of August 15, 2007, the Company completed the sale to accredited institutional and individual investors of restricted common stock and warrants to acquire restricted common stock for $2,555,000 in cash and the conversion of approximately $1,568,100 of the Company’s outstanding indebtedness into restricted common stock and warrants to acquire restricted common stock (the “Private Placement”).  Under the terms of the sale and conversion, the Company issued 51,538,823 shares of restricted common stock.  In addition, each purchaser of common stock was granted a warrant to acquire an equal number of shares of restricted common stock at a fixed price of $0.14 per share until September 2010, and a warrant to acquire an equal number of shares of restricted common stock at a fixed price of $0.19 per share until September 2010.  These warrants could result in the issuance of up to 103,077,646 additional shares of restricted common stock upon exercise and the payment of the aggregate exercise price of approximately $17,007,812.  The Company has also effected conversions from an additional secured debt holder concerning $594,975 in outstanding principal and accrued interest which was converted to shares of Series A Preferred Stock.  Neither the shares sold pursuant to the private placement nor the shares issuable upon the exercise of the warrants will be immediately registered under either federal or state securities laws and must be held for at least one year from the time they are issued or until a registration statement covering such securities is declared effective by the Securities and Exchange Commission.  The Company has agreed to file a registration statement within 45 days of the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and to attempt to have that registration statement declared effective thereafter.

As a result of the Private Placement, we have restructured our balance sheet and cash position.  After the closing of the Private Placement as of September 30, 2007, we have reduced our outstanding interest-bearing indebtedness to $49,351, and have a cash balance of $2,082,199.   The closing of the Private Placement also resulted in satisfaction of the conditions for increase in salaries set forth in the Amendments to the Employment Agreements for Dr. Barnhill and Mr. Furth.  As a result, their salaries reverted to their prior levels.

In connection with the closing of the Private Placement, we increased the size of our Board of Directors with two additional outside directors: Dr. Richard E. Caruso, Ph.D. and Jimmy M. Woodward.   Dr. Caruso is the founder and Chairman of Integra LifeSciences Corporation (NASDAQ: IART), and Mr. Woodward is the former Senior Vice President and Chief Financial Officer of Flowers Foods, Inc. (NYSE: FLO). We believe that the guidance, advice and contacts these additional directors bring will greatly benefit the Company as we continue to execute our business plan with a recapitalized balance sheet.

In the third quarter, HDC was granted three (3) new foreign patents.  The Korean Patent Office issued HDC’s patent covering a tiered arrangement of SVMs that provides for the analysis of multiple data sets, such as distinct data types, to produce a single output.  Counterparts of this patent are issued in nine other countries, including the U.S.  The Japanese Patent Office granted a patent covering HDC’s SVM-based image analysis technology.  Finally, the European Patent Office granted a new patent covering the use of the FGM technology for analysis of data for recognition of patterns.

In the fourth quarter to date, HDC has received Notices of Allowance or acceptance for six (6) new U.S. and foreign patents.  The U.S. Patent and Trademark Office has issued Notices of Allowance in four (4) of HDC’s pending patent applications, three (3) covering several SVM-based methods of feature and kernel selection, and one (1) covering use of the FGM technology for visualization of patterns within data.  The SVM-based methods, which may be used as alternatives to or in conjunction with HDC’s patented RFE-SVM method, are based on the work of a number of the world’s leading authorities on learning machines and pattern recognition.  In addition, IP Australia, the Australian patent office, has issued Notices of Acceptance of two (2) of HDC’s pending applications covering the use of RFE-SVM for identifying determinative genes for diagnosing and monitoring disease, including prostate disease biomarkers identified using the method, and SVM-based image analysis.

Operational Activities

Negotiations with a large European pharmaceutical company to develop a companion diagnostic test using our discovered biomarkers as surrogates in the last phase of a clinical trial for its new drug to treat BPH (enlarged prostate) remain delayed due to the prospect’s internal consolidation issues.  Based on the prospect’s representations, we believe that discussions regarding this prospective opportunity will resume sometime in 2008.

We have entered into a research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for a particular medical condition.  Our science team’s analysis of provided data demonstrates a successful proof of concept for presentation to our partner in the fourth quarter of 2007.  If our partner accepts our conclusions, we hope to obtain similar work on diseases such as leukemia and lymphoma that are far more prevalent.

We have advanced discussions with a large international healthcare company.  Our objective is licensing and product development using SVMs in diagnostic radiology, including mammography, PET scans, CT scans, MRI and other radiological images.  We own a number of SVM patents in this field that we believe are very important.

We have also initiated dialogue with several other important industry players in the healthcare field, including a proposed project with one of the world’s largest pharmaceutical companies, a marketing arrangement with one of the world’s largest generic drug manufacturers, and other prospective partnership opportunities with additional companies and research institutions.

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

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized, or that those that may be finalized do not provide the economic returns that we expect.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Revenue

For the three months ended September 30, 2007, revenue was $17,343 compared with $20,833 for the three months ended September 30, 2006.  Revenue is recognized for licensing and development fees over the period earned.

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen in connection with the Ciphergen Litigation.  In consideration for entering into the Agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period.  The revenue associated with this settlement was recorded net of attorney fees as deferred revenue in the amount of $470,000 and will be recognized over the sixteen year remaining life of the subject patents.

Cost of Revenues and Gross Margin

Internal development costs of $7,500 were recorded as cost of sales for the third quarter 2007 compared with $9,480 for the third quarter of 2006.  Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold.  All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $65,680 for both the third quarter of 2007 and 2006.  Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $304,352 for the third quarter of 2007 compared with $178,681 for the third quarter of 2006.  The increase is due to higher litigation related legal and patent maintenance expense.

Compensation of $218,396 for the third quarter of 2007 was higher than the $51,587 reported for the third quarter of 2006.  The compensation in 2006 was reduced by a reversal of accrued wages forfeited as part of a cost-reduction in the amount of $143,200.

Other general and administrative expenses increased to $128,729 for the third quarter of 2007 compared to $111,859 for the third quarter of 2006.  This increase was due to slightly higher investor relations and compliance costs.

Loss from Operations

The loss from operations for the third quarter of 2007 was $707,314 compared to $396,454 for the third quarter of 2006.  This increased loss was due to increased costs as discussed previously.

Other Income and Expense

Interest income was $4,926 for the third quarter of 2007 compared to $3,946 in 2006.  Interest income increased because the Company had more cash on hand to invest throughout the third quarter of 2007.

The quarter ended September 30, 2007 includes a charge for settlement of litigation of $42,000, which consists of $10,000 in cash and $32,000 of Company stock.

Interest expense was $81,395 in the third quarter of 2007 compared with $79,698 in the third quarter of 2006.  This increase was due to the higher interest rate associated with the renegotiated promissory notes being in effect for the entire reporting period.

Net Loss

The net loss for the third quarter of 2007 was $825,783 compared to $451,888 for the third quarter of 2006.  The increased loss was due to the increased loss from operations and the litigation settlement.

Net loss per share was $0.01 for the third quarter of 2007 and $0.00 for the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Revenue

For the nine months ended September 30, 2007, revenue was $39,010 compared with $195,833 for the nine months ended September 30, 2006.  Revenue is recognized for licensing and development fees over the period earned.

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen in connection with the Ciphergen Litigation.  In consideration for entering into the Agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period.  The revenue associated with this settlement was recorded net of attorney fees as deferred revenue in the amount of $470,000 and will be recognized over the sixteen year remaining life of the subject patents.

Cost of Revenue and Gross Margin

Internal development costs of $18,900 and $19,134 were recorded as cost of revenues for the nine months ended September 30, 2007 and 2006, respectively.  Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold.  All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $197,040 and $197,039 for the nine months ended September 30, 2007 and 2006, respectively.  Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $796,661 for the nine months ended September 30, 2007 compared with $925,946 for the comparable period in 2006.  These fees, related to legal, accounting and scientific activities, were lower in 2007 because of continued efforts to control costs related to regulatory filing activity, patent protection efforts, general corporate legal and accounting work, and fewer warrants issued to consultants and service providers.

Compensation of $540,106 for the first nine months of 2007 was lower than the $611,609 reported for the first nine months of 2006.  The reduction in compensation is due primarily to options granted in 2006 totaling $190,322 included as compensation.

Other general and administrative expenses decreased to $362,464 for the nine months ended September 30, 2007 compared to $447,274 for the nine months ended September 30, 2006.  This decrease was largely due to ongoing cost containment efforts.

Loss from Operations

The loss from operations for the nine months ended September 30, 2007 was $1,876,161 compared to $2,005,169 for the nine months ended September 30, 2006.  This smaller loss was largely due to ongoing cost reduction efforts as previously discussed, unfavorably offset by reduced revenue.

Other Income and Expense

Interest income was $14,902 for the nine months ended September 30, 2007 compared to $11,945 in 2006.  Interest income increased because the Company had more cash on hand to invest.

In 2007, a litigation settlement of $42,000 was recorded.

Interest expense was $285,509 for the nine months ended September 30, 2007 compared with $120,550 in 2006.  This increase was due to the higher interest rate associated with the renegotiated promissory notes, interest due on the promissory note secured in September 2006, and accretion related to the discount recorded for the warrants issued along with the September 2006 promissory note.

A gain on restructuring accounts payable of $44,594 was recorded in 2007 compared to $97,864 in 2006.

Net Loss

The net loss for the nine months ended September 30, 2007 was $2,144,174 compared to $2,015,910 for the comparable period in 2006.  The reduced loss was due to the diminished loss from operations, unfavorably offset by the litigation settlement.

Net loss per share was $0.02 for the nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

At September 30, 2007, the Company had $2.1 million in available cash.  Cash used by operating activities year to date was $1,022,709.  This was due primarily to the net loss of $2,144,174; however, net non-cash charges and adjustments of $1,121,465 favorably impacted the computation of the net cash used.  Cash used by investment activities was $5,998 due to the acquisition of assets and the investment made in SVM Capital LLC.  Net cash provided by financing activities was $2,436,540, net of $64,460 in fees, due to the cash received from sale of common stock and from the exercise of warrants.

A portion of our cash will be used to satisfy the Company’s remaining outstanding debt obligations related to the acquisition of the SVM assets and fees due to professionals for services performed.

The following table summarizes the due dates of our contractual obligations.

	Total	Less than 1 Year	More than 1 Year
Accrued Interest Payable	$6,028	$-	$6,028
Deferred Compensation	69,500	12,000	57,500
Convertible Notes Payable	49,351	-	49,351
Office Lease	55,327	20,118	35,209
Total	$180,206	$32,118	$148,088

The Company, in an effort to preserve cash, to enable the Company to continue its operations, and as a condition to a loan from a director, negotiated a restructuring of certain of its accounts payable with selected vendors, primarily its legal and professional vendors.  In September 2006, two vendors reduced their outstanding balances by $37,190, or 50%, in settlement of the full liability for a cash payment of $37,190.  This settlement was recorded as a gain on restructuring.  Several other vendors agreed to extend the payment terms and defer collection on outstanding amounts for an indefinite period of time.  The Company currently expects to pay such amounts in three to six months upon increases in revenues and or additional equity or debt financing, although none of those events is certain.  The total amount of accounts payable deferred in September 2006 was $170,966.  The Company also issued 300,000 warrants to these vendors with an exercise price of $0.10 per share.  The fair value of these warrants on the grant date was $16,872 and was recorded as an expense in connection with the restructuring.  The deferred payments to the vendors have all been paid, with the exception of $44,594, which was recorded as a gain on payables restructuring.

On March 1, 2007, the Company recorded a gain on accounts payable restructuring of $44,594 pursuant to the agreement made in the third quarter of 2006 deferring some payments until certain conditions were met or eliminating the liability if these conditions did not occur.

The Company has relied primarily on equity funding plus debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005 and must continue to do so in order to generate sufficient cash to continue operations.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, may result in significant revenue, as further described above.  In the meantime, the Company maintains a vigilant cash conservation program.

On September 7, 2007, pursuant to that certain Securities Purchase Agreement dated as of August 15, 2007, the Company completed the sale to accredited institutional and individual investors of restricted common stock and warrants to acquire restricted common stock for $2,555,000 in cash and the conversion of approximately $1,568,100 of the Company’s outstanding indebtedness into restricted common stock and warrants to acquire restricted common stock.  Under the terms of the sale and conversion, the Company issued 51,538,823 shares of restricted common stock.  In addition, each purchaser of common stock was granted a warrant to acquire an equal number of shares of restricted common stock at a fixed price of $0.14 per share until September 2010, and a warrant to acquire an equal number of shares of restricted common stock at a fixed price of $0.19 per share until September 2010.  These warrants could result in the issuance of up to 103,077,646 additional shares of restricted common stock upon exercise and the payment of the aggregate exercise price of approximately $17,007,812.  Neither the shares sold pursuant to the private placement nor the shares issuable upon the exercise of the warrants will be immediately registered under either federal or state securities laws and must be held for at least one year from the time they are issued or until a registration statement covering such securities is declared effective by the Securities and Exchange Commission.  The Company has agreed to file a registration statement within 45 days of the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and to have that registration statement declared effective thereafter.

The Company has also effected conversions of $594,975 in outstanding principal and accrued interest, which debt was converted to shares of Series A Preferred Stock.

Subsequent Events

On November 6, 2007, the Company and Dr. Stephen Barnhill, the Company’s Chief Executive Officer, entered into an amendment (the “Amendment”) to Dr. Barnhill’s employment agreement whereby Dr. Barnhill’s salary was increased to $300,000 per year.  This increase in salary is effective as of September 7, 2007, and any portion of this increase not paid since September 7, 2007 will be paid to Dr. Barnhill.  The Company also awarded Dr. Barnhill a bonus in the gross amount of $50,000 in recognition of his extraordinary efforts on behalf of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements, which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2006, filed on March 30, 2007.

Item 3.  Controls and Procedures.

As of September 30, 2007 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

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

Effective as of July 1, 2007, the Company entered into a patent license and settlement agreement (the “License Agreement”) with Ciphergen in connection with the Ciphergen Litigation. Pursuant to the terms of the License Agreement, each party agreed to voluntarily dismiss with prejudice any and all claims it has against the other party. Additionally, the Company agreed to grant Ciphergen a narrowly focused license to use the Company’s SVM technology for the analysis of mass spectrometry data generated only by Ciphergen or a research collaborator working specifically on Ciphergen's behalf using Ciphergen’s proprietary SELDI-based mass spectrometers.  Pursuant to Article III of the License Agreement, neither Ciphergen nor their research collaborators are permitted to use the Company’s SVM technology on any other type of molecular diagnostic data for biomarker discovery other than SELDI-based mass spectrometry data. Ciphergen’s limited license of the Company’s SVM technology does not allow Ciphergen to analyze any other molecular diagnostic data such as genomic data, gene chip data, DNA methylation data, histologic or radiologic imaging data, clinical data and the like, all of which are fields of use where the SVM technology have shown success and are the subject of additional licensing opportunities for the Company. In fact, Ciphergen may not use the Company’s SVM technology even on proteomic data unless the data is specifically produced on Ciphergen’s SELDI mass spectrometer and only when analyzed by Ciphergen or a research collaborator working primarily on Ciphergen’s behalf.  Furthermore, Ciphergen's customers have an implied license to utilize the Company's SVM patents that will allow them to continue using SELDI instruments with Ciphergen's Associated Software (which is defined in the License Agreement as Ciphergen’s ProteinChip® Software, Biomarker Patterns™ Software, and CiphergenExpress™ Software).   The License Agreement does not, however, give Ciphergen's customers any right to use the Company’s SVM technology apart from their use of the Associated Software, but rather expressly excludes the addition or substitution of third party-based SVM technology to or for the Associated Software.  Finally, the Company agreed not to sue Bio-Rad for its manufacture, offer for sale, sale, use and importation of SELDI-based mass spectrometers when used with the Ciphergen Associated Software noted earlier.  Bio-Rad has no right to use the Company’s SVM technology apart from the SELDI-based mass spectrometers and Associated Software and the SELDI instrumentation business that Bio-Rad acquired from Ciphergen.  The License Agreement expressly excludes the addition or substitution of third party-based SVM technology to or for the Associated Software.

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

In July 2007, the Company issued 575,000 shares of common stock to a former employee as part of a termination agreement.  The Company also issued 400,000 shares of common stock as part of a litigation settlement in July 2007.

Effective September 7, 2007, the Company issued 31,937,500 shares of common stock in return for $2.55 million in cash.  Each purchaser of common stock also received one warrant to acquire an equal number of shares at $0.14 and one warrant to acquire an equal number of shares at $0.19.  The common shares were valued at $0.07 each and the warrants were valued at $0.005 each for a total of $0.08.

The Company also issued 19,601,323 shares of common stock and 7,737,184 shares of Series A Preferred Stock in a conversion of secured debt to equity.  The amount of debt converted to common stock was $1.6 million and the amount of debt converted to Series A Preferred Stock was $594,975.  Each share of common stock issued in the conversion was accompanied by one warrant to acquire an equal number of shares at $0.14 and one warrant to acquire an equal number of shares at $0.19.

Each of these issuances was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Item 5.  Other Information.

On November 13, 2007, Jimmy Woodward resigned from the Board of Directors of the Company for personal reasons.

Item 6.  Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form SB-2:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Current Report on Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Current Report on Form 8-K filed October 10, 2007.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Current Report on Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(b)	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

10.1	Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.3 to Form 10-KSB, filed April 19, 2005. *

10.1(a)	First Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed January 3, 2006.

10.1(b)	Second Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.3 to Form 8-K, filed September 1, 2006.

10.1(c)	Third Amendment to Employment Agreement with Stephen Barnhill, dated as of August 1, 2007. Registrant incorporates by reference Exhibit 10.1(c) to Form 10-QSB filed August 16, 2007.

10.1(d)	Fourth Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.1 to Current Report on Form 8-K filed September 10, 2007.

10.1(e)	Fifth Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2007.

10.2	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, filed April 19, 2005.

10.3	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, filed April 19, 2005.

10.4	Employment Agreement with Daniel R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to Form SB-2/A, filed December 14, 2005.

10.4(a)	First Amendment to Employment Agreement with Daniel R. Furth, dated as of August 1, 2007. Registrant incorporates by reference Exhibit 10.4(a) to Form 10-QSB filed August 16, 2007.

10.4(b)	Second Amendment to Employment Agreement with Daniel R. Furth. Registrant incorporates by Reference to Exhibit 99.2 to Current Report on Form 8-K filed September 10, 2007.

10.5	Employment Agreement with Robert S. Braswell IV, dated as of January 1, 2006. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed February 2, 2006.

10.6	Form of Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed January 3, 2006.

10.7	Promissory Note by the Company in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed September 5, 2006.

10.8	Warrant by the Company in favor of William F. Quirk, Jr. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed September 5, 2006.

10.9	Form of Second Amendment to Promissory Note. Registrant incorporates by reference Exhibit 99.4 to Form 8-K, filed September 5, 2006.

10.10
Patent License and Settlement Agreement by and between the Company and Ciphergen Biosystems, Inc. dated as of July 1, 2007.  Registrant incorporates by reference Exhibit 10.10 to Form 10-QSB filed August 16, 2007.

10.11
Securities Purchase Agreement by and between the Company and the investors listed on Schedule A and Schedule B dated as of August 14, 2007.  Registrant incorporates by reference Exhibit 10.11 to Form 10-QSB filed August 16, 2007.

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

Health Discovery Corporation Registrant

Date: November 14, 2007	/s/ Stephen D. Barnhill M.D.
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: November 14, 2007	/s/ Daniel R. Furth
Printed Name: Daniel R. Furth
Title: Executive Vice President / Principal Financial Officer/Secretary