Form 10-K
period 2007-12-31
HEALTH DISCOVERY CORP
filed 2008-03-31
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-62216

HEALTH DISCOVERY CORPORATION
(Name of small business issuer in its charter)

Georgia	74-3002154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Bryan Street, Suite #601, Savannah, GA	31401
(Address of principal executive offices)	(Zip Code)

(912) 443-1987
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Exchange Act:
None

Securities Registered Pursuant to Section 12 (g) of the Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). ☐

State issuer’s revenues for its most recent fiscal year.  $57,905

The aggregate market value of the voting common stock held by non-affiliates as of March 24, 2008 was approximately $4,854,064.  There were 169,007,206 shares of common stock outstanding as of March 24, 2008.  There were 7,437,184 shares of Series A Preferred Stock outstanding as of March 24, 2008.

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

On September 30, 2003, we acquired the assets of Fractal Genomics, LLC, a company with patented Fractal Genomics Modeling (“FGM”) software, through the issuance of 3,825,000 common shares of the Company.  In addition to the shares of common stock of the Company issued for the acquisition of Fractal Genomics, LLC’s assets, the Company agreed to execute a note for $500,000 payable in $62,500 quarterly installments to the seller beginning on January 1, 2004 with the final payment being made in October 2005.  Our acquisition of Fractal Genomics’ assets was completed on December 30, 2003.

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

On July 12, 2007, we completed our reincorporation in Georgia by effecting a conversion in our legal domicile from Texas to Georgia.  Our business, assets, liabilities, net worth and headquarters were unchanged as a result of the conversion, and our directors and officers prior to the conversion continued to serve after the conversion.  In connection with the conversion, the Company’s shares were converted on a one-for-one basis.

The conversion was approved by the shareholders holding at least two-thirds of the outstanding common shares of the Company at the reconvened special meeting of the shareholders held on June 13, 2007.  Articles of Conversion were filed with the Secretaries of State of Texas and Georgia on July 12, 2007 to effect the reincorporation.

In connection with the conversion, we filed Articles of Incorporation in the State of Georgia, which increased the number of authorized shares of common stock, no par value, from two hundred million (200,000,000) shares to three hundred million (300,000,000) shares and authorized thirty million (30,000,000) shares of preferred stock, no par value, with the rights and preferences to be determined by the Company’s Board of Directors prior to issuance.  We also amended and restated our Bylaws.  The Articles of Incorporation and Bylaws were submitted to the shareholders and were approved on June 13, 2007.

On October 9, 2007, we filed Articles of Amendment (the “Amendment”) with the Secretary of State of the State of Georgia to amend our Articles of Incorporation.  The Amendment sets forth the rights and preferences of the Series A Preferred Stock, including the right to receive dividends, the right to vote on matters presented to holders of common stock, a preference right in the event of liquidation, and the right to convert the Series A Preferred Stock into Common Stock.  The Amendment was authorized by the Board of Directors on October 5, 2007.

On March 4, 2008, we formed two wholly owned subsidiaries, SVM Technology Inc., a Georgia corporation, and SVM Technology Inc., a Delaware corporation.  We anticipate that we will use each of these subsidiaries to expand our business model by applying SVM technology outside of scientific discovery in the healthcare arena.

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data.  Biomarkers are biological indicators or genetic expression signatures of certain disease states.  Our intellectual property is protected by more than 70 patents that have been issued or are currently pending around the world.

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

Our Principal Market

The principal healthcare market for our pattern recognition technology and biomarker discoveries is medical diagnostics, particularly the rapidly growing field of molecular diagnostics.  The market consists of two basic types of diagnostic procedures: in vitro tests performed on a patient’s fluid or tissue samples and in vivo tests performed directly on the body, including blood pressure monitoring and imaging analysis such as x-rays.  In vitro diagnostics (IVD) can be further divided into several major segments including clinical chemistry, immunochemistry, hematology/cytometry, microbiology, and molecular diagnostics.

The IVD portion of the diagnostics market currently accounts for over $31 billion in sales worldwide.  Today, the molecular diagnostics segment represents a fraction of the IVD revenues with about $2.5 billion in sales, but it is widely considered to the be the fastest growing segment, estimated at a 20-25% compounded annual growth rate, mainly in the U.S. and EU markets, versus 6-7% for IVD as a whole.  It is difficult to accurately assess the size of this segment since many countries do not have reference laboratories external to hospitals.  Areas of particular growth include infectious diseases, oncology, genetic diseases, and pharmacogenetic analyses.  Companies involved in this space include several major pharmaceutical and diversified corporations.  Roche, Abbott, and Johnson & Johnson have diagnostics divisions that generated $8.8 billion, $4.0 billion, and $1.5 billion in revenue in 2006, respectively, while Siemens and General Electric operate medical imaging segments that are expanding in diagnostics.  Other market players include large technology companies like Becton-Dickinson, Beckman Coulter, and Bio-Rad.

IVDs have been established as effective tools for all aspects of disease management, especially in areas of unmet clinical need.  Such tests have been developed for screening and prognosis as well as for applications, such as determination of genetic predisposition to disease, detection of presymptomatic disease, and prediction of individual drug response.

Molecular Diagnostics

Within the overall IVD market, the molecular diagnostics segment is expected to expand dramatically, largely attributable to advances in genomics and proteomics. Primary market drivers include the addition of new diagnostic tests in high volume testing areas coupled with the introduction of new instrumentation that provide greater ease, speed, and quality in test performance.  Given its annualized growth rate, the potential for molecular diagnostics is particularly impressive in the U.S. which represents the largest commercial market with the most favorable conditions for entry and marketing.

Borrowing from the two disciplines of genomics and proteomics, molecular diagnostics categorizes cancer and other diseases using technology such as mass spectrometry and gene chips.  Genomics is the study of all the genes in a cell or organism, and proteomics is the study of all the proteins.  Molecular diagnostics determines how these genes and proteins interact in patients by focusing on patterns – gene and protein patterns – in different types of healthy and diseased patient cells.  Molecular diagnostics uncover these genomic and proteomic changes and capture this information as expression patterns.  Also called molecular signatures, these expression patterns improve clinicians' ability to diagnose cancer earlier, predict which patients will respond to certain treatments, predict cancer recurrence risk, and select appropriate treatment for individual patients.

Molecular diagnostics can facilitate early, accurate screening and prediction of diseases in their asymptomatic stages, years before symptoms manifest or diseases actually begin.  This allows intervention to begin earlier, perhaps preventing the disease entirely.  Early intervention will allow the healthcare system to encompass both preventative and reactive medicine, improving overall healthcare efficiency and possibly reducing systemic healthcare expenditures.

The molecular diagnostics industry is an increasingly powerful health care participant with tremendous potential.  It is characterized by a very diverse, constantly changing technology base that continuously produces new opportunities and applications.  Advances in polymerase chain reaction (“PCR”), multiplexing, sequencing and other technologies are propelling both new and old companies forward with novel capabilities. Similarly, a growing understanding of the molecular basis of cancer and other chronic diseases has awakened new realms of medicine to the possibilities of molecular diagnostic testing.

Clinicians have discovered that molecular diagnostics have many uses beyond just the creation of new screening and diagnostic tools.  Expression patterns can also provide information for the design of new cancer treatments, monitor the treatment’s effectiveness as it is studied in a clinical trial, and even predict the patient’s response to a new treatment.  In addition to its importance in addressing the many kinds of cancer, molecular diagnostics will likely become an important technology for detecting resistance to antibiotics, a major hazard in the hospital setting.  In the future, molecular tests should be able to determine within two to three hours not only the nature of an infection, but also therapeutic selection and any potential resistance.

The molecular diagnostics market is a rapidly growing and rapidly changing market with explosive potential, multiple opportunities for entry and growth, and intensifying competition.  New tests and new instruments to perform automated analysis continue to expand the capabilities of companies in this segment.  The identification and validation of novel genes, gene products, and biomarkers makes it possible to develop and introduce even more tests.  The market includes sales of reagents, instruments, and kits to clinical laboratories and research reagents that can be used by labs to develop their own in-house procedures.  It also includes testing services by those clinical labs that have developed their own products, plus diagnostics companies that operate their own branded, certified testing services.

Molecular diagnostic tests typically analyze DNA, RNA, or protein biomarkers (analytes) to identify a disease, determine its course, evaluate response to therapy, or predict individual predisposition to a disease.  The techniques applied involve analysis of DNA sequences, DNA methylation patterns, gene expression profiles, proteins, protein expression, or combinations of these biomarkers.  Such biomarkers provide direct information about genotypic and/or phenotypic changes associated with specific diseases or responses to treatment.  Biomarker analysis has also become an important tool in drug discovery, preclinical drug development, and patient monitoring during clinical trials.

Most molecular diagnostics currently on the market are primarily single-analyte tests involving the detection of a single gene or protein.  However, many disease-related processes are multifactorial, involving the abnormal expression of multiple genes or proteins.  Second-generation molecular diagnostics are anticipated to utilize novel detection technologies and multiplexing platforms to allow the measurement of a large number of analytes simultaneously.  These innovations will increasingly utilize multiplexing platforms such as DNA microarrays that perform parallel biomarker analysis.

The market has been driven by transition to fully automated systems, real time amplification, and growing development of point-of-care platforms.  Industry experts estimate that future growth will stem from emerging applications like genotyping for identifying drug resistant strains; bioterrorism testing applications within infectious disease; disease diagnostics and prognostic assays for disease applications like sepsis and nosocomial infections, such as MRSA, cancer, cardiovascular disease, and Alzheimer’s disease; diagnosis of inherited disorders; and theranostics companion diagnostics.

Genomic testing to determine diagnosis, therapeutic selection and response, and preventative measures is an important segment of the overall IVD market.  Although this segment is small today, it is an extremely fast-growing component.  Today, genomic testing is responsible for driving growth of the overall market, currently constituting approximately 7%–8% of the clinical testing service market.  In the service segment, genomic testing is growing by about 60%–75% per year.

Other market segments include traditional genomics, personalized medicine, and cancer with 13%, 9%, and 8% of the U.S. clinical lab services market, respectively.  Experts predict that the cancer segment is growing at 20% a year, traditional genomics about 15% a year, and personalized medicine about 20% a year, compared to the 5-10% growth rate for infectious diseases.

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

Diagnostics addressing the pharmacogenetic testing segment (i.e. companion diagnostics and surrogate biomarkers) are expected to drive market growth in the years ahead.  Pharmacogenetics broadly relates to the study of genetic variations and their application to drug discovery to provide personalized therapy.  Currently the second largest market sector behind diagnostics for infectious diseases, the pharmacogenetic sector of the molecular diagnostics market is projected to grow rapidly.

The Role of HDC’s Technology in Molecular Diagnostics

Our SVM technology offers pharmaceutical companies a key tool as they approach drug discovery in this new era of personalized medicine.  Accordingly, our marketing efforts are focused on utilizing our technology in partnership with many of the world’s leading pharmaceutical and life-sciences companies.  Our primary commercialization pathway for our technology and discoveries is to enter into both licensing agreements and joint development opportunities that feature up-front license fees, fee-for-service development revenue, milestone payments, and royalty streams.  We believe the pharmaceutical segment offers us an excellent commercial opportunity for the application of our technology, as the pharmaceutical industry is characterized by costly R&D efforts to create new patent-protected products, fierce competition for products that are not so well protected, and ongoing consolidation as major companies acquire smaller players to add new products to existing pipelines.

The use of HDC’s SVM technology and our discovered biomarkers may help pharmaceutical companies develop and evaluate new drugs and medical therapies in less time and at lower cost.  According to the lobby group PhRMA, only 1 of every 10,000 potential medicines investigated by America's drug companies survives the research and development process and is approved for patient use by the U.S. Food and Drug Administration (FDA).  On average, the drug developmental process can take up to 15 years in research and development, with costs approaching many hundreds of millions of dollars. This extended timeframe and enormous expense has led to an emphasis on the development of “blockbuster” drugs.

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

Using companion diagnostics in patient care can substantially improve patient outcomes and pave the way for more personalized, targeted medicine by reducing both misdiagnoses and adverse reactions, and by eliminating unnecessary and expensive downstream tests.  Today, patient dosage levels are based on age, sex, and weight, as determined by empirical studies. However, specific drug metabolism may be as individualized as one’s fingerprint.  In the future, molecular diagnostics may be able to direct physicians to the right drugs for every patient, no matter what the illness.

This trend towards personalized medicine may ultimately lead to the reduction of overall healthcare expenditures.  What is known as a surrogate molecular marker may now be substituted for the lengthy process of comparing the effects of a prospective new drug versus a placebo on the ultimate outcome of a disease.  As a result, a drug’s effectiveness against the disease process in question may be monitored more efficiently by evaluating the presence or absence of a specific biomarker, thereby avoiding failures late in the research and development process as well as the threat of recalls.  One example of the successful application of biomarker data to therapeutic evaluation is the use of blood cholesterol levels to evaluate the effectiveness of cholesterol lowering drugs.  This approach has the potential for creating a revolutionary new paradigm in the conduct of clinical trials worldwide.

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

SVM Overview

SVMs are mathematical algorithms that allow computers to sift through large, complex datasets to identify patterns.  SVMs are widely acknowledged for their ability to discover hidden relationships in these complex datasets.  With the ability to handle what is known as infinite dimensional space, SVMs are broadly considered to be superior to neural networks and other mathematical techniques.  SVM is a core machine learning technology with strong theoretical foundations and excellent empirical successes.

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

The new generation of learning algorithms that were developed based on this theory has proved to be remarkably resistant to the problems imposed by noisy data and high dimensionality. They are computationally efficient, have an inherent modular design that simplifies their implementation and analysis and allows the insertion of domain knowledge, and, more importantly, they have theoretical guarantees about their generalization ability.  SVMs have been validated in hundreds of independent academic publications and presentations.  In recognition for his work, Professor Vapnik received the prestigious Alexander von Humboldt Prize from the German government honoring foreign scientists and scholars for lifetime achievement.

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

Recursive Feature Elimination - Support Vector Machine Overview

Recursive Feature Elimination (RFE-SVM) is an application of SVM that was created by members of HDC’s science team to find discriminate relationships within clinical datasets, as well as within gene expression and proteomic datasets created from micro-arrays of tumor versus normal tissues. In general, SVMs identify patterns – for instance, a biomarker/genetic expression signature of a disease.  The RFE-SVM utilizes this pattern recognition capability to identify and rank order the data points that contribute most to the desired results based on specificity or sensitivity.  The Company believes that its two RFE-SVM patents are currently the only RFE patents issued in the world.

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

Fractal Genomic Modeling Overview

On September 30, 2003, we acquired the assets of Fractal Genomics, LLC, a company with patented FGM software.  The fractal technology is used to find discriminate relationships within clinical datasets as well as within gene expression datasets created from micro-arrays of disease versus normal tissues.

The FGM data analysis technique has been shown to improve the mapping of genetic pathways involved in the diagnosis and prevention of certain diseases. HDC scientists feel that these analytic methods are effective for finding genes implicated in several cancers, HIV infection, lymphedema, Down's syndrome, and a host of other diseases, as well as the pharmacogenetic profiling of patients.

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

Benign Prostatic Hyperplasia (BPH)

HDC has identified and patent-protected a subset of genes that separates benign prostatic hyperplasia (BPH) from prostate cancer with a high degree of accuracy.  This same set of genes also separated BPH from normal tissue patterns, indicating that BPH is a disease with molecular characteristics of its own.  This discovery could be used to develop a new non-invasive diagnostic test for BPH, which does not currently exist, as well as a completely new type of therapy for patients with this disease.  This patent-protected gene set is the subject of discussions with an international pharmaceutical company to be used as a surrogate biomarker for their clinical trial evaluating a new BPH drug.

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

Prostate Cancer

HDC has identified, patent-protected and recently licensed a genetic biomarker signature that identifies clinically significant high grade prostate cancer cells based on analysis of tissue samples.  More than one million men a year undergo biopsies of the prostate gland after a cancer-screening test reveals moderately elevated levels of prostate specific antigen (PSA) in the blood.  Upon the achievement of successful validation, the Company’s test will be used to analyze patients with elevated PSA, abnormal rectal exams, but negative biopsy results to determine if there is genomic evidence of grade three or higher cancer cells present in biopsy tissue, indicating the presence of a cancer missed by the biopsy.

Prostate cancer is the second-leading cause of cancer death in men, after lung cancer. The National Cancer Institute (NCI) estimates that more than 186,000 new cases of prostate cancer will be diagnosed in the U.S. in 2008, with more than 28,660 deaths.

Leukemia

HDC has identified and patent-protected a set of leukemia genes that can separate ALL-T-cell leukemia from ALL-B-cell leukemia with a high degree of accuracy.  The Company collaborated with the University of Texas M.D. Anderson Cancer Center to analyze a gene expression database to identify new biomarkers and pathways involved in leukemia.  The Company intends to further validate this finding in anticipation of developing a molecular diagnostic product for commercialization.

Leukemia is a type of cancer that originates in the bone marrow. The accumulation of malignant cells interferes with the body's production of healthy blood cells and makes the body unable to protect itself against infections. The National Cancer Institute (NCI) estimates that more than 44,000 new cases will be diagnosed in the U.S. in 2008, with almost 22,000 deaths.

Colon Cancer

HDC has identified and patent-protected colon cancer-specific biomarkers that can be used in the development of diagnostic assays for cancer detection, disease discrimination, and even a potential vaccine. The aim of this early biomarker discovery project was to define the gene expression patterns associated with colon cancer.  Our RFE-SVM served as an effective tool for sifting through the noise of thousands of measurements to highlight only those genes that optimally contributed to the study focus.  The Company is currently validating these findings in anticipation of developing a molecular diagnostic product for commercialization.

In the United States, colorectal cancer is the third most common cancer in men and women. The National Cancer Institute (NCI) estimates that more than 108,000 new cases of colon and rectal cancer will be diagnosed in the U.S. in 2008, with nearly 50,000 deaths.

AIDS

HDC identified and patent-protected an AIDS expression signature that separated AIDS brain cells from non-AIDS brain cells with a high degree of accuracy.

This biomarker discovery was accomplished in conjunction with Dr. Paul Shapshak, Director of the Dementia/HIV Laboratory at the University of Miami Medical School, and a group of leading scientists using HDC's proprietary FGM analysis technique.  HDC sold the biomarker discovery to the University of Miami in November 2005.

HIV-related dementia occurs in 40-60% of all cases of HIV infection that are left untreated. Even when treated, dementia occurs in 10 percent of all cases of HIV infection, with the number continuing to rise as the virus becomes resistant to treatment. The dementia is related to inflammation in the brain caused by HIV infection, a problem whose underlying genetic causes are complex and largely unknown.

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

For women, breast cancer is the most common non-skin cancer and the second leading cause of cancer-related death in the United States.  However, death rates from breast cancer have been declining since 1990, and these decreases are believed to be the result, in part, of earlier detection and improved treatment.  Mammography remains the best method of early breast cancer detection.  According to studies cited by the National Cancer Institute, 10-20% of breast cancers detected by a physical exam were missed by a film mammogram.  For this reason, there have been extensive research efforts to improve mammography.

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

Both digital and film mammography use X-rays to produce an image of the breast.  In film mammography, which has been used for over thirty-five years, the image is created directly on a film.  While standard film mammography is very good, it is less sensitive for women who have dense breasts.  A major limitation of film mammography is the film itself.  Once a film mammogram is obtained, it cannot be significantly altered; if the film is underexposed, for example, contrast is lost and cannot be regained.

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

MetastaSIGHT

Cancer cells have the ability to migrate from the organ of its origin to any distant organ throughout the body. This is known as metastasis, the hallmark of malignant cancers. During metastasis, cancerous cells break through barriers to travel through the body's circulatory system to invade other organs. These cells form new cells in vital organs throughout the body, becoming secondary tumors that destroy normal cells by depriving them of nutrition.

Even with today’s best treatment when the cancer is forced into remission, metastasis will not necessarily leave the body. Metastasis cannot be eliminated by surgery. Often, malignant cells circulate in the blood before detection by clinical examination.  MetastaSIGHT uses an SVM-based approach to introduce new cellular imaging technology that identifies circulating tumor cells in the blood.

Employees

On December 31, 2007, we had 4 full time employees.  We do not expect any significant change in the number of employees over the next 12 months.

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

Governmental Regulation

Our business plan involves Biomarker Discovery in the field of molecular diagnostics.  This early discovery process does not involve any governmental regulations or approvals.  If we are successful in licensing our discoveries to other companies, FDA approvals may be required before the ultimate product may be sold to consumers.  Companies licensing our discoveries or technologies will be responsible for all costs involved in such approvals.  If we are not successful in licensing these discoveries and choose to take these discoveries to market ourselves, we may then be subject to applicable FDA regulations and would then bear the costs of such approvals.

We know of no governmental regulations that will affect the Company’s current operations or products.

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of twenty-seven patents which were or have since issued as well as thirty-nine other patent applications that are pending in the U.S. and elsewhere in the world.  The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original IP, HDC are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,427,141	Enhancing Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Australian Patent No. 780050	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Chinese Patent No. ZL00808062.3	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

German Patent No. DE60024452.0-08	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Israeli Patent No. 146705	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Norwegian Patent No. 319,838	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

South Korean Patent No. 724104	Enhancing Knowledge Discovery from Data Sets Using Multiple Support Vector Machines	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Australian Patent No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Application No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Publication No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Hong Kong Application No. 011065063	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Indian Application No. 2000/00580	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Canadian Application No. 2,371,240	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Indian Application No. 2001/01329	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Japanese Application No. 2000-620577	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Canadian Application No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

European Publication No. 1236173	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Application No. 2001-534088	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

U.S. Patent Publication No. 2005/0165556	Colon Cancer-Specific Markers	05/01/2019

U.S. Patent Publication No. 2007/0092917	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	05/01/2019

U.S. Application No. 11/926,129	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent Publication No. 2008/0033899	Feature Selection Using Support Vector Machine Classifier	05/01/2019

European Publication No. 1828917	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	11/14/2025

Canadian Application No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Publication No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Application No. 2002-560076	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Publication No. 1384155	Spectral Kernels for Learning Machines	02/19/2023

U.S. Application No. 11/929,354	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

European Publication No. 1393196	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent Publication No. 2006/0224539	Computer-Aided Image Analysis	05/24/2020

Canadian Application No. 2,435,290	Computer Aided Image Analysis	01/23/2022

European Publication No. 1356421	Computer Aided Image Analysis	01/23/2022

U.S. Application No. 11/929,213	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent Publication No. 2005/0071140	Model Selection for Cluster Data Analysis	05/17/2022

U.S. Application No. 11/929,522	Model Selection for Cluster Data Analysis	05/17/2022

U.S. Patent Publication No. 2006/0064415	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Application No. 11/928,606	Data Mining Platform for Knowledge Discovery from Heterogeneous Data Types and/or Heterogeneous Data Sources	08/07/2020

U.S. Application No. 11/928,641	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent Publication No. 2005/0228591	Kernels and Kernel Methods for Spectral Data	08/07/2020

U.S. Application No. 11/929,169	Kernels and Kernel Methods for Spectral Data	08/07/2020

U.S. Patent Publication No. 2005/0131847	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

U.S. Application No. 11/928,784	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

European Publication No. 1449108	Pre-Processed Feature Ranking for a Support Vector Machine	11/07/2022

U.S. Application No. 11/829,039	Biomarkers for Screening, Predicting, and Monitoring Benign Prostate Hyperplasia	01/24/2022

U.S. Application No. 12/025,724	Biomarkers Upregulated in Prostate Cancer	01/24/2022

U.S. Provisional Application No. 60/976,791	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	01/24/2022

U.S. Provisional Application No. 61/027,416	Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2028

HDC also owns intellectual property rights in U.S. and foreign patents and pending patent applications covering the FGM technology.  The FGM portfolio includes two issued patents and three pending patent applications, which are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,920,451	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

European Patent No.: 1252588	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

U.S. Patent Publication No.: 2005/0079524	Method for Identifying Biomarkers Using Fractal Genomics Modeling.	01/19/2021

U.S. Patent Publication No.: 2005/0158735	Method for Studying Cellular Chronomics and Causal Relationships of Genes Using Fractal Genomics Modeling.	01/19/2021

U.S. Patent Publication No.: 2005/0076190	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

Our Competition

HDC’s main service/product is Biomarker Discovery.  While a number of companies perform Biomarker Discovery, we feel that our SVM and FGM technologies give us a distinct advantage over competing technologies.  Neither classical statistical analysis nor neural networks (the two competing technologies) can handle the large amounts of inputs necessary to produce fully validated biomarkers.

Customers and Licensees

We have produced sales, licensing, and developmental revenue since 2005 through agreements with a few customers and licensees. We have a strategic alliance and licensing agreement with Clarient, Inc. for commercialization of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  Pursuant to our agreement, Clarient, Inc. obtained an exclusive license to the prostate cancer test in exchange for our 30% royalty interest from all reimbursements of the test once commercialized.  Since entering into the agreement, together we have completed implementation of necessary assays and specimen transfer from an internationally known cancer center required to validate the PCR based tests at Clarient prior to the commercial launch as a CLIA diagnostic test for prostate cancer.  We also received our first royalty proceeds related to our licensing agreement with Bruker Daltonics in December 2007.  These royalties relate to Bruker Daltonics’ sales of its ClinProToolsTM clinical proteomics product line for its mass spectrometers, which contains our SVM technology.  While the initial royalty was relatively small, it represents HDC’s first royalty check from this relationship and offers the opportunity of future royalties for the life of the patents related to future sales of the Bruker product.   We have also been and continue to be in meaningful discussions with a variety of parties, which, if successful, may result in additional customers and licensees, and as a result, additional revenue.

While we have a number of negotiations in process with potential licensing partners, including in the field of anatomic pathology imaging (which includes such things as PAP smear tests, biopsies, surgical specimens, and cytology specimens), there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized, or that those that may be finalized do not provide the economic returns that we expect.

Research and Development

Our past Research and Development costs have been minimal due to the unique relationships we have maintained with the members of our scientific team and their institutions.  Our total R&D costs have consisted solely of the consultant fees paid to Dr. Stamey, Dr. Vapnik, and Dr. Guyon.  These fees consisted of $46,432 in cash for 2007 and $70,734 in cash for 2006.

ITEM 1A.  RISK FACTORS

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

We are a high-risk company in a volatile industry.  In September 2003, we completely changed the focus of our business from wireless telecommunications to biotechnology.  Consequently, we have a limited history on which to base an evaluation of our business and prospects.  Thus, investors should recognize that an investment in our company is risky and highly speculative.  We are a developing business, and our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  Failure to implement and execute our business and marketing strategy successfully, to provide superior customer service, to respond to competitive developments and to integrate, retain and motivate qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We must successfully overcome these and other business risks.  If our efforts are unsuccessful or other unexpected events occur, purchasers of the common stock offered hereby could lose their entire investment.

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

Since reorganizing in 2003, our focus and our business model have been continually evolving.  Accordingly, we have a history of operations in which there is limited information to identify any historical pattern. Even if we could discern such a pattern, the rapidly evolving nature of the biotechnology and pharmaceutical industries would make it very difficult to identify any meaningful information in such short a history.  Therefore, it is also difficult to make any projections about the future of our operations.  This difficulty may result in our shares trading below their value.

We will have negative operating income and may never become profitable.

Our operating expenses are expected to exceed our income until we successfully complete transactions resulting in sufficient revenue and thus our capital will be decreased to pay these operating expenses.  If we ever become profitable, of which there is no assurance that we can, from time to time our operating expenses could exceed our income and thus our capital will be decreased to pay these operating expenses.

We may need additional financing.

If we are unable to generate sufficient revenue, additional proceeds may be required to finance our activities. We cannot assure prospective investors that we will not need to raise additional capital or that we would be able to raise sufficient additional capital on favorable terms, if at all. No binding arrangements have been made to secure such financing, and there can be no assurance that such additional financing will be available when required on terms acceptable to us.  If we fail to raise sufficient funds, we may have to cease operations, which would materially harm our business and financial results. If we raise additional capital by issuing equity securities, our stockholders may experience dilution. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Our stock price has, since September 1, 2003, traded as high as $0.60 and as low as $0.04.  Our stock price could fluctuate significantly due to a number of factors beyond our control, including:

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

Our management may be unable to address future growth.

We anticipate that if we experience a period of growth in the future, a period of significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion will place a significant strain on our management, operational and financial resources. To manage future growth of our operations, if any, we will be required to improve existing and implement new operational systems, procedures and controls, and to expand, train and manage our employee base. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage the required personnel or that we will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to obtain customers for our platforms, tools and services depends in large part upon the perception that our technologies can help accelerate their efforts in drug and diagnostics discovery.  Our ability to obtain customers for our therapeutic or diagnostic product candidates significantly depends on our ability to validate and prove that each such product candidate is suitable for our claimed therapeutic or diagnostic purposes.  Our ability to obtain customers will also depend on our ability to successfully negotiate terms and conditions for such arrangements. The sales cycle for our therapeutic and diagnostic product candidates is typically lengthy and may take more than 12 months.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property.  We lease 908 square feet of office space in Savannah, Georgia, pursuant to a three year lease dated July 1, 2007 for a cost of $1,678 per month.  Our principal executive office is located at 2 East Bryan Street, Suite #601, Savannah, Georgia 31401, and our telephone number is (912) 443-1987.  Our principal executive office is well maintained and suitable for the business conducted in it.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

	High	Low
First Quarter 2006	$0.15	$0.10
Second Quarter 2006	$0.12	$0.06
Third Quarter 2006	$0.13	$0.07
Fourth Quarter 2006	$0.17	$0.08

First Quarter 2007	$0.16	$0.09
Second Quarter 2007	$0.14	$0.09
Third Quarter 2007	$0.11	$0.07
Fourth Quarter 2007	$0.11	$0.07

At December 31, 2007, there were approximately 362 holders of record of our common stock.

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

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	9,800,000	$0.105	0
Total	9,800,000	$0.105	0

Private Placements

On March 9, 2005, we completed the private sale of 30,703,125 shares of restricted common stock to certain institutional investors and individual accredited investors at an offering price of $0.16 per share for a total of $4,912,500.  For every share of common stock purchased, each investor received warrants to purchase one share of the Company’s common stock at $0.24 per share, exercisable until December 31, 2008. This could result in the issuance of up to 30,703,125 additional restricted common shares upon exercise.  We entered into purchase agreements with each of the investors.  Under each agreement, the Company agreed to use its best efforts to file a registration statement to register the shares of common stock and the shares underlying the warrants issued and sold to the investors by May 9, 2005, and to use its best efforts to cause the registration statement to be declared effective July 6, 2005.  Shares totaling 540,000 were issued in 2005 under the penalty provisions of the agreement.  The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they were registered the securities could not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration.  The shares and the warrants were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.  Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended).  On March 10, 2005, we filed registration statement No. 333-124750 for 18,609,375 shares of restricted common stock and the equivalent number of warrants.  On December 14, 2005, the Company filed registration statement 333-124750 wherein 31,622,749 shares of stock and 32,638,436 warrants were registered with the Securities and Exchange Commission.  On July 12, 2007, we filed a Post-Effective Amendment to Form SB-2 to deregister the shares registered on registration statement No. 333-124750.

Effective September 7, 2007, the Company issued 31,937,500 shares of restricted common stock in return for $2.55 million in cash.  Each purchaser of common stock also received one warrant to acquire an equal number of shares at $0.14 (the “Tranche 1 Warrants”) and one warrant to acquire an equal number of shares at $0.19 (the “Tranche 2 Warrants”).  The holders must exercise fifty percent of the Tranche 1 Warrants if the market price for the Company’s common stock is $0.17 for a period of thirty consecutive calendar days.  The holders must exercise fifty percent of the Tranche 2 Warrants if the market price for the Company’s common stock is $0.24 for a period of thirty consecutive calendar days.  The common shares were valued at $0.07 each, and the warrants were valued at $0.005 each for a total of $0.08.  The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities could not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration.

The Company also issued 19,601,322 shares of common stock and 7,437,184 shares of Series A Preferred Stock in a conversion of secured debt to equity.  The amount of debt converted to common stock and warrants was approximately $1.6 million and the amount of debt converted to Series A Preferred Stock was $594,975.  Each share of common stock issued in the conversion was accompanied by one warrant to acquire an equal number of shares of common stock at $0.14 and one warrant to acquire an equal number of shares of common stock at $0.19.  The holders must exercise fifty percent of the Tranche 1 Warrants if the market price for the Company’s common stock is $0.17 for a period of thirty consecutive calendar days.  The holders must exercise fifty percent of the Tranche 2 Warrants if the market price for the Company’s common stock is $0.24 for a period of thirty consecutive calendar days.

The shares of Series A Preferred Stock may be converted into common stock of the Company at any time without the payment of additional consideration.  The Series A Preferred Stock must be converted into common stock of the Company when the trading value of the common stock of the Company exceeds $0.12 per share for a period of 30 consecutive calendar days.  The holder of the Series A Preferred Stock has the right to receive dividends, the right to vote on matters presented to the common stockholders, and a preference right in the event of liquidation in an amount equal to $594,975, which is the amount of debt converted, plus any declared but unpaid dividends.  The Company has a right to redeem the shares of Series A Preferred Stock upon the fifth anniversary of the issue date at a redemption price of $0.08 per share.

Additional Issuance of Securities

During the first quarter of 2006, Mr. David Cooper was issued 600,000 shares of the Company’s common stock in exchange for exercising his options, which had an exercise price of $0.01.  On March 31, 2006, Mr. William F. Quirk, Jr. purchased 1,000,000 shares of the Company’s common stock with accompanying warrants to acquire an equal number of shares.  The purchase price for the common shares was $0.10 per share, and the exercise price of the warrants is $0.15 per share.

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

In addition, during the third quarter of 2006, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to a member of the Company’s Scientific Advisory Board for providing advisory services to the Company beyond which was expected in his capacity as a Scientific Advisory Board member.  These warrants vest immediately and have an exercise price of $0.10 per share.

During the third quarter of 2006, the Company issued 230,000 shares of stock for warrants exercised at $0.08 each.  Proceeds of $18,400 were recorded in capital stock.

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each.  Proceeds of $1,000 were recorded in capital stock.  In February 2007, the Company granted warrants to purchase 15,235,000 restricted shares of Company stock at a fixed price of $0.35 per share, exercisable until November 1, 2007.  These warrants expired in November 2007.  Also in February 2007, the Company issued warrants to purchase up to 500,000 shares of Company common stock to consultants, which vested immediately, and have an exercise price of $0.14.  Additionally, the Company issued a warrant to purchase up to 100,000 shares of Company common stock to a consultant, which vests over ten months, and has an exercise price of $0.14.

During the second quarter of 2007, the Company issued warrants to purchase up to 500,000 shares of Company common stock to consultants, which vested immediately and had an exercise price of $0.11.

 In July 2007, the Company issued 575,000 shares of common stock valued at $46,000 to a former employee as part of a termination agreement.  In connection with that termination agreement, the Company also issued to the former employee a warrant to purchase 300,000 shares of Company common stock with an exercise price of $0.08.  These warrants vested immediately and expire in three years.  The Company also issued 400,000 shares of common stock valued at $32,000 as part of a litigation settlement in July 2007.

During the third quarter of 2007, the Company issued warrants to purchase 60,750 shares of Company common stock to a vendor as payment for professional services.  These warrants expire on December 31, 2008, vested immediately, and have an exercise price of $0.10.

Two new directors were each awarded warrants to purchase 1,500,000 shares of Company common stock, which vest over three years and expire in six year.  These warrants have an exercise price of $0.08, and will be charged as directors’ fees over the vesting period.  One director subsequently forfeited his warrant upon his resignation as a director.

All of these issuances of equity securities in 2006 and 2007 were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6.  Management’s Discussion and Analysis or Plan of Operation

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

We intend to provide pharmaceutical and diagnostic companies with all aspects of diagnostic and drug discovery, from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens.  We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

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

Operational Activities

The Company actively markets its technology and related developmental expertise to several prospects in the healthcare field, including some of the world’s largest corporations in the pharmaceutical, biotech, and life sciences industries.  Given the scope of some of these prospects, the sales cycle can be quite long, but management believes that these marketing efforts will produce favorable results.

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  Under the terms of that agreement, Clarient, Inc. obtained an exclusive license to the biomarker signature in exchange for HDC’s 30% royalty interest from all reimbursements of the test once commercialized.  The commercialization efforts have progressed since the time of the announcement, including the completed implementation of necessary assays and specimen transfer from an internationally known cancer center required to validate the PCR based tests prior to commercial launch as a CLIA diagnostic test for prostate cancer.

In December 2007, we received our first royalty proceeds related to our licensing agreement with Bruker Daltonics, which was originally announced in August, 2006.  The royalties relate to Bruker Daltonics’ sales of its ClinProToolsTM clinical proteomics product line for its mass spectrometers, which contains HDC’s SVM technology.  Bruker launched its ClinProToolsTM at approximately the same time as the license with HDC.  While the initial royalty was relatively small, it represents HDC’s first royalty check from this relationship and offers the opportunity of future royalties for the life of the patents related to future sales of the Bruker product.

Management believes that our research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for a particular medical condition has resulted in a successful proof of concept.  These findings were presented during the first quarter of 2008 and the due diligence process has accelerated to confirm our findings for that particular condition and determine other applications within flow cytometry.

We have advanced discussions with two large international healthcare companies with respect to diagnostic imaging opportunities.  Our objective is licensing and product development using SVMs and FGMs in diagnostic radiology, including mammography, PET scans, CT scans, MRI and other radiological images.  In addition, given the scope of these two prospects, we believe we can demonstrate the computational power of our SVM technology analyzing combined data from imaging, proteomics, and genomics.  We own a number of SVM and FGM patents in this field that we believe are very important.

Negotiations with a large European pharmaceutical company to develop a companion diagnostic test using our discovered biomarkers as surrogates in the last phase of a clinical trial for its new drug to treat BPH (enlarged prostate) remain delayed due to the prospect’s post-acquisition integration issues.  Based on the prospect’s representations, we believe that discussions regarding this prospective opportunity will resume sometime in 2008.

We have advanced our dialogue with several other important industry players in the healthcare field and, in certain situations, related to the field of anatomic pathology imaging, including a proposed project with one of the world’s largest pharmaceutical companies, a marketing arrangement with one of the world’s largest generic drug manufacturers, and other prospective partnership opportunities with additional companies and research institutions.  We also continue to pursue development opportunities with our existing licensing customers.

We have also advanced discussions with a company regarding the use of the SVM patents, patent applications and all other technology that the Company has or has rights to, which can be used for breast cancer diagnosis and treatment.  We remain engaged in discussions related to this development effort with one of our directors.  If we reach an agreement, we anticipate that research and development will result in the creation and commercialization of tests that will be used in the diagnosis and treatment of breast cancer.

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha has over thirty years of experience in commodity and futures trading.  SVM Capital has made significant progress since the formation of the joint venture.  The SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years.  The latest SVM-derived models generated by SVM Capital have successfully outperformed the static buy-and-hold model both in increased returns as well as in reduced risk.  Once the stability of these models is confirmed, SVM Capital intends to apply the models to a wide range of financial asset classes such as interest rates, currencies, metals and petroleum products.  The joint venture partners plan to apply the investment model either in a single fund or a fund of funds.  SVM Capital will charge a management fee and a performance fee for managing client assets.  Depending on the level of its success, this venture can be profitable given its reliance on cost effective use of computer technology and ready access to efficient trading platforms.

Since December 2005, the total value of licenses and development contracts signed is approximately $1,250,000.

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized, or that those that may be finalized do not provide the economic returns that we expect.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenue

For the year ended December 31, 2007, revenue was $57,905 compared with $203,889 in revenue for the year ended December 31, 2006.  Revenue is recognized for licensing and development fees over the period earned.  The decrease of revenue in 2007 was due largely to the fact that the contracts finalized in 2007 required recognition of the revenue generated be deferred and recognized over the contractual period rather than immediately recorded.  As of December 31, 2007, the Company had deferred revenue of $516,424.  This deferred revenue includes $291,424 of cash received but not yet recognized as revenue and $225,000 in accounts receivable.  Deferred revenue was $101,111 at December 31, 2006.

Cost of Revenue and Gross Margin

Cost of revenues for 2007 was $21,300.  Cost of revenues includes all direct costs associated with the acquisition and development of patents and processes sold.  All direct costs, primarily professional fees associated with licensing negotiations, are also included in cost of revenues.  Cost of revenues was $28,671 in 2006.

Operating and Other Expenses

Amortization expense was $262,719 for the twelve months ended December 31, 2007 and 2006.

Professional and consulting fees totaled $980,833 for 2007 compared with $1,123,498 for 2006.  These fees, related to legal, accounting and scientific activities, were reduced because of fewer warrants issued to service providers and continued cost containment efforts.

Compensation of $783,721 for the twelve months ended December 31, 2007 was slightly higher than the $770,000 reported for the comparable period of 2006.

Other general and administrative expenses decreased from $542,710 in 2006 to $459,064 in 2007.  This decrease was largely due to expense reduction efforts throughout the fiscal year.

Loss from Operations

The loss from operations for the twelve months ended December 31, 2007 was $2,449,737 compared to $2,523,709 for the prior year.  The decreased loss was due to the factors enumerated above.

Other Income and Expense

Interest income was $39,614 for the twelve months ended December 31, 2007 compared to $21,008 in 2006.  Increased interest income was due to the higher average cash available to invest throughout 2007.

A gain on the restructuring of accounts payable of $44,594 was recorded in 2007 to reflect common stock warrants issued in payment of liabilities compared to $97,864 in 2006.

The Company also recognized a $5,000 loss related to its investment in SVM Capital LLC.

The Company recorded an expense of approximately $42,000, which was associated with the settlement of litigation.

Interest expense was $286,398 in 2007 compared with $190,922 in 2006.  This increase was due to the higher interest rate associated with the renegotiated promissory notes, and interest related to the promissory note executed in the third quarter of 2006.

Net Loss

The net loss for the twelve months ended December 31, 2007 was $2,698,927 compared to $2,595,759 for the twelve months ended December 31, 2006.  The increased loss was due to increased net other expense, which unfavorably offset the reduced 2007 loss from operations

Net loss per share was $0.02 for the twelve months ended December 31, 2007 and 2006.  A larger net loss in 2007 was favorably offset by increased number of average shares outstanding.

Liquidity and Capital Resources

At December 31, 2007, the Company had $1,648,439 in available cash.  Cash used by operating activities was $1,467,118.  This was due primarily to the net loss of $2,698,927; however, net non-cash charges and adjustments of $1,231,809 favorably impacted the computation of the net cash used.  Cash used by investment activities was $998 due to the acquisition of assets.  Net cash provided by financing activities was $2,442,189 due to the cash received from the sale of common stock and the exercise of warrants offset by the repayment of debt totaling $49,351.

The following table summarizes the due dates of our contractual obligations.

	Total	Less than 1 Year	1-3 Years
Deferred Compensation	66,500	66,500	-
Corporate Office Lease	50,340	20,136	30,204
Total	$116,840	$86,636	$30,204

The Company continues to expend capital to maintain its patent portfolio.

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each.  Proceeds of $1,000 were recorded in capital stock.  In February 2007, the Company granted warrants to purchase 15,235,000 restricted shares of Company stock at a fixed price of $0.35 per share, exercisable until November 1, 2007.  These warrants expired in November 2007.  Also in February 2007, the Company issued warrants to purchase up to 500,000 shares of Company common stock to consultants, which vested immediately, and have an exercise price of $0.14.  Additionally, the Company issued a warrant to purchase up to 100,000 shares of Company common stock to a consultant, which vests over ten months, and has an exercise price of $0.14.

During the second quarter of 2007, the Company issued warrants to purchase up to 500,000 shares of Company common stock to consultants, which vested immediately and had an exercise price of $0.11.

In July 2007, the Company issued 575,000 shares of common stock valued at $46,000 to a former employee as part of a termination agreement.  In connection with that termination agreement, the Company also issued to the former employee a warrant to purchase 300,000 shares of Company common stock with an exercise price of $0.08.  These warrants vested immediately and expire in three years.  The Company also issued 400,000 shares of common stock valued at $32,000 as part of a litigation settlement in July 2007.

During the third quarter of 2007, the Company issued warrants to purchase 60,750 shares of Company common stock to a vendor as payment for professional services.  These warrants expire on December 31, 2008, vested immediately, and have an exercise price of $0.10.

Two new directors were each awarded warrants to purchase 1,500,000 shares of Company common stock, which vest over three years and expire in six year.  These warrants have an exercise price of $0.08, and will be charged as directors’ fees over the vesting period.  One director subsequently forfeited his warrant upon his resignation as a director.

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

The Company also issued 19,601,323 shares of common stock and 7,437,184 shares of Series A Preferred Stock in a conversion of secured debt to equity.  The amount of debt converted to common stock and warrants was $1.6 million and the amount of debt converted to Series A Preferred Stock was $594,975.  Each share of common stock issued in the conversion was accompanied by one warrant to acquire an equal number of shares of common stock at $0.14 and one warrant to acquire an equal number of shares of common stock at $0.19.

The shares of Series A Preferred Stock may be converted into common stock of the Company at any time without the payment of additional consideration.  The Series A Preferred Stock must be converted into common stock of the Company when the trading value of the common stock of the Company exceeds $0.12 per share for a period of 30 consecutive calendar days.  The holder of the Series A Preferred Stock has the right to receive dividends, the right to vote on matters presented to the common stockholders, and a preference right in the event of liquidation in an amount equal to $594,975, which is the amount of debt converted, plus any declared but unpaid dividends.  The Company has a right to redeem the shares of Series A Preferred stock upon the fifth anniversary of the issue date at a redemption price of $0.08 per share.

The Company has relied primarily on equity funding plus debt financing for liquidity during its developmental phase that ended in 2004.  The Company produced sales, licensing, and developmental revenue since 2005 and must continue to do so in order to generate sufficient cash to continue operations.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, may result in significant revenue.  The Company has implemented a cash conservation plan that includes a reduction in consulting payments, negotiated settlements with creditors whereby the Company substituted equity instruments for amounts owed, and a heightened scrutiny of all potential expenditures.

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

We assess the carrying value of intangible and other long-lived assets at least annually, which requires us to make assumptions and judgments regarding the future cash flows related to these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances such as:

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

Revenue Recognition

We recognize revenue principally from license and royalty fees for intellectual property and from development agreements with research partners. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; (iv) collectibility is reasonably assured, and (v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make more significant estimates involving our recognition of revenue from license and royalty fees. Our license and royalty fees revenue estimates depend upon on our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received.

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

For share-based awards issued during the year ended December 31, 2007, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior; however, due to the limited history of our Company, such data is limited.  We estimated the expected life will be substantially longer than the vesting period given the start-up nature of our operations and accordingly have used the contractual life as the expected term. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

ITEM 8A(T).  DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our Chief Executive Officer and Principal Financial Officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.  As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and significant employees are:

Name	Age	Position
Stephen D. Barnhill, M.D.	49	Chief Executive Officer and Chairman of the Board
Daniel R. Furth	44	Principal Financial Officer, Executive Vice President
Hong Zhang, Ph.D.	46	Senior Vice President
Richard E. Caruso	64	Director
William M. Goldstein	72	Director
William F. Quirk, Jr.	65	Director

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

Richard E. Caruso, Ph.D. is a member of the Board of Directors and has been a director since August 27, 2007.  Dr. Caruso founded Integra LifeSciences Corporation in 1989 and he has served as the company’s Chairman since 1992.  Prior to December 1997, Dr. Caruso served as Integra’s Chief Executive Officer from March 1992 to December 1997 and as President from September 1995 to December 1997.  Integra is credited with the creation of a new branch of medicine now known as Regenerative Medicine where the body is enabled to re-create its own parts.  In 1978, he founded The Provco Group, a Villanova-based venture company that organizes and provides funding for a variety of entrepreneurs and complex business activities.  A widely-recognized and successful entrepreneur, Dr. Caruso holds more than 35 years of experience in entrepreneurial and finance type ventures including founding and leading several private and publicly-traded companies.  He currently serves on the board of Susquehanna University, The Baum School of Art and The Uncommon Individual Foundation (founder).  Dr. Caruso received his B.S. degree from Susquehanna University, M.S.B.A. degree from Bucknell University, and a Ph.D. degree from the London School of Economics, University of London (U.K.).  In 2006, Dr. Caruso was named the Ernst & Young Entrepreneur of the Year.

William M. Goldstein, Esq. is a member of the Board of Directors and has been a director since January 28, 2006.  Since 1982, Mr. Goldstein has been a senior partner with Drinker Biddle & Reath LLP and has served the firm as a managing partner, chairman of the firm’s managing partners, and the chair of the Tax Practice Group.  In the mid-70’s, Mr. Goldstein served as Deputy Assistant Secretary for Tax Policy at the U.S. Treasury Department where he worked directly with Secretary William E. Simon in determining the Treasury’s position on various tax and economic issues.  He was also a finalist candidate for Commissioner of the Internal Revenue Service.  Mr. Goldstein earned his A.B. from Princeton University and his J.D. from Harvard Law School.

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

Audit Committee

We do not have a separately designated standing audit committee.  The entire board of directors is acting as our audit committee, and no individual on our Board of Directors possesses all of the attributes of an “audit committee expert.” Given the development stage and size of the Company and the difficulty in attracting additional directors, the Board does not have an audit committee financial expert.  In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Responsibility for our operations is centralized within management.

Shareholder Nomination of Candidates for Board of Directors

Nominations of persons for election to the Board of Directors may be made by any shareholder who complies with the notice provisions set forth in Section 3.8 of the Bylaws, which provides that a shareholder’s notice must be delivered or mailed and received at the principal executive office of the Company not less than thirty days before the date of the meeting; provided, however, that in the event that less than forty days’ notice or prior public disclosure of the date is given, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which the public announcement of the meeting date was made.  Such shareholder's notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or reelection as a Director, all information relating to such person as required to be disclosed in solicitation of proxies for election of Directors made in compliance with Regulation 14A under the Securities and Exchange Act of 1934, as amended (including such person's written consent to being named in a proxy statement as a nominee and to serving as a Director if elected); and (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the books of the Company, of such shareholder and (B) the class and number of shares of the Company's capital stock that are beneficially owned by such shareholder.  At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the Secretary of the Company that information required to be set forth in a shareholder's notice of nomination which pertains to the nominee.  No person shall be eligible for election as a Director of the Company unless nominated in accordance with the provisions of Section 3.8 of the Company’s Bylaws.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Executive Vice President.  This Code of Ethics is posted on our website at www.HealthDiscoveryCorp.com.  These codes are also available without charge upon request directed to Investor Relations, Health Discovery Corporation, 2 East Bryan Street, Suite #601, Savannah, GA  31401.  The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last three calendar years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total
Stephen D. Barnhill, M.D.	2007	$196,875	$50,000	–	$3,719	(1)	$250,594
Chief Executive Officer	2006	$125,000		–	$6,000		$131,000

Daniel R. Furth	2007	$91,500		–	$5,969	(1)	$97,469
Executive Vice President	2006	$71,000		–	$5,069	(1)	$76,069

(1) represents health insurance premiums.

Outstanding Equity Awards at Fiscal Year-end

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Daniel R. Furth	1,000,000	500,000	(1)	$0.10	December 5, 2015

 (1) 250,000 of these warrants will vest on May 14, 2008; 250,000 of these warrants will vest on November 14, 2008

Director Compensation

Outside directors are paid $1.00 each year.  Each outside director is awarded a warrant to purchase 1,500,000 shares of Company common stock, which vest over three years and expire in six year.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen D. Barnhill, M.D.	$0.00	$0.00	$0.00
William F. Quirk, Jr.	$1.00	$59,250	$59,251
William M. Goldstein	$1.00	$59,250	$59,251
Richard E. Caruso	$1.00	$10,967	$10,968

Richard Caruso was awarded warrants to purchase 1,500,000 shares of Company common stock, which vest over three years and expire in six years.  These warrants have an exercise price of $0.08, and will be charged as directors’ fees over the vesting period.

Employment Agreements

We entered into a five-year employment agreement with Dr. Stephen Barnhill on September 15, 2003, regarding Dr. Barnhill’s employment as President and Medical Director. The agreement will automatically renew for successive one-year terms unless either party gives notice to the other party of its intent not to renew within a thirty-day period prior to the end of the then current term.  Under the terms of the agreement, as amended, Dr. Barnhill receives an annual base salary of $300,000.  Dr. Barnhill is eligible to be reimbursed monthly for reasonable and necessary business expenses, to participate in an Incentive Stock Option Plan (as defined in the agreement) and for other benefits maintained by us.  Dr. Barnhill will be entitled to ten paid vacation days during the calendar year.  Dr. Barnhill’s employment may be terminated without prior written notice for cause, in which case we will make a lump sum payment equal to the sum of (i) accrued unpaid wages, (ii) unreimbursed expenses properly incurred prior to the date of termination and (iii) the value of all accrued unpaid vacation pay, less any amounts he owes to us.  If Dr. Barnhill terminates the Barnhill Agreement, then he will receive the same benefits as if he was terminated for cause.  If Dr. Barnhill terminates the Barnhill Agreement, other than for cause, then we will give two (2) weeks notice of termination, or in our sole discretion, two (2) weeks wages in lieu of notice.  The agreement also generally provides that Dr. Barnhill will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment.  Effective December 30, 2005, we entered into an amendment to the employment agreement with Dr. Barnhill, under which Dr. Barnhill agreed to defer 60% of his gross annual pay until January 1, 2008, representing total deferred payments of $360,000.  The agreement with Dr. Barnhill was further amended on September 1, 2006, whereby Dr. Barnhill’s salary was changed to $10,000 per month, and he agreed to waive the receipt of his deferred compensation for a one-time payment of $6,000 plus the reimbursement for any negative tax consequences related to the amendment.

The Company also awarded Dr. Barnhill a bonus in the gross amount of $50,000 in recognition of his extraordinary efforts on behalf of the Company.

We entered into an employment agreement with Mr. Daniel R. Furth effective November 18, 2005 regarding Mr. Furth’s employment as Executive Vice President.  The term of the employment is for three years, with compensation of $60,000, reviewed each year for potential increase.  Effective as of September 10, 2007, Mr. Furth’s annual salary was increased to $108,000.  Mr. Furth received options to acquire 1,500,000 shares of our common stock.  Mr. Furth is eligible to be reimbursed monthly for reasonable and necessary business expenses and for other benefits maintained by us.  If the Company terminates the employment agreement for cause or if the agreement is terminated by Mr. Furth without cause, Mr. Furth will be entitled to receive his salary only through the date such termination is effective.  If Mr. Furth terminates the employment agreement for cause or, if the employment agreement is terminated without cause, he will be entitled to receive his salary for a period of three months from the date such termination is effective.  The agreement also generally provides that Mr. Furth will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment.

Scientific Advisory Board

The Company continues to perform under an oral agreement with two members of its Scientific Advisory Board wherein they are entitled to receive 100,000 shares each of the Company’s common stock upon satisfactory completion of one year of service.  The arrangement with the Scientific Advisory Board members can be terminated at any time by either party.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our common stock as of March 24, 2008 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our common stock, and (iv) all of our executive officers and directors as a group.  At March 24, 2008, there were 169,007,206 shares outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Dr. Stephen D. Barnhill Chairman of the Board, Chief Executive Officer and Chief Medical Officer, Director 2 East Bryan Street, Suite #601 Savannah, GA 31401	22,181,522 (2)	13.12%
Common Stock	Daniel R. Furth Executive Vice President 2 East Bryan Street, Suite #601 Savannah, GA 31401	1,250,000 (3)	0.736%
Common Stock	William Quirk Director 2 East Bryan Street, Suite #601 Savannah, GA 31401	69,611,664 (4)	32.58%
Common Stock	William Goldstein Director One Logan Square 18th and Cherry Streets Philadelphia, PA 19103-6996	1,500,000 (5)	0.88%
Common Stock	Dr. Richard Caruso Director 795 East Lancaster Avenue, Suite #200 Villanova, PA 19085	9,625,000 (6)	5.48%
Common Stock	Micro Capital Fund, LP 623 Fifth Avenue Suite 2502 New York, NY 10022	13,687,500 (7)	7.68%
Common Stock	Prime Mover Capital Partners 767 Third Avenue New York, NY 10007	20,625,000 (8)	11.29%
Common Stock	Curtis G. Anderson 44 Delegal Road Savannah, GA 31411	14,201,577 (9)	7.96%
Common Stock	Stephen M. Grosberg 201 East 20th Street, #8C New York, NY 10010	12,000,000 (10)	6.78%
Common Stock	Frank T. Nickell 320 Park Ave. 24th Floor New York, NY 10027	9,375,000 (11)	5.35%
Common Stock	All executive officers and directors as a group (five persons)	104,168,186	46.80%

(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our common stock held by such stockholder or group and exercisable within 60 days as of March 29, 2008.

(2)	These shares are held by The Barnhill Group LLC, which is wholly owned by Dr. Barnhill.

(3)	Consists of vested options.

(4)	Includes 44,677,776 vested warrants.

(5)	Includes 1,125,000 vested warrants.

(6)
Consists of 3,125,000 shares and 6,250,000 vested warrants held by Athena Venture Partners LP, a limited partnership in which Dr. Caruso's children are limited partners, and 250,000 vested warrants held individually.

(7)	Includes 9,125,000 vested warrants.

(8)	Includes 13,750,000 vested warrants.

(9)	Includes 9,467,718 vested warrants.

(10)	Includes 8,000,000 vested warrants.

(11)	Includes 6,250,000 vested warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We previously sub-leased our principle executive office space from a company owned by the wife of Dr. Stephen D. Barnhill.  Our rent was $1,036.00 per month.  This lease was terminated June 30, 2007.

On September 1, 2006, we issued a note (the “Promissory Note”) to William F. Quirk, Jr., a director of the Company, for $1,000,000.  The Promissory Note contains a 5% annual interest rate and is due on September 1, 2008.  The proceeds of the Promissory Note will be used for general working capital purposes.  The Promissory Note is completely repayable by the Company at any time without any related fees or penalties. In connection with the issuance of the Promissory Note, Mr. Quirk was granted warrants to purchase 10,000,000 shares of Company common stock at $0.16 per share.  The promissory note was converted to common stock on September 7, 2007 in connection with the Private Placement.

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 27, 2008, the following directors are independent according to those standards:  Richard Caruso, William M. Goldstein and William F. Quirk, Jr.

ITEM 13.  EXHIBITS.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-KSB:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Filed herewith.

10.1	Employment Agreement with Stephen Barnhill. Filed herewith.

10.1(a)	First Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed January 3, 2006.

10.1(b)	Second Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.3 to Form 8-K, filed September 1, 2006.

10.1(c)	Third Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 10.1(c) to Form 10-QSB filed August 16, 2007.

10.1(d)	Fourth Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed September 10, 2007.

10.1(e)	Fifth Amendment to Employment Agreement with Stephen Barnhill. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed November 6, 2007.

10.2	Employment Agreement with David Cooper. Registrant incorporates by reference Exhibit 10.4 to Form 10-KSB, filed April 19, 2005.

10.3	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.6 to Form 10-KSB, filed April 19, 2005.

10.4	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, filed April 19, 2005.

10.5	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.8 to Form 10-KSB, filed April 19, 2005.

10.6	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, filed April 19, 2005.

10.7	Form of Amendment to Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.10 to Form SB-2/A, filed December 14, 2005.

10.8	Employment Agreement with Daniel R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to Form SB-2/A, filed December 14, 2005.

10.8(a)	First Amendment to Employment Agreement with Daniel R. Furth. Registrant incorporates by reference Exhibit 10.4(a) to Form 10-QSB filed August 16, 2007.

10.8(b)	Second Amendment to Employment Agreement with Daniel R. Furth. Registrant incorporates by reference Exhibit 99.2 to Form 8-K filed September 10, 2007.

10.9	Employment Agreement with Robert S. Braswell IV, dated as of January 1, 2006. Registrant incorporates by reference Exhibit 99.1 to Form 8-K, filed February 2, 2006.

10.10	Warrant Agreement by and between Registrant and William F. Quirk, Jr., dated as of September 1, 2006. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed September 5, 2006.

10.11	License Agreement between the Company and Clarient, Inc. dated July 31, 2007. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed August 3, 2007.

10.12	Patent License and Settlement Agreement with Ciphergen Biosystems, Inc. Registrant incorporates by reference Exhibit 10.10 to Form 10-QSB filed August 16, 2007.

10.13	Securities Purchase Agreement by and among the Company, the Cash Purchasers and the Lender Purchasers. Registrant incorporates by reference Exhibit 10.11 to Form 10-QSB filed August 16, 2007.

10.14	Form of Warrant to Cash and Lender Purchasers. Filed herewith.

16.1	Letter from Porter Keadle Moore LLP regarding change in certifying accountant. Registrant incorporates by reference Exhibit 16.1 to Form 8-K, filed September 27, 2006.

21.1	Subsidiaries of the Registrant. Filed herewith.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company changed its independent auditors from Porter Keadle Moore LLP to Hancock Askew & Co., LLP during 2006.  The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2007 and 2006, along with fees billed by Porter Keadle Moore LLP for 2006.

	2007	2006
Audit Fees	$77,970	$67,810
Audit-Related Fees	---	---
Tax Fees	---	---
Sub-Total	$77,970	$67,810
All Other Fees	---	---
Total Fees	$77,970	$67,810

Audit Fees.  This category includes aggregate fees billed for professional services rendered by for the audit of the Company’s annual financial statements for the year ended December 31, 2007 and 2006, review for the annual report on Form 10-KSB and for the limited reviews of quarterly condensed financial statements (Forms 10-QSB) included in periodic reports filed with the SEC during 2007 and 2006, including out of pocket expenses.  Porter Keadle Moore LLP billed $29,153 for 2006.  Hancock Askew & Co. LLP billed $38,657 for 2006.

Audit-Related Fees.  This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.  No such fees were billed in 2007 or 2006.

Tax Fees.  This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2007 and 2006.  No such fees were billed in 2007 or 2006.

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/Stephen D. Barnhill M.D. Stephen D. Barnhill M.D.	Chief Executive Officer, Chairman	March 31, 2008
/S/Daniel R. Furth Daniel R. Furth	Principal Financial Officer Executive Vice President	March 31, 2008
/S/William F. Quirk, Jr. William F. Quirk, Jr.	Director	March 31, 2008
/S/William M. Goldstein William M. Goldstein	Director	March 31, 2008
/S/Richard E. Caruso Richard E. Caruso	Director	March 31, 2008

Hancock Askew & Co LLP
100 Riverview Drive
Savannah, GA 31404

Report of Independent Registered Public Accounting Firm

Board of Directors
Health Discovery Corporation
Savannah, Georgia

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2007 and 2006, the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we expressed no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note N, the Company has had limited revenue since inception, has incurred recurring losses from operations, and has had to continually seek additional capital investment in order to fund operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note N.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
March 20, 2008

HEALTH DISCOVERY CORPORATION

Balance Sheets

December 31, 2007 and 2006

Assets
	2007	2006

Current Assets
Cash	$1,648,439	$674,366
Accounts Receivable	112,500	20,000
Prepaid Expense and Other Current Assets	33,829	55,188

Total Current Assets	1,794,768	749,554

Equipment, Less Accumulated Depreciation of $22,402 and $14,257	7,596	14,743

Other Assets
Accounts Receivable – Long Term	112,500	-
Patents, Less Accumulated Amortization of $942,974 and $680,255	3,042,820	3,305,540

Total Assets	$4,957,684	$4,069,837

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$61,173	$237,928
Accrued Liabilities	239,589	150,520
Deferred Revenue	62,708	101,111

Total Current Liabilities	363,470	489,559

Accrued Interest Payable	-	140,875
Convertible Notes Payable	-	665,643
Long-Term Debt, Less Current Portion	-	321,911
Notes Payable (net of unamortized discount of $461,667 in 2006)	-	538,333
Deferred Revenue – Long Term	453,715	-

Total Liabilities	817,185	2,156,321

Commitments and Contingencies

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share
7,437,184 Shares Authorized, Issued and Outstanding	594,975	-
Common Stock, No Par Value, 300,000,000 Shares Authorized,
Issued and Outstanding 169,007,206 and 116,393,384 Shares, respectively	15,390,609	11,059,674
Accumulated Deficit	(11,845,085)	(9,146,158)

Total Stockholders' Equity	4,140,499	1,913,516

Total Liabilities and Stockholders' Equity	$4,957,684	$4,069,837

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenues
Licensing and Development	$57,905	$203,889

Cost of Revenues
Licensing and Development	21,300	28,671
Gross Profit	36,605	175,218

Expenses:
Amortization	262,719	262,719
Professional and Consulting Fees	980,833	1,123,498
Compensation	783,726	770,000
Other General and Administrative Expenses	459,064	542,710
Total Expenses	2,486,342	2,698,927
Net Loss from Operations	(2,449,737)	(2,523,709)

Other Income (Expense):
Interest Income	39,614	21,008
Gains on Restructuring of Accounts Payable	44,594	97,864
Loss from Unconsolidated Joint Venture	(5,000)	-
Litigation Settlement	(42,000)	-
Interest Expense	(286,398)	(190,922)
Total Other (Expense) Income	(249,190)	(72,050)

Net Loss	$(2,698,927)	$(2,595,759)

Weighted Average Outstanding Shares	132,718,789	115,895,692

Loss Per Share	$(.02)	$(.02)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2007 and 2006

	Issued and Outstanding					Total
	Preferred	Common	Preferred	Common	Accumulated	Stockholders'
	Shares	Shares	Amount	Amount	Deficit	Equity
Balance – January 1, 2006	-	114,363,384	$-	$9,522,961	$(6,550,399)	$2,972,562
Stock Issued for Cash	-	1,000,000	-	100,000	.	100,000
Stock Issued upon Exercise of Options and Warrants	-	1,030,000	-	26,400	-	26,400
Warrants Issued in Connection with Debt Agreement	-	-	-	554,000	-	554,000
Warrants Issued for Settlement of Liability	-	-	-	72,326	-	72,326
Warrants Issued for Services	-	-	-	504,091	-	504,091
Stock Compensation Expense for Compensatory Options and Warrants	-	-	-	279,896	-	279,896
Net Loss	-	-	-	-	(2,595,759)	(2,595,759)
Balance - December 31, 2006	-	116,393,384	$-	$11,059,674	$(9,146,158)	$1,913,516
Stock Issued for Cash	-	31,937,500	-	2,490,540	-	2,490,540
Stock Issued upon Exercise of Options and Warrants	-	100,000	-	1,000	-	1,000
Stock Issued in Connection with Debt Conversion	7,437,184	19,601,322	594,975	1,298,800	-	1,893,775
Stock Issued for Settlement of Litigation	-	400,000	-	32,000	-	32,000
Stock Issued in Severance Agreement	-	575,000	-	46,000	-	46,000
Warrants Issued for Services	-	-	-	320,570	-	320,570
Stock Compensation Expense for Compensatory Options and Warrants	-	-	-	142,025	-	142,025
Net Loss	-	-	-	-	(2,698,927)	(2,698,927)
Balance - December 31, 2007	7,437,184	169,007,206	$594,975	$15,390,609	$(11,845,085)	$4,140,499

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities:
Net Loss	$(2,698,927)	$(2,595,759)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock Issued in Settlement of Litigation	32,000	-
Non-cash Compensation	188,025	279,896
Accretion of Debt Discount	192,361	92,333
Services Exchanged for Common Stock or Warrants	286,814	504,091
Issuance of Warrants	33,756	-
Gain on Restructuring Accounts Payable	(44,594)	(97,864)
Depreciation and Amortization	270,865	270,316

Changes in Assets and Liabilities:
Increase in Accounts Receivable	(205,000)	(20,000)
(Increase) Decrease in Prepaid Expense & Other Assets	21,358	(37,480)
(Decrease) Increase in Accounts Payable – Trade	(132,161)	140,145
Increase in Deferred Revenue	415,312	101,111
Increase in Accrued Liabilities	173,073	228,077

Net Cash Used by Operating Activities	(1,467,118)	(1,135,134)

Cash Flows From Investing Activities:
Purchase of Equipment	(998)	(9,287)

Net Cash Used by Investing Activities	(998)	(9,287)

Cash Flows From Financing Activities:
Repayment of Notes Payable	(49,351)	(26,780)
Proceeds from Issuance of Common Stock	2,491,540	126,400
Proceeds from Borrowing	-	1,000,000

Net Cash Provided by Financing Activities	2,442,189	1,099,620

Net Increase (Decrease) in Cash	974,073	(44,801)

Cash, at Beginning of Period	674,366	719,167

Cash, at End of Period	$1,648,439	$674,366

Stock-Based Investing and Financing Transactions:
Debt Discount in exchange for Warrants	$-	$554,000
Common Stock, Series A Preferred Stock, and Warrants
Issued in Settlement of Promissory Notes	$1,893,775	$-

Supplemental Disclosures of cash Flow Information:
Cash Paid for Interest	$10,084	$3,242

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired patents and has patent pending applications for certain machine learning tools, primarily pattern recognition techniques using advanced mathematical algorithms to analyze large amounts of data thereby uncovering patterns that might otherwise be undetectable.  Such machine learning tools are currently in use for diagnostics and drug discovery, but are also marketed for other applications.  The Company licenses the use of its patented protected technology or may develop specific learning tools to sell to third parties.

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

REVENUE RECOGNITION

Revenue is generated through the sale or license of patented technology and processes and from services provided through development agreements.  These arrangements are generally governed by contracts that dictate responsibilities and payment terms.  The Company recognizes revenues as they are earned over the duration of a license agreement or upon the sale of any owned patent once all contractual obligations have been fulfilled.  Revenue is recognized under development agreements in the period the services are performed.

COST OF REVENUE

Cost of revenue includes the acquisition cost less accumulated amortization of patents sold, plus internal development costs and fees directly associated with sales contracts.

Cost of revenue for licensing and development revenue includes fees directly asssociated with the contracts and salary expense based upon the estimated amount of time worked on the licensing or development contract.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and monies invested in overnight funds with our bank.

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties receivable from our customers based upon those customers estimated sales of the products or diagnostic tests containing our patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis.  The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured.  As of December 31, 2007 and 2006, all amounts receivable were considered fully collectable.

PROPERTY AND EQUIPMENT

Property and equipment, which consists of office furniture, computer equipment and leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining license period. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2007, the Company does not believe there has been any impairment of its intangible assets.

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

Stock-based expense included in the 2007 net loss consisted of $540,595 in compensatory warrants, options, and stock for professional consulting services, and compensation.  Stock-based expense included in the net loss for 2006 consisted of $783,987 for the issuance of common stock, warrants, and options.

DETERMINING FAIR VALUE UNDER SFAS 123R:

Valuation and Amortization Method – The Company estimates the fair value of stock options and warrants granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term – The expected term of the award represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  Given the lack of historical data and start-up nature of the company's operations, the expected term is estimated as the contractual term.

Expected Volatility – Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility to estimate expected volatility.

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s past research and development costs have been minimal due to the unique relationships we have maintained with the members of our scientific team and their institutions.  Our total R&D costs have consisted solely of the consultant fees paid to members of our scientific advisory board.  These fees consisted of $46,432 in cash for 2007 and $70,734 in cash for 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses.  Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would cause an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2007 and 2006 include the following:

	2007	2006

Stock options	3,500,000	3,500,000
Warrants	159,099,644	68,796,250
Convertible notes	-	3,915,547
	162,599,644	76,211,797

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

Note B – DEFERRED REVENUE

Deferred revenue represents the unearned portion of payments received in advance for licensing or service agreements.

The Company had total unearned revenue of $516,423 as of December 31, 2007.  Unearned revenue of $62,708 is recorded as current and $453,715 is classified as long-term.  The long term portion of unearned revenue is being amortized over the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to sixteen years.

Deferred revenue was $101,111 as of December 31, 2006.  Of this amount, $40,000 was recognized as income in 2007.

The expected future annual recognition of revenue is as follows (in thousands):

For the Year Ending December 31,

2008	$62,708
2009	57,153
2010	29,375
2011	29,375
2012	29,375
Thereafter	308,437
Total expected future annual amortization	$516,423

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as patent costs.  The Company has recorded $3,042,820 and $3,305,540 in patents and patent related costs, net of accumulated amortization, at December 31, 2007 and 2006.

Amortization charged to operations for the years ended December 31, 2007 and 2006 was $262,719.  The weighted average amortization period for patents is 14 years.  Estimated amortization expense for the next five years is $262,719 per year.

Note D – INVESTMENTS

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but is not considered the primary beneficiary.  Accordingly, the investment is presented using the equity method of accounting.  The Company’s initial investment was $5,000.  Equity in the loss of SVM Capital LLC for 2007 was $5,000.  The resultant net value was of December 31, 2007 is zero.  The Company has no contractual obligation to fund this venture.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E – LITIGATION SETTLEMENT

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB before the United States District Court for the Northern District of California (“The Agreement”).  The Agreement provides Ciphergen a license to use certain patents.  In consideration for entering into the Agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period.  The revenue associated with this settlement was recorded net of $130,000 in contingently payable attorney fees as deferred revenue in the amount of $470,000 and will be recognized over the sixteen year remaining life of the subject patents.

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

Note F – LICENSE FEES EXPENSE - LICENSE AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”).  The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently.  The license granted will continue for the entire unexpired term of Lucent’s patents.  During both 2007 and 2006, the Company paid approximately $10,000 in royalty fees to Lucent.

Note G – INCOME TAXES

The Company has incurred net losses since inception and, consequently, we have not recorded any U.S. federal or state income taxes.  We have no recorded income tax provision or benefit for the fiscal years ending December 31, 2007 or 2006.

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2007.

	2007	2006
Deferred tax assets:
Net operating loss carry-forward	$2,975,861	$2,487,117
Deferred revenue	175,584	34,378
Contributions	2,474	1,794
Depreciation and amortization	1,724	901
Warrants and options granted	783,341	605,536
	.
Total	3,938,984	3,129,726
Less valuation allowance	(3,938,984)	(3,129,726)

Net deferred asset	-	-

As of December 31, 2007, a valuation increase of $809,258 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – INCOME TAXES, continued

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ending December 31, 2007 and 2006 as follows:

	2007	2006
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.0)	(3.0)
Valuation allowance	37.0	37.0
Effective tax rate (benefit)	-	-

The Company has unused net operating loss carry-forward of approximately $8.8 million that are available to offset future income taxes.  The net operating loss will expire beginning in 2021.

Note H – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:	2007	2006

Term promissory notes payable to individuals and institutions. Principal and interest at 18% is payable in common stock on September 1, 2008.	$-	$321,911

Note payable to shareholder/director net of $461,667 unamortized discount due September 1, 2008 with interest payable at 5% due at maturity.	$-	$538,333
	$-	$860,244

Less current maturities	-	-
	$-	$860,244

The Company eliminated all notes payable and convertible debt in 2007 through the conversion of debt to equity.

The Company issued 19,601,323 shares of common stock and 7,437,184 shares of Series A Preferred Stock in a conversion of secured debt to equity.  The amount of debt converted to common stock and warrants was $1.6 million and the amount of debt converted to Series A Preferred Stock was $594,975.  Each share of common stock issued in the conversion was accompanied by one warrant to acquire an equal number of shares of common stock at $0.14 and one warrant to acquire an equal number of shares of common stock at $0.19.

			Common	Common
	Converted	Common Stock 19,601,323	Stock Warrants @0.14	Stock Warrants @$0.19	Common Stock	Preferred Stock 7,437,184
	Debt	Shares	19,601,323	19,601,323	Total	Shares

Term Debt	$321,911	$157,167	11,226	11,226	179,619	142,292
Convertible Debt	$616,292	$220,068	15,719	15,719	251,506	364,786
Promissory Note Payable	$1,000,000	$875,000	62,500	62,500	1,000,000	-
Accrued Interest	$224,878	119,859	8,561	8,561	136,981	87,896
Total Debt	$2,163,081	$1,372,094	98,006	98,006	1,568,106	594,974
Promissory Note Payable Discount Unaccreted	$(269,307)	$(235,644)	(16,832)	(16,832)	(269,308)	-
Increase in Equity	$1,893,774	$1,136,450	81,174	81,174	1,298,798	594,974

The $49,351 debt remaining after the conversion was paid in cash along with interest accrued of $6,374.

On September 1, 2006, the Company obtained a $1,000,000 loan from a director.  The loan had interest at 5%, all interest and principal was due at maturity on September 1, 2008.  The outstanding balance of this loan was converted to common stock in September 2007.  The Company also issued 10,000,000 warrants to this director with an exercise price of $0.16 in connection with the promissory note dated September 1, 2006.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued

The warrants vested over ten months because the note remained unpaid during that period.  The warrants were assigned a value of $554,000 and recorded as additional paid-in capital.  A discount of the loan was recorded in the amount of $554,000 and was accreted through interest expense over the period the loan was outstanding.

Note I – COMMITMENTS

The Company has entered into agreements with certain members of its Scientific Advisory Board wherein they are each entitled to receive 100,000 shares of the Company’s common stock annually upon satisfactory completion of one year of service.  The Company is accruing an expense for the anticipated issuance over the service period.  At December 31, 2007, the Company has recorded $38,500 of consultant expense for anticipated issuances of the shares.

The Company signed a three year lease on July 1, 2007 at $1,678 per month for the corporate office.  Future lease payments will be $20,136, $20,136, and $10,068 in 2008, 2009, and 2010 respectively.

Note J – STOCK OPTIONS

The Company approved 8,000,000 shares of common stock to be reserved solely for issuance and delivery upon the exercise of option grants.  At December 31, 2007 and 2006, options to purchase shares of common stock outstanding were as follows:

	Number of	Exercise
Grant Date	Shares	Price	Vesting
January 2006	1,500,000	$0.11	Immediate
January 2006	500,000	$0.11	125,000 shares every six months
December 2005	1,500,000	$0.10	250,000 shares every six months

The 2006 options were awarded to employees and expire January 2016.  The 2005 options were awarded to an employee and expire in December 2015.

The following schedule summarizes stock option activity for 2007 and 2006:

	2007		2006
	Option	Weighted Avg.	Option	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, Beginning of Year	3,500,000	$0.11	2,500,000	$0.08
Granted, During the Year	-	-	2,000,000	0.11
Exercised During the Year	-	-	(600,000)	0.01
Forfeited, During the Year	-	-	(400,000)	0.10
Outstanding, End of the Year	3,500,000	$0.11	3,500,000	$0.11

There were 2,875,000 and 2,125,000 options exercisable at December 31, 2007 and 2006, respectively.  The weighted average exercise prices of those options are $0.11 at December 31, 2007 and 2006.  The weighted average remaining life of all exercisable and non-vested options at December 31, 2007 is 8 years.

As of December 31, 2007, there was approximately $88,924 of unrecognized cost related to stock option grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1 year.  There were no options exercised during 2007, so there is no intrinsic value for options exercised.  The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 was zero.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – STOCK OPTIONS, continued

The Company granted 2,000,000 options during the first quarter of 2006.  The fair value of each option granted in 2006 was $0.11 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 5.00%, an expected life of 10 years, and volatility of 133%.

Note K – WARRANTS

Information about warrants outstanding at December 31, 2007 and 2006 is summarized below:

Number of warrants issued	2007	2006
Outstanding beginning of year	68,796,250	50,931,250

Issued	122,773,394	18,865,000
Exercised	(100,000)	(430,000)
Expired un-exercised	(32,370,000)	(570,000)

Outstanding end of the year	159,099,644	68,796,250

December 31, 2007

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining ContractualLife (years) of Exercisable Warrants
$0.01	500,000	0.5	500,000	0.5
$0.08	1,800,000	4.2	300,000	4.2
$0.10	1,425,750	1.3	1,375,750	1.3
$0.11	1,500,000	1.5	1,500,000	1.5
$0.12	150,000	1.0	150,000	1.0
$0.13	5,500,000	2.3	4,000,000	2.3
$0.14	52,138,822	2.6	52,138,822	2.6
$0.15	1,000,000	1.0	1,000,000	1.0
$0.16	10,000,000	1.4	10,000,000	1.4
$0.19	51,538,822	2.8	51,538,822	2.8
$0.20	500,000	1.0	500,000	1.0
$0.22	500,000	0.7	500,000	0.7
$0.24	32,546,250	1.0	32,546,250	1.0
Total	159,099,644		156,049,644

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note K – WARRANTS, continued

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

On September 1, 2006, the Company issued 10,000,000 warrants with an exercise price of $0.16 to a director in connection with a $1,000,000 promissory note.  The warrants expire September 1, 2008.  The fair value of these warrants was recorded as additional paid-in capital and a debt discount that was amortized as interest expense over the term of the debt.

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

On February 1, 2007, the Company issued in the aggregate 15,235,000 warrants to purchase common stock of the Company (the “Warrants”) to certain institutional investors and individual accredited investors.  The Warrants vested immediately and had an exercise price of $0.35 per share.  The Warrants expired on November 1, 2007.  On February 1, 2007, an equal number of warrants issued to the same institutional and individual investors and with substantially similar terms expired.  The fair value of the warrants issued was approximately $33,755 and they were recorded as expense on the issue date.

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

During the third quarter of 2007, the Company issued 60,750 warrants, which expire on December 31, 2008, to a vendor as payment for professional services rendered.  These warrants had an exercise price of $0.10 and were fully vested upon issuance.  The fair value of $1,719 was recorded as expense.  The Company also issued 300,000 warrants with an exercise price of $0.08 to a former employee as part of a termination agreement.  These warrants, which expire after three years, vested immediately and had a fair value of $13,869.  This amount was recorded as compensation expense.  Two new directors were each awarded 1,500,000 warrants which vest over three years and expire in six years.  These warrants have an exercise price of $0.08 and had an aggregate fair market value of $197,374.  These warrants will be charged as directors’ fees over the vesting period.  One director subsequently forfeited his 1,500,000 warrants upon his resignation as a director.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note K – WARRANTS, continued

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

With respect to the Tranche 2 Warrants, if the Company’s stock trades for an amount in excess of $0.24 for thirty (30) consecutive days, then 50% of the warrants may be called by the Company.  The Tranche 1 warrants, if exercised, may result in the issuance of up to 51,538,832 shares of the Company’s common stock, at an exercise price of $0.14 per share, and the Tranche 2 warrants, if exercised, may result in the issuance of up to 51,538,832 shares of Company common stock at an exercise price of $0.19 per share.  These warrants were valued at $0.005 each resulting in $515,388 of common stock proceeds being allocated to the fair value of the warrants.  As of December 31, 2007 there was approximately $210,200 in unrecognized cost related to warrants granted.

Note L - STOCKHOLDERS’ EQUITY

In the first quarter of 2006, the Company sold 1,000,000 shares of its common stock to one of its directors for $100,000.  The shares were sold for $0.10 per share which was the closing price of the stock on the date of the sale.  As part of the purchase, the director also received warrants to purchase an additional 1,000,000 shares of the Company’s common stock at a fixed price of $0.15 per share until December 2008.  No portion of the proceeds was assigned to the value of the warrants because the exercise price of the warrants exceeded the market value of the underlying common stock on the date of purchase.

In July 2007, the Company issued 575,000 shares of common stock valued at $46,000 to a former employee as part of a termination agreement.  The Company also issued 400,000 shares of common stock valued at $32,000 as part of a litigation settlement in July 2007.

Effective September 7, 2007, the Company issued 31,937,500 shares of restricted common stock in return for $2.55 million.  The stock is restricted from resale as the stock has not been registered.  Each purchaser of common stock also received one warrant to acquire an equal number of shares at $0.14 and one warrant to acquire an equal number of shares at $0.19.  The common shares were valued at $0.07 each and the warrants were valued at $0.005 each for a total of $0.08.

The Company also issued 19,601,323 shares of common stock and 7,437,184 shares of Series A Preferred Stock in a conversion of secured debt to equity.  The amount of debt converted to common stock and warrants was $1.6 million and the amount of debt converted to Series A Preferred Stock was $594,975.  Each share of common stock issued in the conversion was accompanied by one warrant to acquire an equal number of shares of common stock at $0.14 and one warrant to acquire an equal number of shares of common stock at $0.19.

Series A Preferred Stock

The shares of Series A Preferred Stock may be converted into common stock of the Company at any time without the payment of additional consideration.  The Series A Preferred Stock must be converted into common stock of the Company when the trading value of the common stock of the Company exceeds $0.12 per share for a period of 30 consecutive calendar days.  The holder of the Series A Preferred Stock has the right to receive dividends, the right to vote on matters presented to the common stockholders, and a preference right in the event of liquidation in an amount equal to $594,975, which is the amount of debt converted, plus any declared but unpaid dividends.  The Company has a right to redeem the shares of Series A Preferred stock upon the fifth anniversary of the issue date at a redemption price of $0.08 per share.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note M - RELATED PARTY TRANSACTIONS

The Company previously leased the location used as the principle executive office from a company owned by the wife of the Company’s Chief Executive Officer.  The term of the principle executive office lease was month-to-month and the rent expense associated with this lease was $1,036 per month.  This arrangement terminated in June 2007.  Rent expense under this lease arrangement amounted to approximately $6,644 and $12,432 in 2007 and 2006, respectively.

Note N – GOING CONCERN

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Limited revenue has been derived since inception, and the Company has not yet generated sufficient working capital to support its operations.  The Company’s ability to continue as a going concern is dependent, among other things, on its ability to reduce certain costs and obtain additional revenues to eventually attain a profitable level of operations.

The Company initiated licensing the technology underlying several of its patents and is providing supporting services related to the application of such technology that is resulting in ongoing revenue.  In addition, management has successfully raised additional equity investment and negotiated agreements with its debt holders, which resulted in the conversion of this debt to equity.  Based on these developments, management believes revenue generation will continue, additional licensing agreements will be obtained in the near-term, and non-revenue generating costs will be controlled.  There are no assurances that management will be able to successfully generate revenue or reduce expenses, attain profitability, or continue to attract the capital necessary to support the business.