Form 10-Q
period 2008-03-31
HEALTH DISCOVERY CORP
filed 2008-05-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transaction period from _____________ to _____________

Commission file number 333-62216

HEALTH DISCOVERY CORPORATION (Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	74-3002154 (IRS Employer Identification No.)

2 East Bryan Street, Suite #601 Savannah, Georgia 31401 (Address of principal executive offices)

912-443-1987 (Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since the last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐

Accelerated Filer ☐	Smaller Reporting Company ☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 169,007,206 shares of common stock, no par value, were issued and outstanding as of May 9, 2008; 7,437,184 shares of Series A Preferred Stock with a stated value of $0.08 per share were issued and outstanding as of May 9, 2008.

ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

HEALTH DISCOVERY CORPORATION
Balance Sheet (unaudited)

Assets

	March 31,	December 31,
	2008	2007
Current Assets
Cash	$1,315,841	$1,648,439
Accounts Receivable	112,500	112,500
Prepaid Expenses and Other Assets	26,699	33,829

Total Current Assets	1,455,040	1,794,768

Equipment, Less Accumulated Depreciation of $21,837 and $22,402	6,278	7,596

Other Assets
Accounts Receivable – Long Term	112,500	112,500
Patents, Less Accumulated Amortization of $1,008,654 and $942,974	2,977,140	3,042,820

Total Assets	$4,550,958	$4,957,684

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$128,685	$61,173
Accrued Liabilities	208,823	239,589
Deferred Revenue	62,708	62,708

Total Current Liabilities	400,216	363,470

Deferred Revenue – Long Term	438,038	453,715

Total Liabilities	838,254	817,185

Commitments

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share,
7,437,184 Shares Authorized, Issued and Outstanding	594,975	594,975
Common Stock, No Par Value, 300,000,000 Shares Authorized
169,007,206 Shares Issued and Outstanding	15,519,566	15,390,609
Accumulated Deficit	(12,401,837)	(11,845,085)

Total Stockholders’ Equity	3,712,704	4,140,499

Total Liabilities and Stockholders' Equity	$4,550,958	$4,957,684

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Revenues:
Licensing	$15,677	$10,833
Cost of Revenues:
Internal Development	3,600	7,500

Gross Profit	12,077	3,333
Operating Expenses:
Amortization	65,679	65,680
Professional and Consulting Fees	153,850	170,232
Compensation	197,186	164,155
Other General and Administrative Expenses	169,543	131,904
Total Operating Expenses	586,258	531,971

Loss From Operations	(574,181)	(538,638)

Other Income (Expense)
Interest Income	17,742	6,987
Gains on Restructuring of Accounts Payable	-	44,594
Interest Expense	(312)	(102,044)
Total Other Income (Expense)	17,430	(50,463)

Net Loss	$(556,751)	$(579,101)

Weighted Average Outstanding Shares	169,007,206	116,468,384

Loss Per Share	$(.00)	$(.00)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
(unaudited)
For the Three Months Ended March 31, 2008 and 2007
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities
Net Loss	$(556,751)	$(579,101)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	23,169	38,606
Services Exchanged for Warrants	105,788	52,875
Issuance of Warrants	-	33,756
Accretion of Debt Discount	-	69,250
Gains on Restructuring of Accounts Payable	-	(44,594)
Depreciation and Amortization	66,997	68,183
Decrease in Interest Receivable	251	-
Increase in Accounts Receivable	-	20,000
Decrease in Deferred Revenue	(15,677)	(10,833)
Decrease (Increase) in Prepaid Expenses and Other Assets	6,878	(5,636)
(Decrease) Increase in Accounts Payable – Trade	67,513	(13,032)
(Decrease) Increase in Accrued Liabilities	(30,766)	77,782

Net Cash Used by Operating Activities	(332,598)	(292,744)

Cash Flows From Investing Activities:
Purchase of Equipment	-	(298)
Investment in Joint Venture	-	(5,000)

Net Cash Used by Investing Activities	-	(5,298)

Cash Flows From Financing Activities:
Proceeds from Sales of Common Stock, Net of Fees	-	1,000

Net Cash Provided by Financing Activities	-	1,000

Net Decrease in Cash	(332,598)	(297,042)

Cash, at Beginning of Period	1,648,439	674,366

Cash, at End of Period	$1,315,841	$377,324

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$312	$549

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“Statement No. 157”).  This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures.  This pronouncement is effective for fiscal years beginning after November 15, 2007.  Certain provisions of SFAS No. 157 are effective for the company beginning in the first quarter of 2008.  The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 did not have a material effect on the Company’s results of operations and financial position.  The Company is currently evaluating the impact of adoption of SFAS No. 157 for non-financial assets and liabilities on its results of operations and financial position.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 was effective for the Company beginning in the first quarter of 2008.  The adoption of SFAS No. 159 did not have a material impact in the Company’s financial position, results of operations or cash flows in the first quarter of 2008.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition.  SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet.  The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings.  The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions.  The effective date to adopt SFAS No. 160 for the Company is January 1, 2009.  The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial position.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

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

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB before the United States District Court for the Northern District of California.  The agreement provides Ciphergen a license to use certain patents.  In consideration for entering into the Agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period.  The revenue associated with this settlement was recorded net of $130,000 in contingently payable attorney fees as deferred revenue in the amount of $470,000 and will be recognized over the sixteen year remaining life of the subject patents.  Deferred revenue represents the unearned portion of payments received in advance for licensing agreements.  The Company had total unearned revenue of $500,747 as of March 31, 2008.  Unearned revenue of $62,708 is recorded as current and $438,038 is classified as long-term.

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

Note D - STOCK-BASED EXPENSE

Stock-based expense included in our net loss for the three months ended March 31, 2008 consisted of $128,957 in compensatory warrants and options for professional consulting services and compensation.  Stock-based expense included in our net loss for the three months ended March 31, 2007 consisted of $116,736.

As of March 31, 2007 and March 31, 2008, there was approximately $239,452 and $398,562, repectively, of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1.5 years.  No options or warrants have been granted in 2008.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED EXPENSE, continued

The following schedule summarizes stock option activity for the three months ended March 31, 2008 and the twelve months ended December 31, 2007:

	Option Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,500,000	$0.11
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2007	3,500,000	$0.11
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, March 31, 2008	3,500,000	$0.11

The weighted average remaining life of the outstanding options at March 31, 2008 is 7.80 years.

There were 3,000,000 options exercisable at March 31, 2008.  The exercisable options have a weighted average exercise price of $0.11 and a weighted average remaining life of 7.80 years.  The aggregate intrinsic value of options outstanding is zero at March 31, 2008.

Information about warrants outstanding at March 31, 2008 is summarized below:

	Three Months Ended	Twelve Months Ended
	March 31	December 31
Number of warrants issued	2008	2007
Outstanding beginning of period	159,099,644	68,796,250

Issued	-	122,773,394
Exercised	-	(100,000)
Expired un-exercised	(100,000)	(32,370,000)

Outstanding end of the period	158,999,644	159,099,644

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED EXPENSE, continued

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	400,000	0.5	400,000	0.5
$0.08	1,800,000	4.0	591,687	4.0
$0.10	1,425,750	1.0	1,400,750	1.0
$0.11	1,500,000	1.3	1,500,000	1.3
$0.12	150,000	1.0	150,000	1.0
$0.13	5,500,000	2.0	5,125,000	2.0
$0.14	52,138,822	2.4	52,138,822	2.4
$0.15	1,000,000	1.0	1,000,000	1.0
$0.16	10,000,000	1.2	10,000,000	1.2
$0.19	51,538,822	2.5	51,538,822	2.5
$0.20	500,000	1.0	500,000	1.0
$0.22	500,000	0.4	500,000	0.4
$0.24	32,546,250	0.8	32,546,250	0.8
Total	158,999,644		157,391,331

During the first quarter of 2008, no warrants were issued and 100,000 unexercised warrants expired.

The Company fully vested a 1,500,000 warrant grant for a retiring director by accelerating the vesting of 375,000 warrants exercisable at $0.13.  A charge of $44,438 was recorded as directors’ fees.

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

Note F - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application process for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,997,140 in patents and patent related costs, net of $1,008,654 in accumulated amortization, at March 31, 2008.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – PATENTS, continued

Amortization charged to operations for the three months ended March 31, 2008 and 2007 was approximately $65,680.  The weighted average amortization period for patents is 14 years.  Estimated amortization expense for the next five years is $263,120 per year.

Note G – INVESTMENTS

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but it not considered the primary beneficiary.  Accordingly, the investment is presented using the equity method of accounting.  The Company’s initial investment was $5,000.  Equity in the loss of SVM Capital LLC for 2007 was $5,000.  The resultant net value was zero at March 31, 2008.  The Company has no contractual obligation to fund this venture.

Note H – STOCKHOLDERS’ EQUITY

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each.  Proceeds of $1,000 were recorded in capital stock.  No capital stock was issued in the first quarter of 2008.

Note I – GOING CONCERN

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

Note J – SUBSEQUENT EVENTS AND DEVELOPMENTS

In May 2008, HDC entered into a letter of intent with  DCL Medical Laboratories LLC, a full-service clinical reference laboratory focused on women’s health, for the joint development of an SVM-based computer assisted diagnostic test for the analysis of cervical cells. There was no initial investment by the Company.  Future investment will be limited to certain administrative costs.  If a lab test becomes operational, the Company will be entitled to royalties as such tests are performed that utilize the Company's technology and patents.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Our Company is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  Our Company operates primarily in the emerging field of molecular diagnostics where such tools are critical to scientific discovery.  Our primary business consists of licensing our intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools.  We also endeavor to develop our own product line of newly discovered biomarkers and pathways that include human genes and genetic variations, as well as gene, protein, and metabolite expression differences.  In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action.  They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development and commercialization.

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

In May 2008 we entered into a letter of intent with DCL Medical Laboratories LLC, a full-service clinical laboratory focused on women’s health, for the joint development of an SVM-based computer assisted diagnostic test for the analysis of cervical cells.  Through the application of the advanced technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap test and augment the recent improvements of computer guided screening that have already significantly improved detection rates.  In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation.

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  Under the terms of that agreement, Clarient, Inc. obtained an exclusive license to the biomarker signature in exchange for HDC’s 30% royalty interest from all reimbursements of the test once commercialized.  An initial clinical validation study was recently completed by Clarient, which demonstrated very high success rate for identifying the presence of grade three or higher prostate cancer cells in prostate cancer tissue.  The results of the initial validation study indicated that the test correctly identified genomic evidence of prostate cancer cells in every tissue specimen known to be positive for prostate cancer (at a 100% sensitivity rate), and correctly identified specimens that did not have prostate cancer as negative (at an 80% specificity rate).  HDC and Clarient will now move to phase two of the clinical trial with the hope of achieving the statistical significance necessary to validate these very successful initial results and the ability to commercialize a test.

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

Negotiations with a large European pharmaceutical company to develop a companion diagnostic test using our discovered biomarkers as surrogates in the last phase of a clinical trial for its new drug to treat BPH (enlarged prostate) remain delayed due to the prospect’s post-acquisition integration issues.  Based on the prospect’s representations, we hope that discussions regarding this prospective opportunity will resume sometime in 2008. We have also initiated discussions to bring this opportunity to other pharmaceutical companies with new BPH drugs in clinical development.

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

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha has over thirty years of experience in commodity and futures trading.  SVM Capital has made significant progress since the formation of the joint venture.  The SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years.  The latest SVM-derived models generated by SVM Capital have successfully outperformed the static buy-and-hold model both in increased returns as well as in reduced risk.  Once the stability of these models is confirmed, SVM Capital intends to apply the models to a wide range of financial asset classes such as interest rates, currencies, metals and petroleum products.  The joint venture partners plan to apply the investment model either in a single fund or a fund of funds.  SVM Capital will charge a management fee and a performance fee for managing client assets.  Depending on the level of its success, this venture can be profitable given its reliance on cost effective use of computer technology and ready access to efficient trading platforms. The initial investment was $5,000 and was subsequently written off as the Company recorded its share of the losses of this venture.  The Company has no further funding commitment for this venture.

While we have a number of negotiations in process, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized, or that those that may be finalized do not provide the economic return that we expect.

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Revenue

For the three months ended March 31, 2008, revenue was $15,677 compared with $10,833 for the three months ended March 31, 2007.  Revenue is recognized for licensing and development fees over the period earned.

Cost of Revenues and Gross Margin

Internal development costs of $3,600 were recorded as cost of sales for the first quarter 2008 compared with $7,500 for the first quarter of 2007.  Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold.  All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $65,679 and $65,680 for the first quarter of 2008 and 2007, respectively.  Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $153,850 for the first quarter of 2008 compared with $170,322 for the first quarter of 2007.  The decrease is due to lower fees, primarily accounting, incurred for 2008.

Compensation of $197,186 for the first quarter of 2008 was higher than the $164,155 reported for the first quarter of 2007.  Compensation increased because of the restoration of salary decreases and medical insurance increases.

Other general and administrative expenses increased to $169,543 for the first quarter of 2008 compared to $131,904 for the first quarter of 2007.  This increase was due to the accelerated vesting of a former director’s warrants.

Loss from Operations

The loss from operations for the first quarter of 2008 was $574,181 compared to $538,638 for the first quarter of 2007.  This increased loss was due to increased costs as discussed previously.

Other Income and Expense

Interest income was $17,742 for the first quarter of 2008 compared to $6,987 in 2007.  Interest income increased because the Company had more cash on hand to invest throughout the first quarter of 2008.

Interest expense was $312 in the first quarter of 2008 compared with $102,044 in the first quarter of 2007.  This decrease reflects the elimination of debt in the fourth quarter of 2007.

Net Loss

The net loss for the first quarter of 2008 was $556,751 compared to $579,101 for the first quarter of 2007.  The decreased loss was due to the increase in other income year over year.

Net loss per share was $0.00 for both the first quarter of 2008 and 2007.

Liquidity and Capital Resources

At March 31, 2008, the Company had $1.5 million in available cash.  Cash used by operating activities year to date was $332,598.  This was due primarily to the net loss of $556,751; however, net non-cash charges and adjustments of $246,503 favorably impacted the computation of the net cash used.  Cash used by investment activities was zero.  Net cash provided by financing activities was zero.

The following table summarizes the due dates of our contractual obligations.

	Total	Less than 1 Year	More than 1 Year
Deferred Compensation	$63,500	$63,500	$-
Office Lease	47,803	21,247	26,556
Total	$111,303	$84,747	$26,556

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

Subsequent Events

In May, 2008, the Company announced that the U.S. Patent and Trademark Office issued two new patents to the Company.  One of the patents claims a method for analysis of any type of data that has a structure.  The second patent covers additional feature selection techniques that can be used to successfully identify the most important pieces of information needed to solve complex pattern-recognition problems.  With the issuance of these two patents, the Company now holds the exclusive rights to 30 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.

In May, 2008, HDC entered into a letter of intent with  DCL Medical Laboratories LLC, a full-service clinical reference laboratory focused on women’s health, for the joint development of an SVM-based computer assisted diagnostic test for the analysis of cervical cells.  Through the application of the advancing technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap test and augment the recent improvements in computer guided screening that have already significantly improved detection rates. In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation.

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  Under the terms of that agreement, Clarient, Inc. obtained an exclusive license to the biomarker signature in exchange for HDC’s 30% royalty interest from all reimbursements of the test once commercialized.  An initial clinical validation study was recently completed by Clarient, which demonstrated a very high success rate for identifying the presence of grade three or higher prostate cancer cells in prostate cancer tissue. The results of the initial validation study indicated that the test correctly identified genomic evidence of prostate cancer cells in every tissue specimen known to be positive for prostate cancer (at a 100% sensitivity rate), and correctly identified specimens that did not have prostate cancer as negative (at an 80% specificity rate).  HDC and Clarient will now move to phase two of the clinical trial process with the hope of achieving the statistical significance necessary to validate these very successful initial results and the ability to commercialize a test.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2007, filed on March 31, 2008.

Item 4T.  Controls and Procedures.

As of March 31, 2008 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, no changes in the Company's internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.  Other Information.

On May 13, 2008, we filed a registration statement on Form S-1 as required by the terms of the private placement we completed in September, 2007 (the "Private Placement") and first disclosed on Form 8-K, dated September 10, 2007.  The registration statement covers 51,538,822 shares of our common stock if warrants with an exercise price of $0.14 per share are exercised and 51,538,822 shares of our common stock if warrants with an exercise price of $0.19 per share are exercised.  All of the warrants are currently outstanding and were issued in the Private Placement.  We will not receive any proceeds from any shares ultimately sold pursuant to the registration statement.  However, we will receive cash upon the exercise of the warrants of $17,007,811.26 if all of the warrants are exercised.  The exercise price of the warrants is fixed, subject to adjustments for stock splits or combinations.

Item 6.  Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

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

Health Discovery Corporation
Registrant

Date: May 15, 2008	/s/ Stephen D. Barnhill M.D.
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: May 15, 2008	/s/ Daniel R. Furth
Printed Name: Daniel R. Furth
Title: Executive Vice President / Principal Financial
Officer/Secretary