Form 10-Q
period 2008-06-30
HEALTH DISCOVERY CORP
filed 2008-08-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 169,007,206 shares of common stock, no par value, were issued and outstanding as of August 13, 2008; 7,437,184 shares of Series A Preferred Stock with a stated value of $0.08 per share were issued and outstanding as of August 13, 2008.

ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

HEALTH DISCOVERY CORPORATION
Balance Sheet

Assets
	June 30,	December 31,
	2008 (unaudited)	2007
Current Assets
Cash	$818,493	1,648,439
Accounts Receivable	112,500	112,500
Prepaid Expenses and Other Assets	36,476	33,829

Total Current Assets	967,469	1,794,768

Equipment, Less Accumulated Depreciation of $22,992 and $22,402	5,123	7,596

Other Assets
Accounts Receivable – Long Term	112,500	112,500
Patents, Less Accumulated Amortization of $1,074,334 and $942,974	2,911,460	3,042,820

Total Assets	$3,996,552	4,957,684

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$11,948	61,173
Accrued Liabilities	219,946	239,589
Deferred Revenue	62,708	62,708

Total Current Liabilities	294,602	363,470

Deferred Revenue – Long Term	422,361	453,715

Total Liabilities	716,963	817,185

Commitments

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share,
7,437,184 Shares Authorized, Issued and Outstanding	594,975	594,975
Common Stock, No Par Value, 300,000,000 Shares Authorized
169,007,206 Shares Issued and Outstanding	15,588,689	15,390,609
Accumulated Deficit	(12,904,075)	(11,845,085)
Total Stockholders’ Equity	3,279,589	4,140,499

Total Liabilities and Stockholders' Equity	$3,996,552	4,957,684

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Licensing	$15,677	$10,834	$31,354	$21,667
Cost of Revenues:
Internal Development	3,000	3,900	6,600	11,400

Gross Profit	12,677	6,934	24,754	10,267
Operating Expenses:
Amortization	65,681	65,680	131,360	131,360
Professional and Consulting Fees	171,149	322,077	324,999	492,309
Compensation	196,654	157,555	393,840	321,710
Other General and Administrative Expenses	93,044	101,831	262,587	233,735
Total Operating Expenses	526,528	647,143	1,112,786	1,179,114

Loss From Operations	(513,851)	(640,209)	(1,088,032)	(1,168,847)

Other Income (Expense)
Interest Income	11,782	2,989	29,524	9,976
Gains on Restructuring of Accounts Payable	-	-	-	44,594
Interest Expense	(170)	(102,070)	(482)	(204,114)
Total Other Income (Expense)	11,612	(99,081)	29,042	(149,544)

Net Loss	$(502,239)	$(739,290)	$(1,058,990)	$(1,318,391)

Weighted Average Outstanding Shares	169,007,206	116,493,384	169,007,206	116,479,098

Loss Per Share	$(.00)	$(.01)	$(.01)	$(.01)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
(unaudited)
For the Six Months Ended June 30, 2008 and 2007

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities
Net Loss	$(1,058,990)	$(1,318,391)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	46,338	68,462
Services Exchanged for Warrants	151,741	167,545
Issuance of Warrants	-	33,756
Accretion of Debt Discount	-	138,500
Gains on Restructuring of Accounts Payable	-	(44,594)
Depreciation and Amortization	133,833	135,918
Increase in Interest Receivable	(412)	-
Decrease in Accounts Receivable	-	20,000
Decrease in Deferred Revenue	(31,354)	(21,667)
Increase in Prepaid Expenses and Other Assets	(2,234)	(22,110)
(Decrease) Increase in Accounts Payable – Trade	(49,225)	125,320)
(Decrease) Increase in Accrued Liabilities	(19,643)	113,451

Net Cash Used by Operating Activities	(829,946)	(603,810)

Cash Flows From Investing Activities:
Purchase of Equipment	-	(998)
Investment in Joint Venture	-	(5,000)

Net Cash Used by Investing Activities	-	(5,998)

Cash Flows From Financing Activities:
Proceeds from Sales of Common Stock, Net of Fees	-	1,000

Net Cash Provided by Financing Activities	-	1,000

Net Decrease in Cash	(829,946)	(608,808)

Cash, at Beginning of Period	1,648,439	674,366

Cash, at End of Period	$818,493	$65,558

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$482	$1,125

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that were not currently required to be measured at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 was effective for the Company beginning in the first quarter of 2008.  The adoption of SFAS No. 159 did not have a material impact in the Company’s financial position.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods.  SFAS No. 141(R) is not expected to have a material impact on the Company’s financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - BASIS OF PRESENTATION, continued

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

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB before the United States District Court for the Northern District of California.  The agreement provides Ciphergen a license to use certain patents.  In consideration for entering into the Agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period.  The revenue associated with this settlement was recorded net of $130,000 in contingently payable attorney fees as deferred revenue in the amount of $470,000 and will be recognized over the sixteen year remaining life of the subject patents.  Deferred revenue represents the unearned portion of payments received in advance for licensing agreements.  The Company had total unearned revenue of $485,069 as of June 30, 2008.  Unearned revenue of $62,708 is recorded as current and $422,361 is classified as long-term.

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

Note D - STOCK-BASED EXPENSE

Stock-based expense included in our net loss for the three months and six months ended June 30, 2008 consisted of $69,122 and $198,079 respectively in compensatory warrants and options for professional consulting services, directors fees and compensation.  Stock-based expense included in our net loss for the three months and six months ended June 30, 2007 was $145,527 and $269,753 respectively.

As of June 30, 2007 and June 30, 2008, there was approximately $356,918 and $214,840, respectively, of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.4 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED EXPENSE, continued

The following schedule summarizes stock option activity for the six months ended June 30, 2008 and the twelve months ended December 31, 2007:

	Option Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,500,000	$0.11
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2007	3,500,000	$0.11
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, June 30, 2008	3,500,000	$0.11

The weighted average remaining life of the outstanding options at June 30, 2008 is 7.56 years.

There were 3,250,000 options exercisable at June 30, 2008.  The exercisable options have a weighted average exercise price of $0.11 and a weighted average remaining life of 7.56 years.  The aggregate intrinsic value of options outstanding is zero at June 30, 2008.

Information about warrants outstanding at June 30, 2008 is summarized below:

	Six Months Ended	Twelve Months Ended
	June 30	December 31
Number of warrants issued	2008	2007
Outstanding beginning of period	159,099,644	68,796,250

Issued	1,500,000	122,773,394
Exercised	-	(100,000)
Expired un-exercised	(300,000)	(32,370,000)

Outstanding end of the period	160,299,644	159,099,644

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED EXPENSE, continued

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	200,000	0.5	200,000	0.5
$0.06	1,500,000	6.0	0	6.0
$0.08	1,800,000	3.7	800,000	3.7
$0.10	1,425,750	0.8	1,425,750	0.8
$0.11	1,500,000	1.0	1,500,000	1.0
$0.12	150,000	1.0	150,000	1.0
$0.13	5,500,000	1.8	5,125,000	1.8
$0.14	52,138,822	2.1	52,138,822	2.1
$0.15	1,000,000	0.9	1,000,000	0.9
$0.16	10,000,000	0.9	10,000,000	0.9
$0.19	51,538,822	2.3	51,538,822	2.3
$0.20	500,000	0.1	500,000	0.1
$0.22	500,000	0.2	500,000	0.2
$0.24	32,546,250	0.5	32,546,250	0.5
Total	160,299,644		157,424,644

In June 2008, a warrant to purchase 1,500,000 shares of Company common stock at an exercise price of $0.06, vesting over three years and expiring in six years, was issued by the Company to a new director.  The value of $74,136 will be charged as directors’ fees over the vesting period.

During the first six months of  2008, 300,000 unexercised warrants expired.

In the first quarter of 2008, the Company fully vested a 1,500,000 warrant grant for a retiring director by accelerating the vesting of 375,000 warrants exercisable at $0.13.  A charge of $44,438 was recorded as directors’ fees.

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

Also on February 1, 2007, the Company issued 500,000 warrants to consultants, which vested immediately, and have an exercise price of $0.14.  Additionally, the Company issued 100,000 warrants to a consultant, which vested over a period of ten months, and have an exercise price of $0.14.  Together, these warrants were valued at $49,068 and expire on December 31, 2009.  The expense was recorded over the vesting period.

Note E – GAIN ON RESTRUCTURING OF ACCOUNTS PAYABLE

On March 1, 2007, the Company recorded a gain on accounts payable restructuring of $44,594 pursuant to the agreement made in the third quarter of 2006 deferring some payments until certain conditions were met or eliminating the liability if these conditions did not occur.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application process for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,911,460 in patents and patent related costs, net of $1,074,334 in accumulated amortization, at June 30, 2008.

Amortization charged to operations for the three months and six months ended June 30, 2008 and 2007 was approximately $65,680 and $131,360 for both years.  The weighted average amortization period for patents is 14 years.  Estimated amortization expense for the next five years is $262,720 per year.

Note G – INVESTMENTS

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but it not considered the primary beneficiary.  Accordingly, the investment is presented using the equity method of accounting.  The Company’s initial investment was $5,000.  Equity in the loss of SVM Capital LLC for 2007 was $5,000.  The resultant net value was zero at June 30, 2008.  The Company has no contractual obligation to fund this venture.

Note H – STOCKHOLDERS’ EQUITY

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each.  Proceeds of $1,000 were recorded in capital stock.  No capital stock has been issued in 2008.

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

The Company is licensing the technology underlying several of its patents and providing supporting services related to the application of such technology that is resulting in ongoing revenue.  The Company raised $2.55 million in cash through a common stock offering and additionally converted $2.2 million of secured debt to equity in the third quarter of 2007.  Based on these developments, management believes revenue generation will continue, additional licensing agreements will be obtained in the near-term, and non-revenue generating costs will be controlled.

Note J – SUBSEQUENT EVENTS AND DEVELOPMENTS

In July 2008, HDC entered into a Development and License Agreement with DCL Medical Laboratories LLC, a full-service clinical reference laboratory focused on women’s health, for the joint development of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers.  There was no initial investment by the Company.  Future investment will be limited to certain administrative costs.  Pursuant to the Development and License Agreement, HDC will own any developed intellectual property and DCL Medical Laboratories LLC will have a sole use license relating to applications and new mathematical tools developed during the course of the Development and License Agreement.

On July 15, 2008, the Company received $112,500 due from Ciphergen Biosystems, Inc. in accordance with a patent license and settlement agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Our Company is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  Our Company operates primarily in the emerging field of molecular diagnostics where such tools are critical to scientific discovery.  Our primary business consists of licensing our intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools.  We also endeavor to develop our own product line of newly discovered biomarker-based diagnostic tests that include human genes and genetic variations, as well as gene, protein, and metabolite expression differences and image analysis.  In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action.  They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development and commercialization.

We have partnered and intend to continue partnering with clinical laboratories to commercialize our clinical diagnostic tests and to provide pharmaceutical and diagnostic companies with all aspects of all phases of diagnostic and drug discovery, from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens.  We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

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

The U.S. Patent and Trademark Office issued one new patent to the Company in April 2008, which covers the use of FGM technology for visualization of data patterns.  In May, 2008, the Company announced that the U.S. Patent and Trademark Office issued two new patents to the Company.  One of the patents claims a method for analysis of any type of data that has a structure.  The second patent covers additional feature selection techniques that can be used to successfully identify the most important pieces of information needed to solve complex pattern-recognition problems.  The U.S. Patent and Trademark Office issued one new patent to the Company in June 2008, which covers the use of SVMs for computer-aided analysis of medical images, with particular applications in cytology and pathology.  Also in June 2008, the Company was issued a patent in Japan, which covers recursive feature elimination (RFE) using SVMs for selection and ranking of the most important features within large datasets.  With the issuance of these patents, the Company now holds the exclusive rights to 32 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.

In May 2008 we entered into a letter of intent with DCL Medical Laboratories LLC, a full-service clinical laboratory focused on women’s health, for the joint development of an SVM-based computer assisted diagnostic test for the analysis of cervical cells.  Through the application of the advanced technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap test and augment the recent improvements of computer guided screening that have already significantly improved detection rates.  In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation.  In July 2008, the Company and DCL Medical Laboratories LLC entered into a Development and License Agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers, which expands the scope of the joint development efforts.  Pursuant to the Development and License Agreement, HDC will own any developed intellectual property and DCL Medical Laboratories LLC will have a sole use license relating to applications and new mathematical tools developed during the course of the Development and License Agreement.  Dr. Hanbury, our new director, is currently President, CEO and a shareholder of DCL  Medical Laboratories.

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  Under the terms of that agreement, Clarient, Inc. obtained an exclusive license to the biomarker signature in exchange for HDC’s 30% royalty interest from all reimbursements of the test once commercialized.  We and Clarient have successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test.  Results from both the Phase I, Phase II and Phase III double-blinded clinical validation studies now completed at Clarient demonstrated a very high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells.  Combining all of the patients from all three phases of the clinical trials, the new geno-based molecular diagnostic test achieved a Sensitivity rate of 90% for correctly identifying the presence of Grade 3 or higher prostate cancer cells, a Specificity rate of 97% for correctly identifying normal prostate cells and a Specificity rate of 90% for identifying BPH cells, representing an overall test accuracy of 93%.  With the completion of the clinical trial, HDC’s new gene-based molecular diagnostic test is now ready for commercialization to be used by physicians on their patients at risk of having prostate cancer. The new prostate cancer test will be performed at Clarient’s Clinical Laboratory in Aliso Viejo, CA. HDC will receive 30% royalty on each test performed.

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

We have advanced our dialogue with several other important industry players in the healthcare field and, in certain situations, related to the field of pathology imaging and genomic, including a proposed project with one of the world’s largest diagnostic/pharmaceutical companies, a marketing arrangement with one of the world’s largest generic drug manufacturers, and other prospective partnership opportunities with additional companies and research institutions.  We also continue to pursue development opportunities with our existing licensing customers.

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

Since December 2005, the total value of licenses and development contracts signed is approximately $1,362,500.

While we have a number of negotiations in process, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized, or that those that may be finalized do not provide the economic return that we expect.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Revenue

For the three months ended June 30, 2008, revenue was $15,677 compared with $10,834 for the three months ended June 30, 2007.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to the amortization of deferred revenue resulting from prior licensing agreements.

Cost of Revenues and Gross Margin

Internal development costs of $3,000 were recorded as cost of sales for the second quarter 2008 compared with $3,900 for the second quarter of 2007.  Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold.  All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $65,681 and $65,680 for the second quarter of 2008 and 2007, respectively.  Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $171,149 for the second quarter of 2008 compared with $322,077 for the second quarter of 2007.  The decrease is due to an unusually high legal fees amount last year and warrants issued to consultants in 2007.

Compensation of $196,654 for the second quarter of 2008 was higher than the $157,555 reported for the second quarter of 2007.  Compensation increased because of the restoration of salary decreases and medical insurance increases.

Other general and administrative expenses decreased to $93,044 for the second quarter of 2008 compared to $101,831 for the second quarter of 2007.  The decrease was due to a reduction in the charge for directors warrants.

Loss from Operations

The loss from operations for the second quarter of 2008 was $513,851 compared to $640,209 for the second quarter of 2007.  This decreased loss was due to decreased costs as discussed previously.

Other Income and Expense

Interest income was $11,782 for the second quarter of 2008 compared to $2,989 in 2007.  Interest income increased because the Company had more cash on hand to invest throughout the second quarter of 2008.

Interest expense was $170 in the second quarter of 2008 compared with $102,070 in the second quarter of 2007.  This decrease reflects the elimination of debt in the fourth quarter of 2007.

Net Loss

The net loss for the second quarter of 2008 was $502,239 compared to $739,290 for the second quarter of 2007.  The decreased loss was due to the decrease in expenses as previously described.

Net loss per share was $0.00 and $0.01 for the second quarter of 2008 and 2007 respectively.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Revenue

For the six months ended June 30, 2008, revenue was $31,354 compared with $21,667 for the six months ended June 30, 2007.  Revenue is recognized for licensing and development fees over the period earned.

Cost of Revenues and Gross Margin

Internal development costs of $6,600 were recorded as cost of sales for the six months ended June 30, 2008 compared with $11,400 for the comparable 2007 period.  Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold.  All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2008 and 2007.  Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $324,999 for the six months ended June 30, 2008 compared with $492,309 for the six months ended June 30, 2007.  The decrease is due to lower fees, primarily legal, incurred for 2008.

Compensation of $393,840 for the six months ended June 30, 2008 was higher than the $321,710 reported for the comparable 2007 period.  Compensation increased because of the restoration of salary decreases and increased medical insurance costs.

Other general and administrative expenses increased to $262,587 for the six months ended June 30, 2008 compared to $233,735 for the six months ended June 30, 2007.  This increase was due to the accelerated vesting of a former director’s warrants.

Loss from Operations

The loss from operations for the six months ended June 30, 2008 was $1,088,032 compared to $1,168,847 for the comparable 2007 period.  This decreased loss was due to decreased costs as discussed previously.

Other Income and Expense

Interest income was $29,524 for the six months ended June 30, 2008 compared to $9,976 for the six months ended June 30, 2007.  Interest income increased because the Company had more cash on hand to invest throughout 2008.

Interest expense was $480 in the six months ended June 30, 2008 compared with $204,114 in the six months ended June 30, 2007.  This decrease reflects the elimination of debt in the fourth quarter of 2007.

Net Loss

The net loss for the six months ended June 30, 2008 was $1,058,990 compared to $1,318,391 for the six months ended June 30, 2007.  The decreased loss was due to the smaller net loss from operations and the decrease in interest expense.

Net loss per share was $0.01 for both six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

At June 30, 2008, the Company had $818,483 in available cash.  Cash used by operating activities year to date was $829,946.  This was due primarily to the net loss of $1,058,990; however, net non-cash charges and adjustments of $229,044 favorably impacted the computation of the net cash used.  Cash used by investment activities was zero.  Net cash provided by financing activities was zero.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More than 1 Year
Deferred Compensation	$60,500	$60,500	$-
Office Lease	42,492	21,246	21,246
Total	$102,992	$81,746	$21,246

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

Subsequent Events

In May 2008 we entered into a letter of intent with DCL Medical Laboratories LLC, a full-service clinical laboratory focused on women’s health, for the joint development of an SVM-based computer assisted diagnostic test for the analysis of cervical cells.  Through the application of the advanced technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap test and augment the recent improvements of computer guided screening that have already significantly improved detection rates.  In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation.  In July 2008, the Company and DCL Medical Laboratories LLC entered into a Development and License Agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers, which expands the scope of the joint development efforts.  Pursuant to the Development and License Agreement, HDC will own any developed intellectual property and DCL Medical Laboratories LLC will have a sole use license relating to applications and new mathematical tools developed during the course of the Development and License Agreement.  Dr. Hanbury, our new director, is currently President, CEO and a shareholder of DCL  Medical Laboratories.

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  Under the terms of that agreement, Clarient, Inc. obtained an exclusive license to the biomarker signature in exchange for HDC’s 30% royalty interest from all reimbursements of the test once commercialized.  We and Clarient have successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test.  Results from both the Phase I, Phase II and Phase III double-blinded clinical validation studies now completed at Clarient demonstrated a very high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells.  Combining all of the patients from all three phases of the clinical trials, the new geno-based molecular diagnostic test achieved a Sensitivity rate of 90% for correctly identifying the presence of Grade 3 or higher prostate cancer cells, a Specificity rate of 97% for correctly identifying normal prostate cells and a Specificity rate of 90% for identifying BPH cells, representing an overall test accuracy of 93%.  With the completion of the clinical trial, HDC’s new gene-based molecular diagnostic test is now ready for commercialization to be used by physicians on their patients at risk of having prostate cancer. The new prostate cancer test will be performed at Clarient’s Clinical Laboratory in Aliso Viejo, CA. HDC will receive 30% royalty on each test performed.

In August 2008, we announced the signing of an Agreement with Patent Profit International (“PPI”), a Silicon Valley-based patent brokerage firm, with the goal of marketing our patent portfolio and exclusive rights to SVM techniques and applications beyond biomarker discovery and the healthcare field, to prospective buyers/licensees in a wide range of technologies, including, but not limited to, information technology such as Internet browsers and search engines, spam mail detection, oil exploration, homeland security, and the automotive industry.  As a requirement of any potential sale of the patent portfolio, HDC expects to retain a royalty-free, worldwide, exclusive license, with the right to grant sublicenses, in the entire field of healthcare to enable our continued research, development, licensing and commercialization activities in diagnostic and prognostic areas such as prostate cancer, ovarian cancer, breast cancer, endometrial cancer, colon cancer, leukemia and other healthcare arenas.

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

Item 4T.  Controls and Procedures.

As of June 30, 2008 (the “Evaluation Date”), our Chief Executive Officer and President, who is also serving as our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On the Evaluation Date, our Principal Financial Officer resigned.  The Company is undertaking a search process to identify a suitable replacement.  Until we hire a replacement, our Chief Executive Officer will serve as our Principal Financial Officer.

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

Item 6.  Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: August 14, 2008	/s/ Stephen D. Barnhill M.D.
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer and Principal Financial Officer