Form 10-Q
period 2008-09-30
HEALTH DISCOVERY CORP
filed 2008-11-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 169,522,590 shares of common stock, no par value, were issued and outstanding as of November 13, 2008; 7,437,184 shares of Series A Preferred Stock with a stated value of $0.08 per share were issued and outstanding as of November 13, 2008.

TABLE OF CONTENTS

ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

HEALTH DISCOVERY CORPORATION
Balance Sheet
Assets
	September 30,	December 31,
	2008 (unaudited)	2007
Current Assets
Cash	$570,161	1,648,439
Accounts Receivable	112,500	112,500
Prepaid Expenses and Other Assets	42,007	33,829

Total Current Assets	724,668	1,794,768

Equipment, Less Accumulated Depreciation of $24,307 and $22,402	16,528	7,596

Other Assets
Accounts Receivable – Long Term	-	112,500
Patents, Less Accumulated Amortization of $1,096,227 and $942,974	2,845,781	3,042,820

Total Assets	$3,586,977	4,957,684

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$174,973	61,173
Accrued Liabilities	213,171	239,589
Deferred Revenue	62,708	62,708

Total Current Liabilities	450,852	363,470

Deferred Revenue – Long Term	406,684	453,715

Total Liabilities	857,536	817,185

Commitments

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share,
7,437,184 Shares Authorized, Issued and Outstanding	594,975	594,975
Common Stock, No Par Value, 300,000,000 Shares Authorized
169,522,590 Shares Issued and Outstanding	15,654,941	15,390,609
Accumulated Deficit	(13,520,475)	(11,845,085)
Total Stockholders’ Equity	2,729,441	4,140,499

Total Liabilities and Stockholders' Equity	$3,586,977	4,957,684

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Licensing	$18,700	$17,343	$50,054	$39,010

Cost of Revenues:
Internal Development	600	7,500	7,200	18,900

Gross Profit	18,100	9,843	42,854	20,110
Operating Expenses:
Amortization	65,680	65,680	197,040	197,040
Professional and Consulting Fees	261,826	304,352	586,825	796,661
Compensation	208,710	218,396	602,550	540,106
Other General and Administrative Expenses	104,490	128,729	367,077	362,464
Total Operating Expenses	640,706	717,157	1,753,492	1,896,271

Loss From Operations	(622,606)	(707,314)	(1,710,638)	(1,876,161)

Other Income (Expense)
Interest Income	6,459	4,926	35,983	14,902
Litigation Settlement	-	(42,000)	-	(42,000)
Gains on Restructuring of Accounts Payable	-	-	-	44,594
Interest Expense	(253)	(81,395)	(735)	(285,509)
Total Other Income (Expense)	6,206	(118,469)	35,248	(268,013)

Net Loss	$(616,400)	$(825,783)	$(1,675,390)	$(2,144,174)

Weighted Average Outstanding Shares	169,136,052	129,865,585	169,058,744	121,832,264

Loss Per Share	$(.00)	$(.01)	$(.01)	$(.02)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
(unaudited)
For the Nine Months Ended September 30, 2008 and 2007
	Nine Months	Nine Months
	Ended	Ended
Cash Flows From Operating Activities	September 30, 2008	September 30, 2007
Net Loss	$(1,675,390)	$(2,144,174)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock Issued in Settlement of Litigation	-	32,000
Stock-based Compensation	75,515	158,187
Services Exchanged for Warrants	188,817	226,669
Issuance of Warrants	-	33,756
Accretion of Debt Discount	-	192,361
Gains on Restructuring of Accounts Payable	-	(44,594)
Depreciation and Amortization	200,827	203,556
Refund of Deposit	-	25,759
Decrease in Interest Receivable	1,106	-
Decrease (Increase) in Accounts Receivable	112,500	(280,000)
(Decrease) Increase in Deferred Revenue	(47,031)	430,989
Increase in Prepaid Expenses and Other Assets	(9,284)	(8,198)
Decrease in Accounts Payable – Trade	(26,418)	(34,538)
Increase in Accrued Liabilities	113,800	185,518

Net Cash Used by Operating Activities	(1,065,558)	(1,022,709)

Cash Flows From Investing Activities:
Purchase of Equipment	(12,720)	(998)
Investment in Joint Venture	-	(5,000)

Net Cash Used by Investing Activities	(12,720)	(5,998)

Cash Flows From Financing Activities:
Proceeds from Sales of Common Stock, Net of Fees	-	2,436,540

Net Cash Provided by Financing Activities	-	2,436,540

Net (Decrease) Increase in Cash	(1,078,278)	1,407,833

Cash, at Beginning of Period	1,648,439	674,366

Cash, at End of Period	$570,161	$2,082,199

Stock-Based Investing and Financing Transactions: Common Stock, Series A Preferred Stock and Warrants Issued in Settlement of Promissory Note	-	1,893,774

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$735	$3,167

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative  Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow.  The provisions of SFAS No. 161 are effective for the Company beginning in the first quarter of 2009.  The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s results of operations and financial position.

Note B – REVENUE RECOGNITION

Revenue is generated through the sale or license of patented technology and processes and from services provided through development agreements.  These arrangements are controlled by contracts that dictate responsibilities and payment terms.  The Company recognizes revenues as earned over the duration of a license agreement or upon the sale of any owned patent once all contractual obligations have been fulfilled.  Revenue is earned under development agreements in the period the services are performed.

Effective July 1, 2007, the Company entered into a patent license and settlement agreement with Ciphergen Biosystems, Inc. (“Ciphergen”) in connection with the then pending litigation styled Health Discovery Corporation v. Ciphergen Biosystems, Inc. Case No. 07-00285-CRB before the United States District Court for the Northern District of California.  The agreement provides Ciphergen a license to use certain patents.  In consideration for entering into the agreement, Ciphergen agreed to pay the Company $600,000 over a two-year period.  The revenue associated with this settlement was recorded net of $130,000 in contingently payable attorney fees as deferred revenue in the amount of $470,000 and will be recognized over the sixteen year remaining life of the subject patents.

Deferred revenue represents the unearned portion of payments received in advance for licensing agreements.  The Company had total unearned revenue of $469,392 as of September 30, 2008.  Unearned revenue of $62,708 is recorded as current and $406,684 is classified as long-term.

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

Note D - STOCK-BASED EXPENSE

Stock-based expense included in our net loss for the three months and nine months ended September 30, 2008 consisted of $66,253 and $264,332 respectively in compensatory warrants and options for professional consulting services, directors fees and compensation.  Stock-based expense included in our net loss for the three months and nine months ended September 30, 2007 was $180,858 and $450,612 respectively.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED EXPENSE, continued

As of September 30, 2007 and September 30, 2008, there was approximately $528,558 and $595,141, respectively, of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods of approximately 2.0 years.

The following schedule summarizes stock option activity for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007:

	Option Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,500,000		$0.11
Granted	-		-
Exercised	-		-
Forfeited	-		-

Outstanding, December 31, 2007	3,500,000		$0.11
Granted	7,250,000		$0.08
Exercised	-		-
Forfeited	(1,500,000)	$	(0.11)

Outstanding, September 30, 2008	9,250,000		$0.09

The weighted average remaining life of the outstanding options at September 30, 2008 is 9.2 years.

During the third quarter, 1,250,000 options with an exercise price of $0.08 were granted to a former director who continues to provide services to the Company.  Full vesting occurs over two years.  The aggregate computed value of these options is $74,693 and the amount will be charged as expense over the vesting period.

On August 15, 2008, the Chief Executive Officer of the Company was granted 6,000,000 options with an exercise price of $0.08 per share.  The options vest over two years and are subject to performance criteria related to share price and other metrics.  The estimated value of these options as computed using the Black-Scholes Pricing Model was $0.0738 per share or $443,000.  This amount will be recorded as compensation over the two-year vesting period.

In July 2008, 1,500,000 options expired un-exercised due to the departure of the Company's former Executive Vice President.

There were 2,250,000 options exercisable at September 30, 2008.  The exercisable options have a weighted average exercise price of $0.09 and a weighted average remaining life of 8.6 years.  The aggregate intrinsic value of options outstanding is zero at September 30, 2008.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED EXPENSE, continued

Information about warrants outstanding at September 30, 2008 is summarized below:

	Nine Months Ended	Twelve Months Ended
	September 30	December 31
Number of warrants issued	2008	2007
Outstanding beginning of period	159,099,644	68,796,250

Issued	1,500,000	122,773,394
Exercised	-	(100,000)
Expired or forfeited	(3,050,000)	(32,370,000)

Outstanding end of the period	157,549,644	159,099,644

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.01	200,000	0.3	200,000	0.3
$0.08	2,050,000	5.1	841,667	2.0
$0.10	1,425,750	0.5	1,425,750	0.5
$0.11	1,500,000	0.9	1,500,000	0.9
$0.12	150,000	0.3	150,000	0.3
$0.13	5,000,000	1.5	5,000,000	1.5
$0.14	52,138,822	1.9	52,138,822	1.9
$0.15	1,000,000	0.3	1,000,000	0.3
$0.16	10,000,000	1.0	10,000,000	1.0
$0.19	51,538,822	2.0	51,538,822	2.0
$0.24	32,546,250	0.3	32,546,250	0.3
Total	157,549,644		156,341,311

In June 2008, a warrant to purchase 1,500,000 shares of Company common stock at an exercise price of $0.08, vesting over three years and expiring in six years, was issued by the Company to a new director.  The value of $85,200 will be charged as directors’ fees over the vesting period.

During the third quarter of 2008, 1,000,000 warrants previously issued to service providers expired unexercised. The Company issued an option to purchase 1,250,000 shares of the Company’s common stock to a former director of the Company in connection with his performance of consulting services.

During the first nine months of  2008, a total of 3,050,000 warrants were forfeited or expired unexercised.

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

During the third quarter of 2007, the Company issued 60,750 warrants, which expire on December 31, 2008, to a vendor as payment for professional services rendered.  These warrants had an exercise price of $0.10 and were fully vested upon issuance.  The fair value of $1,719 was recorded as expense.  The Company also issued 300,000 warrants with an exercise price of $0.18 to a former employee as part of a termination agreement.  These warrants, which expire after three years, vested immediately and had a fair value of $13,869.  This amount was recorded as compensation expense.  Two new directors were each awarded 1,500,000 warrants which vest over three years and expire in six years.  These warrants have an exercise price of $0.08 and had an aggregate fair market value of $197,374. Upon the resignation of one director in June 2007, 1,500,000 of these warrants were forfeited. During the third quarter of 2008, 1,250,000 remaining unvested shares of a 1,500,000 share warrant were forfeited due to the resignation of a director. The non-forfeited warrants will be charged as directors’ fees over the vesting period.

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

Note F - PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application process for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,845,781 in patents and patent related costs, net of $1,096,227 in accumulated amortization, at September 30, 2008.

Amortization charged to operations for the three months and nine months ended September 30, 2008 and 2007 was $65,680 and $197,040, respectively, for both years.  The weighted average amortization period for patents is 14 years.  Estimated amortization expense for the next five years is $262,720 per year.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

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

As of August 22, 2008, the Company entered into an operating agreement with the principals of Smart Personalized Medicine, LLC (“SPM”) wherein the Company received at 15% membership interest in return for executing a licensing agreement with SPM.  No cash investment has been made, and no value for this investment has been recorded.

Note H – STOCKHOLDERS’ EQUITY

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each.  Proceeds of $1,000 were recorded in capital stock.  In September 2008, the Company issued 515,384 shares of Company common stock to certain investors pursuant to the terms of the Securities Purchase Agreement dated as of August 15, 2007.

Note I – GOING CONCERN

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Limited revenue has been earned since inception, and the Company has not yet generated sufficient working capital to support its operations.  The Company’s ability to continue as a going concern is dependent, among other things, on its ability to control certain costs and obtain new contracts to eventually attain a profitable level of operations.

The Company is licensing the technology underlying several of its patents and providing supporting services related to the application of such technology that is resulting in ongoing revenue.  The Company raised $2.55 million in cash through a common stock offering and additionally converted $2.2 million of secured debt to equity in the third quarter of 2007.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, may result in significant revenue, as further described in Item 2 below.  In the meantime, the Company maintains a vigilant cash conservation program.

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

In August 2008, we announced that we entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director, Dr. Richard Caruso.  Under the terms of this agreement, we will work to develop a superior breast cancer prognostic test using our SVM technology in collaboration with MD Anderson Cancer Center.  In exchange for a license to use our SVM technology, we will receive a 15% equity position in Smart Personalized Medicine, LLC (which will remain undiluted until there is at least $5 million in investment from investors in Smart Personalized Medicine, LLC) and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test.

In August 2008, we announced the signing of an agreement with Patent Profit International (“PPI”), a Silicon Valley-based patent brokerage firm, with the goal of marketing our patent portfolio and exclusive rights to SVM techniques and applications beyond biomarker discovery and the healthcare field, to prospective buyers/licensees in a wide range of technologies, including, but not limited to, information technology such as Internet browsers and search engines, digital photography, spam mail detection, oil exploration, homeland security, and the automotive industry.  As a requirement of any potential sale of the patent portfolio, HDC expects to retain a royalty-free, worldwide, exclusive license, with the right to grant sublicenses, in the entire field of healthcare to enable our continued research, development, licensing and commercialization activities in diagnostic and prognostic areas such as prostate cancer, ovarian cancer, breast cancer, endometrial cancer, colon cancer, leukemia and other healthcare arenas. The Company anticipates that PPI will initiate the marketing of our patent portfolio in the fourth quarter of 2008.

In August 2008, we announced that the U.S. Patent and Trademark Office granted a patent to us covering the use of SVMs in computer-aided image analysis of digitized microscopic images of medical specimens.  This patent focuses on a method and computer system for analyzing medical images generated during microscopic evaluation of cytology specimens and tissue samples.  SVM-aided image analysis using this patented method could permit automated and rapid analysis of a series of sample images that are typically examined visually by a technologist or pathologist, greatly increasing the sensitivity and accuracy of tests.

In July 2008, the Company and DCL entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers, which expands the scope of the joint development efforts.  Pursuant to the development and license agreement, HDC will own any developed intellectual property and DCL will have a sole use license relating to applications and new mathematical tools developed during the course of the development and license agreement. Images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation. Dr. Hanbury, our new director, is currently President, CEO and a shareholder of DCL.

On July 31, 2007, we entered into an alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  Under the terms of that agreement, Clarient obtained an exclusive license to the biomarker signature in exchange for HDC’s 30% royalty interest from all reimbursements of the test once commercialized.  We and Clarient have successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test.  Results from both the Phase I, Phase II and Phase III double-blinded clinical validation studies now completed at Clarient demonstrated a very high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells.  Combining all of the patients from all three phases of the clinical trials, the new gene-based molecular diagnostic test achieved a Sensitivity rate of 90% for correctly identifying the presence of Grade 3 or higher prostate cancer cells, a Specificity rate of 97% for correctly identifying normal prostate cells and a Specificity rate of 90% for identifying BPH cells, representing an overall test accuracy of 93%.  With the completion of the clinical trial, HDC’s new gene-based molecular diagnostic test is now ready for commercialization to be used by physicians on their patients at risk of having prostate cancer. The new prostate cancer test will be performed at Clarient’s Clinical Laboratory in Aliso Viejo, CA. HDC will receive 30% royalty on each test performed.

The U.S. Patent and Trademark Office issued one new patent to the Company in April 2008, which covers the use of FGM technology for visualization of data patterns.  In May, 2008, the U.S. Patent and Trademark Office issued two new patents to the Company.  One of the patents claims a method for analysis of any type of data that has a structure.  The second patent covers additional feature selection techniques that can be used to successfully identify the most important pieces of information needed to solve complex pattern-recognition problems.  The U.S. Patent and Trademark Office issued one new patent to the Company in June 2008, which covers the use of SVMs for computer-aided analysis of medical images, with particular applications in cytology and pathology.  Also in June 2008, the Company was issued a patent in Japan, which covers recursive feature elimination (RFE) using SVMs for selection and ranking of the most important features within large datasets.  With the issuance of these patents, the Company now holds the exclusive rights to 33 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.

In September 2008, we received royalty proceeds related to our licensing agreement with Bruker Daltonics, which was originally announced in August, 2006.  The royalties relate to Bruker Daltonics’ sales of its ClinProToolsTM clinical proteomics product line for its mass spectrometers, which contains HDC’s SVM technology.  Bruker launched its ClinProToolsTM at approximately the same time as the license with HDC.  While this royalty was relatively small, it represents additional royalty payments from this relationship and offers the opportunity of future royalties for the life of the patents related to future sales of the Bruker product.

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

Negotiations with a large European pharmaceutical company to develop a companion diagnostic test using our discovered biomarkers as surrogates in the last phase of a clinical trial for its new drug to treat BPH (enlarged prostate) remain delayed due to the prospect’s post-acquisition integration issues.  Based on the prospect’s representations, we hope that discussions regarding this prospective opportunity will resume sometime in 2009.  We have also initiated discussions to bring this opportunity to other pharmaceutical companies with new BPH drugs in clinical development.

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

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha has over thirty years of experience in commodity and futures trading.  SVM Capital has made significant progress since the formation of the joint venture.  The SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years.  The latest SVM-derived models generated by SVM Capital have successfully outperformed the static buy-and-hold model both in increased returns as well as in reduced risk.  Once the stability of these models is confirmed, SVM Capital intends to apply the models to a wide range of financial asset classes such as interest rates, currencies, metals and petroleum products.  The joint venture partners plan to apply the investment model either in a single fund or a fund of funds.  SVM Capital will charge a management fee and a performance fee for managing client assets.  Depending on the level of its success, this venture can be profitable given its reliance on cost effective use of computer technology and ready access to efficient trading platforms.  The initial investment was $5,000 and was subsequently written off as the Company recorded its share of the losses of this venture.  The Company has no further funding commitment for this venture.  In November 2008, SVM Capital’s system began trading live with a full beta test.

Since December 2005, the total value of licenses and development contracts signed is approximately $1,362,000.

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized, or that those that may be finalized do not provide the economic return that we expect.

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Revenue

For the three months ended September 30, 2008, revenue was $18,700 compared with $17,343 for the three months ended September 30, 2007.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to the amortization of deferred revenue resulting from prior licensing agreements.

Cost of Revenues and Gross Margin

Internal development costs of $600 were recorded as cost of sales for the third quarter 2008 compared with $7500  for the third quarter of 2007.  Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold.  All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $65,680 for both the third quarter of 2008 and 2007.  Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $261,826 for the third quarter of 2008 compared with $304,352 for the third quarter of 2007.  The decrease is due to an unusually high legal fees amount last year.

Compensation of $208,710 for the third quarter of 2008 was lower than the $218,396 reported for the third quarter of 2007.  Compensation decreased because of the departure of an employee in 2008.  Additionally, a $50,000 bonus was recorded in the third quarter of 2008.  A $45,000 settlement with a former employee was recorded in the third quarter of 2007.

Other general and administrative expenses decreased to $104,490 for the third quarter of 2008 compared to $128,729 for the third quarter of 2007.  The decrease was due to a reduction in the charge for directors warrants.

Loss from Operations

The loss from operations for the third quarter of 2008 was $622,606 compared to $707,314 for the third quarter of 2007.  This decreased loss was due to decreased costs as discussed previously.

Other Income and Expense

Interest income was $6,459 for the third quarter of 2008 compared to $4,926 in 2007.  Interest income increased because the Company had more cash on hand to invest throughout the third quarter of 2008.

Interest expense was $253 in the third quarter of 2008 compared with $81,395 in the third quarter of 2007.  This decrease reflects the elimination of debt in the fourth quarter of 2007.

Net Loss

The net loss for the third quarter of 2008 was $616,400 compared to $825,783 for the third quarter of 2007.  The decreased loss was due to the decrease in expenses as previously described.

Net loss per share was $0.00 and $0.01 for the third quarter of 2008 and 2007 respectively.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Revenue

For the nine months ended September 30, 2008, revenue was $50,054 compared with $39,010 for the nine months ended September 30, 2007.  Revenue is recognized for licensing and development fees over the period earned.

Cost of Revenues and Gross Margin

Internal development costs of $7,200 were recorded as cost of sales for the nine months ended September 30, 2008 compared with $18,900 for the comparable 2007 period.  Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold.  All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $197,040 for both the nine months ended September 30, 2008 and 2007.  Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $586,825 for the nine months ended September 30, 2008 compared with $796,661 for the nine months ended September 30, 2007.  The decrease is due to lower fees, primarily legal, incurred for 2008.

Compensation of $602,550 for the nine months ended September 30, 2008 was higher than the $540,106 reported for the comparable 2007 period.  Compensation increased because of the $50,000 bonus paid to the Chief Executive Officer and increased charges for medical insurance.

Other general and administrative expenses increased slightly to $367,077 for the nine months ended September 30, 2008 compared to $362,464 for the nine months ended September 30, 2007.

Loss from Operations

The loss from operations for the nine months ended September 30, 2008 was $1,710,638 compared to $1,876,161 for the comparable 2007 period.  This decreased loss was due to decreased costs as discussed previously.

Other Income and Expense

Interest income was $35,983 for the nine months ended September 30, 2008 compared to $14,902 for the nine months ended September 30, 2007.  Interest income increased because the Company had more cash on hand to invest throughout 2008.

Interest expense was $735 in the nine months ended September 30, 2008 compared with $285,509 in the nine months ended September 30, 2007.  This decrease reflects the elimination of debt in the fourth quarter of 2007.

Net Loss

The net loss for the nine months ended September 30, 2008 was $1,675,390 compared to $2,144,174 for the nine months ended September 30, 2007.  The decreased loss was due to the smaller net loss from operations and the decrease in interest expense.

Net loss per share was $0.01 and $0.02 for the nine months ended September 30, 2008 and 2007 respectively.

Liquidity and Capital Resources

At September 30, 2008, the Company had $570,161 in available cash.  Cash used by operating activities year to date was $1,065,558.  This was due primarily to the net loss of $1,675,390; however, net non-cash charges and adjustments of $609,832 favorably impacted the computation of the net cash used.  Cash used by investment activities was $12,720 due to the acquisition of fixed assets.  Net cash provided by financing activities was zero.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More than 1 Year
Deferred Compensation	$57,500	$57,500	$-
Office Lease	37,182	21,246	15,936
Total	$94,682	$78,746	$15,936

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

Subsequent Events

In October 2008, the U.S. Patent and Trademark Office issued the Company’s newest patent covering a data mining platform for collecting and analyzing bioinformatics data using SVMs.  This new patent addresses methods for taking gene expression data from different sources, such as experimental results and published literature, and using various feature ranking algorithms for classifying the combined information to generate ranked lists of genetic data.  The ranked lists include biomarkers useful for diagnosis, screening and monitoring of diseases or conditions.

On November 6, 2008 the Company announced that the RT-PCR assay for the four genes comprising the Company’s recently commercialized gene-based molecular diagnostic test for prostate cancer, which is currently available at Clarient’s Clinical Laboratory, can be successfully used in urine samples for gene testing.  The study, completed in collaboration with MD Anderson Cancer Center, demonstrated that the gene expression of all four genes comprising the molecular signature for clinically significant prostate cancer could be detected in urine samples spiked with as few as 50 prostate cancer cells.  Based on these initial findings, the Company intends to begin clinical testing to confirm these successful findings in a larger clinical trial.

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

Item 4T.  Controls and Procedures.

As of September 30, 2008 (the “Evaluation Date”), our Chief Executive Officer, who is also serving as our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 30, 2008, our Principal Financial Officer resigned.  The Company is undertaking a search process to identify a suitable replacement.  Until we hire a replacement, our Chief Executive Officer will serve as our Principal Financial Officer.

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2008, the Company issued an option to purchase 1,250,000 shares of the Company’s common stock to a former director of the Company in connection with his performance of consulting services.  The options will vest over two years, so long as the recipient continues to serve the Company as an advisor, and expire in five years.  These warrants have an exercise price of $0.08.

Also during the third quarter of 2008, the Company’s Chief Executive Officer was granted an option to purchase an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.08.  The options vest over a two year period, assuming a minimum share price, and with respect to a portion of the options, the Company attaining certain performance metrics, as more fully described in the Option Award filed as Exhibit 10.3 to the Company’s Form 8-K filed August 18, 2008.

In September 2008, the Company issued 515,384 shares of Company common stock to certain investors for no additional consideration pursuant to the terms of the Securities Purchase Agreement dated as of August 15, 2007.

The shares and the options described herein were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.  There were no underwriters in connection with either of these transactions, and there were no underwriting discounts or commissions.

Item 5.  Other Information.

On September 24, 2008, our previously-filed registration statement on Form S-1, which was required by the terms of the private placement we completed in September, 2007 (the "Private Placement") and first disclosed on Form 8-K, dated September 10, 2007, was declared effective.  The registration statement covers 35,274,934 shares of our common stock if warrants with an exercise price of $0.14 per share are exercised and 35,274,934 shares of our common stock if warrants with an exercise price of $0.19 per share are exercised.  The registration statement also  covers 352,746 shares of our common stock that were issued to the investors in September pursuant to the terms of the Private Placement.  All of the warrants are currently outstanding and were issued in the Private Placement.  We will not receive any proceeds from any shares ultimately sold pursuant to the registration statement.  However, we will receive cash upon the exercise of the warrants of $11,640,728.22 if all of the warrants are exercised.  The exercise price of the warrants is fixed, subject to adjustments for stock splits or combinations.

Item 6.  Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

10.1	Amendment to Stock Purchase Warrant with Dr. Richard Caruso. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed August 18, 2008.

10.2	Employment Agreement between the Company and Stephen D. Barnhill, M.D., dated August 15, 2008. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed August 18, 2008.

10.3	Option Award to Stephen D. Barnhill, M.D., dated August 15, 2008. Registrant incorporates by reference Exhibit 10.3 to Form 8-K filed August 18, 2008.

10.4
License and Development Agreement by and between the Company and DCL Medical Laboratories, LLC dated July 14, 2008.  Registrant incorporates by reference Exhibit 10.17 to Registration Statement on Form S-1 filed September 19, 2008.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: November 14, 2008	By:	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer and Principal Financial Officer