Form 10-K
period 2008-12-31
HEALTH DISCOVERY CORP
filed 2009-03-31
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-62216

HEALTH DISCOVERY CORPORATION
(Name of Registrant as Specified in its charter)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer ☐

Non-accelerated Filer	☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of March 27, 2009 was approximately $10,313,875. There were 169,522,590 shares of common stock outstanding as of March 27, 2009. There were 7,437,184 shares of Series A Preferred Stock outstanding as of March 27, 2009. There were 2,500,000 shares of Series B Preferred Stock outstanding as of March 31, 2009.

PART I

ITEM 1.	BUSINESS

Our History

We were organized under the name Direct Wireless Communications, Inc. in April 2001 by Direct Wireless Corporation, which licensed to us its technology for a wireless telephone. In October 2001, Direct Wireless Corporation, then our sole stockholder, pursuant to an effective registration statement under the Securities Act of 1933, distributed its entire holdings of our common stock as a stock dividend to its stockholders. As a result of the dividend, Direct Wireless Corporation ceased to own any of our equity securities. The negative events that occurred over the next several years in the communications industry made it difficult for us to fund the advancement of our communication platform. As a result, we made the decision to strategically change the overall direction of our intended business activities.

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

On September 30, 2003, we acquired the assets of Fractal Genomics, LLC, a company with patented Fractal Genomics Modeling (“FGM”) software, through the issuance of 3,825,000 common shares of the Company. In addition to the shares of common stock of the Company issued for the acquisition of Fractal Genomics, LLC’s assets, the Company agreed to execute a note for $500,000 payable in $62,500 quarterly installments to the sellers beginning on January 1, 2004 with the final payment being made in October 2005. Our acquisition of Fractal Genomics’ assets was completed on December 30, 2003.

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

On March 30, 2009, we filed Articles of Amendment (the “Second Amendment”) with the Secretary of State of the State of Georgia to amend our Articles of Incorporation. The Second Amendment sets forth the rights and preferences of the Series B Preferred Stock, including the right to receive dividends, including special dividends, the right to vote on matters presented to holders of common stock, a preference right in the event of liquidation, and the right to convert the Series B Preferred Stock into Common Stock. The Second Amendment was authorized by the Board of Directors on March 20, 2009. A copy of the Second Amendment is attached to this Annual Report on Form 10-K as Exhibit 3.1(b).

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by more than 69 patents that have been issued or are currently pending around the world.

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

The IVD portion of the diagnostics market currently accounts for over $31 billion in sales worldwide. Today, the molecular diagnostics segment represents a fraction of the IVD revenues with about $2.5 billion in sales, but it is widely considered to be the fastest growing segment, estimated at a 20-25% compounded annual growth rate, mainly in the U.S. and EU markets, versus 6-7% for IVD as a whole. It is difficult to accurately assess the size of this segment since many countries do not have reference laboratories external to hospitals. Areas of particular growth include infectious diseases, oncology, genetic diseases, and pharmacogenetic analyses. Companies involved in this space include several major pharmaceutical and diversified corporations. Roche, Abbott, and Johnson & Johnson have diagnostics divisions that generated $8.6 billion, $2.8 billion, and $23.1 billion in revenue in 2008, respectively, while Siemens and General Electric operate medical imaging segments that are expanding in diagnostics. Other market players include large technology companies like Becton-Dickinson, Beckman Coulter, and Bio-Rad.

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

Borrowing from the two disciplines of genomics and proteomics, molecular diagnostics categorizes cancer and other diseases using technology such as mass spectrometry and gene chips. Genomics is the study of all the genes in a cell or organism, and proteomics is the study of all the proteins. Molecular diagnostics determines how these genes and proteins interact in patients by focusing on patterns – gene and protein patterns – in different types of healthy and diseased patient cells. Molecular diagnostics uncover these genomic and proteomic changes and capture this information as expression patterns. Also called molecular signatures, these expression patterns improve clinicians’ ability to diagnose cancer earlier, predict which patients will respond to certain treatments, predict cancer recurrence risk, and select appropriate treatment for individual patients.

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

Current diagnostic tools, such as blood marker-based immunoassays, imaging techniques, and biopsy analyses, provide valuable information and have played an important role in increasing survival rates of cancer patients. However, these tools have inherent limitations in accuracy and remain quite expensive. There is a significant need for advanced diagnostic and prognostic tests that can provide meaningful information, screen for cancer, detect early recurrence, and monitor progression and therapeutic response in real time. HDC’s pattern recognition technology can play a critical role in the development of these tests because an advanced pattern recognition technique is required for this type of discovery. SVM technology is recognized as a superior pattern recognition tool available today as evidenced in hundreds of scientific papers worldwide.

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

Recursive Feature Elimination - Support Vector Machine Overview

Recursive Feature Elimination (RFE-SVM) is an application of SVM that was created by members of HDC’s science team to find discriminate relationships within clinical datasets, as well as within gene expression and proteomic datasets created from micro-arrays of tumor versus normal tissues. In general, SVMs identify patterns – for instance, a biomarker/genetic expression signature of a disease. The RFE-SVM utilizes this pattern recognition capability to identify and rank order the data points that contribute most to the desired results. The Company believes that its four RFE-SVM patents are currently the only RFE patents issued in the world.

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

The Fractal Genomic Modeling (“FGM”) data analysis technique has been shown to improve the mapping of genetic pathways involved in the diagnosis and prevention of certain diseases. HDC scientists feel that these analytic methods are effective for finding genes implicated in several cancers, HIV infection, lymphedema, Down’s syndrome, and a host of other diseases, as well as the pharmacogenetic profiling of patients.

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

Our Scientific Achievements

HDC’s world renowned scientific team is uniquely experienced in the design, analysis and application of machine learning technology, having invented the concepts and many of the methodologies used to exploit domain knowledge. In addition, through pattern recognition, our science team has identified and patent-protected biomarkers as possible treatment advances for several diseases, including Benign Prostatic Hyperplasia (BPH), prostate cancer, leukemia, colon cancer, AIDS and breast cancer.

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

Prostate Cancer

HDC has identified, patent-protected and recently licensed a genetic biomarker signature that identifies clinically significant high grade prostate cancer cells based on analysis of tissue samples. More than one million men a year undergo biopsies of the prostate gland after a cancer-screening test reveals moderately elevated levels of prostate specific antigen (PSA) in the blood. Upon the achievement of successful validation, the Company’s test will be used to analyze patients with elevated PSA or abnormal rectal exams, with negative biopsy results to determine if there is genomic evidence of grade three or higher cancer cells present in biopsy tissue, indicating the presence of a cancer missed by the biopsy. We and Clarient, Inc. have successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test. Results from both the Phase I, Phase II and Phase III double-blinded clinical validation studies now completed at Clarient demonstrated a very high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells. With the completion of the clinical trial, HDC’s new gene-based molecular diagnostic test is now being commercialized to be used by physicians on their patients at risk of having prostate cancer.

Prostate cancer is the second-leading cause of cancer death in men, after lung cancer. The National Cancer Institute (NCI) estimates that more than 186,000 new cases of prostate cancer will be diagnosed in the U.S. in 2008, with more than 28,660 deaths.

Leukemia

HDC has identified and patent-protected a set of leukemia genes that can separate ALL-T-cell leukemia from ALL-B-cell leukemia with a high degree of accuracy. The Company collaborated with a prominent cancer research hospital to analyze a gene expression database to identify new biomarkers and pathways involved in leukemia. The Company intends to further validate this finding in anticipation of developing a molecular diagnostic product for commercialization.

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

Breast Cancer

HDC licensed its two breast cancer diagnostic technologies (MammoSIGHT, for detecting malignancy in mammograms and MetastaSIGHT, for identifying circulating tumor cells in the blood) to Smart Personalized Medicine, LLC in exchange for a 15% ownership position in Smart Personalized Medicine, LLC and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test. The detection component of these technologies finds the areas of particular interest in the image and separates these objects from the background. The feature extraction component formulates numerical values relevant to the classification task from the segmented objects. HDC’s patented technology can be used within all diagnostic imaging radiology techniques, including PET scans, CT scans, and MRIs.

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

Employees

On December 31, 2008, we had 3 full time employees.

Website Address

Our corporate website address is www.HealthDiscoveryCorp.com. To view our public filings from the home page, select the “Display SEC Filings” tab followed by “SEC Filings.” This is a direct link to our filings with the Securities and Exchange Commission (“SEC”), including but not limited to our Annual Report of Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

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

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of thirty-three patents which were or have since issued as well as thirty-four other patent applications that are pending in the U.S. and elsewhere in the world. The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original IP, HDC are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,427,141	Enhancing Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,383,237	Computer-Aided Image Analysis	11/04/2019

U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Indian Patent No. 212978	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Patent/Application No.	Title	Expiration Date

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Australian Patent No. 780050	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Chinese Patent No. ZL00808062.3	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

German Patent No. DE60024452.0-08	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Indian Patent No. 223409	Enhancing Knowledge Discovery for Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Israeli Patent No. 146705	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Norwegian Patent No. 319,838	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

South Korean Patent No. 724104	Enhancing Knowledge Discovery from Data Sets Using Multiple Support Vector Machines	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Australian Patent No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 4138486	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Application No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Publication No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Hong Kong Application No. 011065063	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Canadian Application No. 2,371,240	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Japanese Application No. 2000-620577	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Canadian Application No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

European Publication No. 1236173	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Application No. 2001-534088	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

Patent/Application No.	Title	Expiration Date

U.S. Patent Publication No. 2005/0165556	Colon Cancer-Specific Markers	05/01/2019

U.S. Application No. 11/926,129	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent Publication No. 2008/0033899	Feature Selection Using Support Vector Machine Classifier	05/01/2019

European Publication No. 1828917	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	11/14/2025

Canadian Application No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Publication No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

U.S. Application No. 11/929,354	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

Canadian Application No. 2,435,290	Computer Aided Image Analysis	01/23/2022

European Publication No. 1356421	Computer Aided Image Analysis	01/23/2022

U.S. Application No. 11/929,213	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent Publication No. 2005/0071140	Model Selection for Cluster Data Analysis	05/17/2022

U.S. Application No. 11/929,522	Model Selection for Cluster Data Analysis	05/17/2022

U.S. Patent Publication No. 2006/0064415	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent Publication No. 2008/0097938	Data Mining Platform for Knowledge Discovery from Heterogeneous Data Types and/or Heterogeneous Data Sources	08/07/2020

U.S. Patent Publication No. 2005/0228591	Kernels and Kernel Methods for Spectral Data	08/07/2020

U.S. Patent Publication No. 2008/0097940	Kernels and Kernel Methods for Spectral Data	08/07/2020

U.S. Application No. 11/928,784	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

European Publication No. 1449108	Pre-Processed Feature Ranking for a Support Vector Machine	11/07/2022

U.S. Patent Publication No. 2008/0050836	Biomarkers for Screening, Predicting, and Monitoring Benign Prostate Hyperplasia	01/24/2022

U.S. Application No. 12/025,724	Biomarkers Upregulated in Prostate Cancer	01/24/2022

U.S. Application No. 12/242,264	Biomarkers Overexpressed in Prostate Cancer	01/24/2022

Patent/Application No.	Title	Expiration Date

U.S. Application No. 12/242,912	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Application No. 12/327,823	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Application No. 12/349,437	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Application No. 12/367,541	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

WIPO Application No. PCT/US09/33504	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

HDC also owns intellectual property rights in U.S. and foreign patents and pending patent applications covering the FGM technology. The FGM portfolio includes two issued patents and three pending patent applications, which are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,920,451	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

U.S. Patent No. 7,366,719	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets	01/19/2021

European Patent No.: 1252588	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

U.S. Patent Publication No.: 2005/0079524	Method for Identifying Biomarkers Using Fractal Genomics Modeling.	01/19/2021

U.S. Patent Publication No.: 2005/0158735	Method for Studying Cellular Chronomics and Causal Relationships of Genes Using Fractal Genomics Modeling.	01/19/2021

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

Customers and Licensees

We have produced sales, licensing, and developmental revenue since 2005 through agreements with a few customers and licensees. We have a strategic alliance and licensing agreement with Clarient, Inc. for commercialization of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature. Pursuant to our agreement, as amended, Clarient, Inc. obtained a non-exclusive license to the prostate cancer test in exchange for our 10% royalty interest from all reimbursements of the test once commercialized. We and Clarient have successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test. Results from both the Phase I, Phase II and Phase III double-blinded clinical validation studies now completed at Clarient demonstrated a very high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells. With the completion of the clinical trial, HDC’s new gene-based molecular diagnostic test is now being commercialized to be used by physicians on their patients at risk of having prostate cancer. The new prostate cancer test will be performed at Clarient’s Clinical Laboratory in Aliso Viejo, CA. HDC will receive 10% royalty on each test performed.

In July 2008, we entered into a development and license agreement with DCL Medical Laboratories LLC, a full-service clinical laboratory focused on women’s health, for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers. Pursuant to the development and license agreement, we will own any developed intellectual property and DCL will have a sole use license relating to applications and new mathematical tools developed during the course of the development and license agreement. Images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation. Dr. Hanbury, one of our directors, is currently President, CEO and a shareholder of DCL.

In August 2008, we entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director, Dr. Richard Caruso. Under the terms of this agreement, we will work to develop a superior breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. In exchange for a license to use our SVM technology, we received a 15% equity position in Smart Personalized Medicine, LLC (which will remain undiluted until there is at least $5 million in investment from investors in Smart Personalized Medicine, LLC) and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test.

In September 2008, we received royalty proceeds related to our licensing agreement with Bruker Daltonics, which was originally announced in August, 2006. The royalties relate to Bruker Daltonics’ sales of its ClinProToolsTM clinical proteomics product line for its mass spectrometers, which contains HDC’s SVM technology. Bruker launched its ClinProToolsTM at approximately the same time as the license with our Company. While this royalty was relatively small, it represents additional royalty payments from this relationship and offers the opportunity of future royalties for the life of the patents related to future sales of the Bruker product.

See Subsequent Events for additional licensing agreements that the Company has executed since December 31, 2008.

Research and Development

Our past Research and Development costs have been minimal due to the unique relationships we have maintained with the members of our scientific team and their institutions. Our total R&D costs have consisted solely of the consultant fees paid to Dr. Stamey, Dr. Vapnik, and Dr. Guyon. These fees consisted of $14,160 for 2008 and $46,432 for 2007.

ITEM 1A.	RISK FACTORS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, all statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including statements regarding the successful implementation of our services, business strategies and measures to implement such strategies, competitive strengths, expansion and growth of our business and operations, references to future success and other such matters. All such statements are forward-looking statements and are based on the beliefs of, assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may involve uncertainties and other factors that may cause the actual results and performance of our company to be materially different from future results or performance expressed or implied by such statements.

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

We expect to continue to incur net losses and have negative cash flows in the future due in part to high research and development expenses, including enhancements to our technologies and investments in new technologies. Our expenses are expected to exceed our income until we successfully complete transactions resulting in significant revenue and thus our capital will be decreased to pay these operating expenses. If we ever become profitable, of which there is no assurance that we can, from time to time our operating expenses could exceed our income and thus our capital will be decreased to pay these operating expenses. We cannot assure you that we will ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our business is difficult to evaluate because we have a limited history of operations.

Since reorganizing in 2003, our focus and our business model have been continually evolving. Accordingly, we have a history of operations in which there is limited information to identify any historical pattern. Even if we could discern such a pattern, the rapidly evolving nature of the biotechnology and pharmaceutical industries would make it very difficult to identify any meaningful information in such a short history. Therefore, it is also difficult to make any projections about the future of our operations. This difficulty may result in our shares trading below their value.

We may need additional financing.

During the first quarter of 2009, we raised additional capital in the amount of $200,000 through the issuance of Series B Preferred Stock. If we are unable to generate sufficient revenue, additional proceeds may be required to finance our activities. We cannot assure prospective investors that we will not need to raise additional capital or that we would be able to raise sufficient additional capital on favorable terms, if at all. There can be no assurance that additional financing will be available, if required, on terms acceptable to us. If we fail to raise sufficient funds, we may have to cease operations, which would materially harm our business and financial results. If we raise additional capital by issuing equity securities, our stockholders may experience dilution. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Demand for additional shares of Company common stock from private placement investor could cause substantial dilution to existing shareholders.

The Company recently received letters from an investor in the Company’s 2007 private placement (“2007 Private Placement”), claiming (a) that its anti-dilution rights received on the 2007 Private Placement had been triggered by various amendments to the vesting provisions of outstanding warrants and that, as a result, it is entitled to receive additional shares of Company common stock for no additional consideration, (b) breaches of its contractual rights to approve certain issuances of derivative securities, (c) breaches of other covenants made by the Company in the 2007 Private Placement, (d) the Company had violated its SEC disclosure obligations, and (e) various breaches by the members of the Board of Directors of their fiduciary duties. While the Company denies the allegations and believes they are without merit, if the investor’s position is correct, the Company may be required, among other things, to issue approximately 98,500,000 shares to such investor, and, if all of the other investors in the 2007 Private Placement sought the same remedy, the Company may be required to issue approximately 739,000,000 shares in the aggregate. Issuing such shares of common stock would cause substantial dilution to existing shareholders and would exceed the number of the Company’s authorized shares of common stock.

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

Our operating results may vary from period to period due to numerous factors, many of which are outside our control, including the number, timing and acceptance of our services. Factors that may cause our results to vary by period include:

■	changes in the demand for our products and services;

■	the nature, pricing and timing of products and services provided to our collaborators;

■	acquisition, licensing and other costs related to the expansion of our operations, including operating losses of acquired businesses;

■	reduced capital investment for extended periods;

■	losses and expenses related to our investments in joint ventures and businesses;

■	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information;

■	changes in intellectual property laws that affect our rights in genetic information that we sell; and

■	payments of milestones, license fees or research payments under the terms of our increasing number of external alliances.

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

Our stock price has, since September 1, 2003, traded as high as $0.60 and as low as $0.04. Our stock price could fluctuate significantly due to a number of factors beyond our control, including:

■	variations in our actual or anticipated operating results;

■	sales of substantial amounts of our stock;

■	announcements about us or about our competitors, including technological innovation or new products or services;

■	litigation and other developments related to our patents or other proprietary rights or those of our competitors;

■	conditions in the life sciences, pharmaceuticals or genomics industries; and

■	governmental regulation and legislation.

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

We intend to create a fully integrated biomarker discovery company to provide pharmaceutical and diagnostic companies worldwide with new, clinically relevant and economically significant biomarkers. We are a drug and diagnostic discovery company, which incorporates ideas and methods from mathematics, computer science and physics into the disciplines of biology, organic chemistry and medicine. Our objective is to significantly increase the probability of success of drug discovery and diagnostic development. Our approach and the products and technologies derived from our approach are novel. Our potential customers and collaborators may be reluctant to accept our new, unproven technologies, and our customers may prefer to use traditional services. In addition, our approach may prove to be ineffective or not as effective as other methods. Our products and technologies may prove to be ineffective if, for instance, they fail to account for the complexity of the life processes that we are now attempting to model. If our customers or collaborators do not accept our products or technologies and/or if our technologies prove to be ineffective, our business may fail or we may never become profitable.

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

We are currently marketing our SVM Portfolio for sale.

In August 2008, we entered into an agreement with Patent Profit International (“PPI”), a Silicon Valley-based patent brokerage firm, with the goal of marketing our patent portfolio and exclusive rights to SVM techniques and applications beyond biomarker discovery and the healthcare field, to prospective buyers/licensees in a wide range of technologies, including, but not limited to, information technology such as Internet browsers and search engines, digital photography, spam mail detection, oil exploration, homeland security, and the automotive industry. As a requirement of any potential sale of the patent portfolio, HDC expects to retain a royalty-free, worldwide, exclusive license, with the right to grant sublicenses, in the entire field of healthcare to enable our continued research, development, licensing and commercialization activities in diagnostic and prognostic areas such as prostate cancer, ovarian cancer, breast cancer, endometrial cancer, colon cancer, leukemia and other healthcare arenas. While we intend to enter into a definitive agreement to effect the sale of the SVM Portfolio, we cannot offer assurances that any strategic sale of the SVM Portfolio will be available to us on a timely basis or on acceptable terms, if at all.

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

As is typical in the genomics, biotechnology and software industries, we will probably receive in the future notices from third parties alleging patent infringement. We believe that we are not infringing the patent rights of any third parties. No third party has filed a patent lawsuit against us. We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

■	assert claims of infringement;

■	enforce our patents as they are granted;

■	protect our trade secrets or know-how; or

■	determine the enforceability, scope and validity of the proprietary rights of others.

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

Risks of failure are inseparable from the process of developing and commercializing drugs, therapies, diagnostic products and other life science products. These risks include the possibility that any of these products will:

■	be found to be toxic or ineffective;

■	fail to receive necessary regulatory approvals;

■	be difficult or impossible to manufacture on a large scale;

■	be uneconomical to market;

■	fail to be developed prior to the successful marketing of similar products by competitors; or

■	be impossible to market because they infringe on the proprietary rights of third parties or compete with superior products marketed by third parties.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease 908 square feet of office space in Savannah, Georgia, pursuant to a three year lease dated July 1, 2007 with an initial cost of $1,678 per month. We currently pay $1,741 per month due to subsequent contractual increases. Our principal executive office is located at 2 East Bryan Street, Suite #601, Savannah, Georgia 31401, and our telephone number is (912) 443-1987. Our principal executive office is well maintained and suitable for the business conducted in it.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008 to a vote of our shareholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board under the symbol HDVY. The range of closing prices for our common stock, as reported on YahooFinance.com during each quarter of the last two fiscal years was as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

First Quarter 2007	$0.16	$0.09
Second Quarter 2007	$0.14	$0.09
Third Quarter 2007	$0.11	$0.07
Fourth Quarter 2007	$0.11	$0.07

First Quarter 2008	$0.08	$0.03
Second Quarter 2008	$0.08	$0.03
Third Quarter 2008	$0.09	$0.03
Fourth Quarter 2008	$0.07	$0.04

At March 27, 2009, there were approximately 355 holders of record of our common stock.

We have not paid any cash dividends since inception, and we do not anticipate paying any in the foreseeable future. We intend to retain future earnings, if any, to support the development and growth or our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Under the Georgia Business Corporation Act, a company is prohibited from paying a dividend if, after giving effect to that dividend, either the company would not be able to pay its debts as they become due in the usual course of business or the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividends. The Company has had limited revenue since inception, has incurred recurring losses from operations, and has had to continually seek additional capital investment in order to fund operations. The Company’s auditors have concluded that these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company may be unable to pay any dividend until the Company achieves a level of revenue that provides sufficient resources to pay its debts as they become due and to continue as a going concern. If the Company were to pay dividends, the holders of the shares of Series A Preferred Stock and the Series B Preferred Stock have a right to first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Stock on an as if converted to Common Stock basis. The holders of the shares of Series B Preferred Stock also accrue a 10% annual dividend and have a special dividend right to receive a portion of the Company’s net revenues, subject to certain limitations.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	11,900,000	[1]	$0.09
Total	11,900,000		$0.09

[1] Includes options and warrants previously granted to service providers, consultants, directors and employees.

Private Placements

Effective September 7, 2007, the Company issued 31,937,500 shares of restricted common stock in return for $2.55 million in cash. Proceeds from the private placement were used for general working capital purposes. Each purchaser of common stock also received one warrant to acquire an equal number of shares at $0.14 (the “Tranche 1 Warrants”) and one warrant to acquire an equal number of shares at $0.19 (the “Tranche 2 Warrants”). The holders must exercise fifty percent of the Tranche 1 Warrants if the market price for the Company’s common stock is $0.17 for a period of thirty consecutive calendar days. The holders must exercise fifty percent of the Tranche 2 Warrants if the market price for the Company’s common stock is $0.24 for a period of thirty consecutive calendar days. The common shares were valued at $0.07 each, and the warrants were valued at $0.005 each for a total of $0.08. Under the terms of the securities purchase agreement, the Company agreed to use its best efforts to file a registration statement to register the shares underlying the warrants issued and sold to the investors by May 15, 2008, and to use its best efforts to cause the registration statement to be declared effective by August 28, 2008. Shares totaling 515,384 were issued in 2008 under the terms of the agreement. The securities issued in the private placement were not registered under the Securities Act of 1933, as amended, and until they are registered the securities could not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration. On September 19, 2008, the Company filed registration statement 333-150878 wherein 352,746 shares of stock and 70,549,868 shares of stock issuable upon the exercise of warrants were registered with the Securities and Exchange Commission.

Also in 2007, the Company also issued 19,601,322 shares of common stock and 7,437,184 shares of Series A Preferred Stock in a conversion of secured debt to equity. The amount of debt converted to common stock and warrants was approximately $1.6 million and the amount of debt converted to Series A Preferred Stock was $594,975. Each share of common stock issued in the conversion was accompanied by one warrant to acquire an equal number of shares of common stock at $0.14 and one warrant to acquire an equal number of shares of common stock at $0.19. The holders must exercise fifty percent of the Tranche 1 Warrants if the market price for the Company’s common stock is $0.17 for a period of thirty consecutive calendar days. The holders must exercise fifty percent of the Tranche 2 Warrants if the market price for the Company’s common stock is $0.24 for a period of thirty consecutive calendar days.

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

The shares and warrants offered and sold in each of the Company’s private placements were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended). There were no underwriters in connection with either of these transactions, and there were no underwriting discounts or commissions.

The Company recently received letters from an investor in the Company’s 2007 private placement, (“2007 Private Placement”), claiming, among other things further described in Item 1A Risk Factors to this Form 10-K, that its anti-dilution rights received in the 2007 Private Placement had been triggered by various amendments to the vesting provisions of outstanding warrants and that, as a result, it is entitled to receive additional shares of Company common stock for no additional consideration. Pursuant to the terms of the securities purchase agreement in the 2007 Private Placement, the investors are entitled to receive shares of Company common stock in certain dilutive events, including extending the exercise period of warrants. The investor claims that its anti-dilution protections were triggered as a result of the amendment to the vesting provisions of two outstanding warrants because the amendments were an extension of the exercise period of the warrant. The Company believes that the amendment was not an extension of the exercise period but rather a change to the condition on vesting, which would not trigger anti-dilution protections under the securities purchase agreement. Notwithstanding the Company’s belief that the investor’s claim is without merit, the Company rescinded one of the amendments (another warrant was held by Mr. Goldstein, who has since deceased). If the investor’s position is correct, the Company may be required under the terms of the securities purchase agreement to issue approximately 98,500,000 shares to the investor, and, if all of the other investors sought the same remedy as a result of the amendment to the warrant, the Company may be required to issue approximately 739,000,000 shares in the aggregate, which would exceed the number of shares the Company is authorized to issue. Issuing shares of common stock to satisfy the Company’s obligations under the anti-dilution provisions of the securities purchase agreement, if triggered, could cause substantial dilution to existing shareholders and would exceed the number of the Company’s authorized shares of common stock.

On March 31, 2009, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), we completed the sale to individual investors to acquire of Series B Preferred Stock for $200,000 in cash. In connection with the Purchase Agreement, the Company may issue up to 6,250,000 shares of Series B Preferred Stock. The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, at a price of $0.08 per share (subject to adjustment) so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding derivative securities, and without the payment of additional consideration by the holder. The Shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance. The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and must be held for at least six months from the time they are issued or until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or other applicable exemption applies.

Additional Issuance of Securities

In January 2007, the Company issued 100,000 shares of stock for warrants exercised at $0.01 each. Proceeds of $1,000 were recorded in capital stock. In February 2007, the Company granted warrants to purchase 15,235,000 restricted shares of Company stock at a fixed price of $0.35 per share. These warrants expired in November 2007. Also in February 2007, the Company issued warrants to purchase up to 500,000 shares of Company common stock to consultants, which vested immediately, and have an exercise price of $0.14. Additionally, the Company issued a warrant to purchase up to 100,000 shares of Company common stock to a consultant, which vests over ten months, and has an exercise price of $0.14.

During the second quarter of 2007, the Company issued warrants to purchase up to 500,000 shares of Company common stock to consultants, which vested immediately and had an exercise price of $0.11. These warrants expire December 31, 2009.

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

During the third quarter of 2007, the Company issued warrants to purchase 60,750 shares of Company common stock to a vendor as payment for professional services. These warrants expired on December 31, 2008.

During the third quarter of 2007, two new directors were each awarded warrants to purchase 1,500,000 shares of Company common stock, which vest over three years and expire in six years. These warrants have an exercise price of $0.08, and will be charged as directors’ fees over the vesting period. One director subsequently forfeited his warrant upon his resignation as a director.

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

During the third quarter of 2008, a director forfeited 1,250,000 warrants as a result of his resignation. The Company granted 1,250,000 options to an advisor to the Company during the third quarter of 2008. The aggregate computed value of these options was $74,693 and this amount will be charged as expense over the two year vesting period.

The Company granted 6,000,000 options to its Chief Executive Officer on August 15, 2008. The aggregate computed value of these options was $172,485 and this amount will be charged as expense over the 1.4 year vesting period.

All of these issuances of equity securities in 2007, 2008 and 2009 were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 7.	Management’s Discussion and Analysis or Plan of Operation

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

We partnered and intend to continue partnering with clinical laboratories to commercialize our clinical diagnostic tests and to provide pharmaceutical and diagnostic companies with all aspects of diagnostic and drug discovery, from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens. We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, producing accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

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

The U.S. Patent and Trademark Office issued one new patent to the Company in April 2008, which covers the use of FGM technology for visualization of data patterns. In May 2008, the U.S. Patent and Trademark Office issued two new patents to the Company, one of which claims a method for analysis of any type of data that has a structure. The second patent covers additional feature selection techniques that can be used to successfully identify the most important pieces of information needed to solve complex pattern-recognition problems. The U.S. Patent and Trademark Office issued one new patent to the Company in June 2008, which covers the use of SVMs for computer-aided analysis of medical images, with particular applications in cytology and pathology. Also in June 2008, the Company was issued a patent in Japan, which covers recursive feature elimination (RFE) using SVMs for selection and ranking of the most important features within large datasets. In October 2008, an Indian patent was issued to the Company covering the use of SVMs for knowledge discovery from multiple data sets. Also that month, the U.S. Patent and Trademark Office issued a new patent to the Company covering a data mining platform with multiple SVM modules for use in analyzing bioinformatics data. With the issuance of these patents, the Company now holds the exclusive rights to 34 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.

In July 2008, the Company and DCL Medical Laboratories LLC, a full-service clinical laboratory focused on women’s health, entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers. Through the application of the advanced technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap test and augment the recent improvements of computer guided screening that have already significantly improved detection rates. In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation. Pursuant to the development and license agreement, HDC will own any developed intellectual property and DCL will have a sole use license relating to applications and new mathematical tools developed during the course of the development and license agreement. Dr. Hanbury, one of our directors, is currently President, CEO and a shareholder of DCL.

As we disclosed in our Form 10-K for the fiscal year ended December 31, 2007, we were in discussions regarding the licensing of and product development using SVMs and FGMs in diagnostic radiology, including mammography, PET scans, CT scans, MRI and other radiological images. In August 2008, we entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director, Dr. Richard Caruso. Under the terms of this agreement, we will work to develop a superior breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. In exchange for a license to use our SVM technology, we received a 15% equity position in Smart Personalized Medicine, LLC (which will remain undiluted until there is at least $5 million in investment from investors in Smart Personalized Medicine, LLC) and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test.

In August 2008, we entered into an agreement with Patent Profit International (“PPI”), a Silicon Valley-based patent brokerage firm, with the goal of marketing our patent portfolio and exclusive rights to SVM techniques and applications beyond biomarker discovery and the healthcare field, to prospective buyers/licensees in a wide range of technologies, including, but not limited to, information technology such as Internet browsers and search engines, digital photography, spam mail detection, oil exploration, homeland security, and the automotive industry. As a requirement of any potential sale of the patent portfolio, HDC expects to retain a royalty-free, worldwide, exclusive license, with the right to grant sublicenses, in the entire field of healthcare to enable our continued research, development, licensing and commercialization activities in diagnostic and prognostic areas such as prostate cancer, ovarian cancer, breast cancer, endometrial cancer, colon cancer, leukemia and other healthcare arenas and to retain ownership of patents relating solely to biomarker discovery and healthcare. PPI’s marketing of our patent portfolio is ongoing.

In August 2008, the U.S. Patent and Trademark Office granted a patent to us covering the use of SVMs in computer-aided image analysis of digitized microscopic images of medical specimens. This patent focuses on a method and computer system for analyzing medical images generated during microscopic evaluation of cytology specimens and tissue samples. SVM-aided image analysis using this patented method could permit automated and rapid analysis of a series of sample images that are typically examined visually by a technologist or pathologist, greatly increasing the sensitivity and accuracy of tests.

On September 24, 2008, our previously-filed registration statement on Form S-1, which was required by the terms of the private placement we completed in September, 2007 (the “Private Placement”) and first disclosed on Form 8-K, dated September 10, 2007, was declared effective. The registration statement covers 35,274,934 shares of our common stock if warrants with an exercise price of $0.14 per share are exercised and 35,274,934 shares of our common stock if warrants with an exercise price of $0.19 per share are exercised. The registration statement also covers 352,746 shares of our common stock that were issued to the investors in September pursuant to the terms of the Private Placement. All of the Private Placement warrants are currently outstanding. We will not receive any proceeds from any shares ultimately sold pursuant to the registration statement. However, we will receive cash upon the exercise of the warrants of $11,640,728.22 if all of the warrants are exercised. The exercise price of the warrants is fixed, subject to adjustments for stock splits or combinations.

On December 31, 2008, the U.S. Patent and Trademark Office issued a notice of allowance for the Company’s pending patent application entitled “Data Mining Platform for Bioinformatics and Other Knowledge Discovery.” This application includes claims covering a web-based data mining system that utilizes multiple support vector machine models to analyze combinations of biological data of many different types, for example, genomic, proteomic, and clinical data, from many different sources, including measurement instruments, clinical databases, on-line databases and on-line journals to produce ranked lists of genes or proteins that may be used as biomarkers. Once the above identified application and those applications described in Subsequent Events below issue as patents, which is expected to occur in mid-2009, the Company will own exclusive rights in 37 issued U.S. and foreign patents covering SVM and FGM technologies and their uses.

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature. Under the terms of that agreement, as amended, Clarient obtained a non-exclusive license to make, use and sell any Licensed Product in the Field of Use within the Licensed Territory with respect to both the commercial reference laboratory field and the academic and research fields. In exchange for the non-exclusive license, Clarient will pay the Company 10% of Clarient’s net proceeds with respect to all licensed laboratory tests performed during the term of the license. During 2008, we and Clarient successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test. Results from both the Phase I, Phase II and Phase III double-blinded clinical validation studies now completed at Clarient demonstrated a very high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells. On November 6, 2008, we announced that the RT-PCR assay for the four genes comprising the Company’s recently commercialized gene-based molecular diagnostic test for prostate cancer, which is currently available at Clarient’s Clinical Laboratory, can be successfully used in urine samples for gene testing. The study, completed in collaboration with a prominent cancer research hospital, demonstrated that the gene expression of all four genes comprising the molecular signature for clinically significant prostate cancer could be detected in urine samples spiked with as few as 50 prostate cancer cells. On January 13, 2009, we announced the commercial launch of the new gene expression test for prostate cancer, which will be available through Clarient’s PATHSiTETM virtual reporting tool and accessible to the Company’s entire pathology network. The new prostate cancer test will be performed at Clarient’s Clinical Laboratory in Aliso Viejo, CA. HDC will receive 10% royalty on each test performed.

In September 2008 and December 2007, we received royalty proceeds related to our licensing agreement with Bruker Daltonics, which was originally announced in August, 2006. The royalties relate to Bruker Daltonics’ sales of its ClinProToolsTM clinical proteomics product line for its mass spectrometers, which contains HDC’s SVM technology. Bruker launched its ClinProToolsTM at approximately the same time as the license with HDC. While these royalty payments were relatively small, it offers the opportunity of future royalties for the life of the patents related to future sales of the Bruker product.

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

We are in discussions with a large international pharmaceutical company to develop a diagnostic test using our discovered biomarkers during a clinical trial for its new drug to treat BPH (enlarged prostate).

We have advanced our dialogue with several other important industry players in the healthcare field and, in certain situations, related to the field of molecular diagnostics, including a proposed project with one of the world’s largest pharmaceutical companies, and other prospective partnership opportunities with additional companies and research institutions. We also continue to pursue development opportunities with our existing licensing customers.

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques. Atlantic Alpha has over thirty years of experience in commodity and futures trading. SVM Capital has made significant progress since the formation of the joint venture. The SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years as well as a limited pilot program of real-time trading activity. The latest SVM-derived models generated by SVM Capital have successfully outperformed the static buy-and-hold model both in increased returns as well as in reduced risk. Once the stability of these models is confirmed, SVM Capital intends to apply the models to a wide range of financial asset classes such as interest rates, currencies, metals and petroleum products. The joint venture partners plan to apply the investment model either in a single fund or a series of related funds. SVM Capital expects to charge a management fee and a performance fee related to its investment activities. Depending on the level of its success, this venture can be profitable given its reliance on cost effective use of computer technology and ready access to efficient trading platforms.

The Company has recorded revenue of $555,000 through December 31, 2008 and has deferred revenue yet to be recognized of $450,000 at December 31, 2008. In addition, the Company has received $150,000 in additional cash payments in 2009. The Company believes that the aggregate value created by its patent portfolio to date is therefore $1,055,000.

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized, or that those that may be finalized do not provide the economic returns that we expect.

Subsequent Events

On March 31, 2009, we entered into the Purchase Agreement with certain individual investors for the private issuance of shares of our Series B Preferred Stock at an offering price of $ 0.08 per share (the “Private Placement”) . We anticipate that, in connection with the Private Placement, we will receive up to $500,000 in cash in exchange for the issuance of up to 6,250,000 shares of Series B Preferred Stock. A copy of the form of Purchase Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.15. The shares will be offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On January 30, 2009, we entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine. Upon regulatory approval, these individual test kits could be sold to national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.

We also granted Abbott a worldwide, royalty bearing, co-exclusive license (co-exclusive with Quest) for developing and commercializing a “laboratory developed” urine based molecular diagnostic test for clinically significant prostate cancer which could be commercialized and sold directly to physicians for their patients in a clinical laboratory.

We also granted Abbott a worldwide, royalty bearing, co-exclusive license (co-exclusive with Clarient, Inc.) for developing and commercializing a “laboratory developed” biopsy tissue based molecular diagnostic test for clinically significant prostate cancer which could be commercialized and sold directly to physicians for their patients in a clinical laboratory.

In February 2009, Abbott paid to us a one-time initial signing fee of $100,000. In addition, with respect to the products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events: $250,000 upon completion of Phase 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phase 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission. We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples. We will also receive royalty payments on the “Laboratory Developed Tests” equal to 10% of Abbott’s Net Sales for the tests performed on prostate biopsy tissue and 5% of Abbott’s Net Sales for tests performed on urine samples. In addition to the royalty payments, with respect to the urine based Products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows: after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000. “Net Sales” is equal to Abbott’s gross revenue less 5% subject to adjustments as described in the license.

On January 30, 2009, we entered into a license agreement with Quest Diagnostics Incorporated (“Quest”), pursuant to which the Company granted to Quest a non-exclusive, royalty bearing license for developing and commercializing a “laboratory developed” urine based molecular diagnostic test for clinically significant prostate cancer which could be commercialized and sold by Quest’s clinical laboratories directly to physicians for their patients. In consideration of granting the license to Quest, Quest paid a license fee to the Company and will pay running royalty payments, certain milestone payments, and development fees.

On February 20, 2009, the U.S. Patent and Trademark Office issued a notice of allowance of the claims of the Company’s patent application for “Feature Selection Using Support Vector Machine Classifier.” The claims of this application are directed to the Company’s innovative SVM-based Recursive Feature Elimination (RFE) technique. Although the Company has already been granted a U.S. patent covering this important method, because of its widespread use in industry and research, alternative claims were submitted to expand the scope of coverage. The newest set of allowed claims is directed to both biological and non-biological applications of RFE- SVM.

On February 26, 2009, the U.S. Patent and Trademark Office issued a notice of allowance for the Company’s pending patent application entitled “Kernels and Kernel Methods for Spectral Data.” The allowed claims in the application are directed to a method for identification of patterns in mass spectrographic data for protein analysis using support vector machines. The method includes pre-processing steps that involve alignment of the spectra and feature selection to utilize only the most determinative peaks of the spectra for separation of the data. The claimed technique identifies protein biomarkers that may be useful for diagnosis, prognosis or monitoring of diseases, including cancer, psychiatric conditions and others. Once the above identified applications and the application identified in “Operational Activities” above issue as patents, which is expected to occur in mid-2009, the Company will own exclusive rights in 37 issued U.S. and foreign patents covering SVM and FGM technologies and their uses.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Revenue

For the year ended December 31, 2008, revenue was $65,731 compared with $57,905 in revenue for the year ended December 31, 2007. Revenue is recognized for licensing and development fees over the period earned and the revenue recognized in 2008 was primarily the amortization and recognition of prior deferred revenue items during the year. As of December 31, 2008, the Company had deferred revenue of $453,715. This deferred revenue includes $341,215 of cash received but not yet recognized as revenue and $112,500 in accounts receivable. Deferred revenue was $516,424 at December 31, 2007.

Cost of Revenue and Gross Margin

Cost of revenues for 2008 was $9,000. Cost of revenues includes all direct costs associated with the acquisition and development of patents and processes sold. All direct costs, primarily professional fees associated with licensing negotiations, are also included in cost of revenues. Cost of revenues was $21,300 in 2007.

Operating and Other Expenses

Amortization expense, which is the amortization of patents over their estimated useful lives, was $262,719 for the twelve months ended December 31, 2008 and 2007.

Professional and consulting fees totaled $748,748 for 2008 compared with $980,833 for 2007. These fees, related to legal, accounting, scientific and sundry activities, were reduced because of fewer outside services being required in the current year.

Compensation of $745,918 for the twelve months ended December 31, 2008 was slightly lower than the $783,721 reported for the comparable period of 2007 as compensation was held constant in an effort by the Company to control costs. The decrease was due to a smaller charge for employee stock, options and warrants.

Other general and administrative expenses increased from $459,064 in 2007 to $484,806 in 2008. This increase was due to additional costs related to the issuance of common stock.

Loss from Operations

The loss from operations for the twelve months ended December 31, 2008 was $2,185,460 compared to $2,449,737 for the prior year. The decreased loss was due to reduced expenses as previously discussed.

Other Income and Expense

Interest income was $39,160 for the twelve months ended December 31, 2008 compared to $39,614 in 2007. Decreased interest income was due to the higher average cash available to invest throughout 2008, offset by generally lower rates available.

A gain on the restructuring of accounts payable of $44,594 was recorded in 2007 to reflect common stock warrants issued in payment of liabilities. No corresponding event occurred in 2008.

The Company recognized a $5,000 loss related to its investment in SVM Capital LLC in 2007. No gain or loss relating to SVM Capital LLC was recorded in 2008.

The Company recorded an expense of approximately $42,000, which was associated with the settlement of litigation in 2007. No such charge applied to 2008.

Interest expense was $1,161 in 2008 compared with $286,398 in 2007. This decrease was due to the elimination of indebtedness during the third quarter of 2007.

Net Loss

The net loss for the twelve months ended December 31, 2008 was $2,147,461 compared to $2,698,927 for the twelve months ended December 31, 2007. The reduced loss was due to the overall reduction in expenses as previously discussed.

Net loss per share was $0.01 for the twelve months ended December 31, 2008 compared to a net loss per share of $0.02 for the prior year. The smaller net loss in 2008 and the increased number of average shares outstanding in 2008 favorably impacted the net loss per share.

Liquidity and Capital Resources

At December 31, 2008, the Company had $325,887 in available cash. Cash used by operating activities was $1,309,832. This was due primarily to the net loss of $2,147,461; however, net non-cash charges and adjustments of $837,629 favorably impacted the computation of the net cash used. Cash used by investment activities was $12,720 due to the acquisition of assets. Net cash provided by financing activities was zero because no such activities occurred.

On July 15, 2008, the Company received $112,500 due from Ciphergen Biosystems, Inc. in accordance with a patent license and settlement agreement.

The following table summarizes the due dates of our contractual obligations.

	Total	Less than 1 Year	1-3 Years
Deferred Compensation	54,500	54,500	—
Corporate Office Lease	31,338	20,892	10,446
Total	$85,838	$75,392	$10,446

The Company continues to incur maintenance fees for its patent portfolio and expects those fees to be approximately $29,500 during 2009.

In the first quarter of 2008, the Company fully vested a 1,500,000 warrant grant for a retiring director by accelerating the vesting of 375,000 warrants exercisable at $0.13. A charge of $44,438 was recorded as directors’ fees.

In June 2008, a warrant to purchase 1,500,000 shares of Company common stock at an exercise price of $0.08, vesting over three years and expiring in six years, was granted by the Company to a new director. The value of $85,200 will be charged as directors’ fees over the vesting period.

The Company granted 1,250,000 options to an advisor to the Company during the third quarter of 2008, at an exercise price of $0.08, vesting over two years and expiring in five years. The value of these options was $74,693 and this amount will be charged as expense over the two year vesting period.

Also during the third quarter of 2008, the Company granted 6,000,000 options to its Chief Executive Officer. The options have an exercise price of $0.08, with an aggregate value of $172,485 that will be charged to expense over the 1.4 year vesting period. The vesting period of the options is conditioned upon the achievement of certain service and performance goals.

In August 2008, the Company issued 515,384 shares of common stock to certain investors pursuant to the terms of the Securities Purchase Agreement dated August 15, 2007. A charge of $0.07 per share or $36,076 was recorded. The Company did not issue any other shares during the twelve months ended December 31, 2008.

The Company has relied primarily on equity funding plus debt financing for liquidity. The Company produced sales, licensing, and developmental revenue since 2005 and must continue to do so in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, may result in significant revenue. The Company has implemented a cash conservation plan that includes a reduction in consulting payments, and a heightened scrutiny of all potential expenditures.

Should it prove necessary, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings. Although this raises doubt with respect to our ability to operate as a going concern, the Company believes that it has sufficient capability to operate through the next twelve months, if the Company is able to achieve milestones contained in the Abbott and Quest license agreement and we complete the sale of our patent portfolio.

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

We assess the carrying value of intangible and other long-lived assets at least annually, which requires us to make assumptions and judgments regarding the future cash flows related to these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances such as:

■	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

■	loss of legal ownership or title to the asset;

■	significant changes in our strategic business objectives and utilization of the asset(s); and

■	the impact of significant negative industry or economic trends.

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

Revenue Recognition

We recognize revenue principally from license and royalty fees for intellectual property and from development agreements with research partners. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; (iv) collectability is reasonably assured, and (v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make more significant estimates involving our recognition of revenue from license and royalty fees. Our license and royalty fees revenue estimates depend upon our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received.

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

For share-based awards issued during the year ended December 31, 2008, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior; however, due to the limited history of our Company, such data is limited. We estimated the expected life will be substantially longer than the vesting period given the start-up nature of our operations and accordingly have used the contractual life as the expected term. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

ITEM 8.	FINANCIAL STATEMENTS.

Financial statements appear beginning on page F1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).	DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our Chief Executive Officer, who is also serving as our Principal Financial Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and significant employees are:

Name	Age	Position
Stephen D. Barnhill, M.D.	50	Chief Executive Officer and Chairman of the Board
Hong Zhang, Ph.D.	47	Senior Vice President
Michael Hanbury	45	Director

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

Throughout his academic career, Dr. Zhang has consulted on many software and analytical development projects for Union Switch and Signal, Inc., General Electric Company, and the Department of Pharmacology at the University of Pittsburgh. Dr. Zhang has published numerous articles on the use of neural networks in the detection of cancers. He has been published in more than twenty medical and technical journals. Dr. Zhang received a Ph.D., Mathematics at the University of Pittsburgh, 1989, M.A., Mathematics, University of Pittsburgh, 1986, M.S.E.E., Electrical Engineering, University of Pittsburgh, 1984, B.S., Computer Science, Fudan University, 1982. Dr. Zhang’s numerous awards and honors include: National Cancer Institute SBIR Grant, 1999, 2000; Purdue Research Foundation Summer Faculty Grant, 1993; IPFW Summer Research Grant, 1992; Andrew Mellon Fellowship, 1986-1987; Andrew Mellon Fellowship, 1985-1986; First Place, Fudan University Mathematics Competition, 1979

Michael Hanbury is a member of the Board of Directors and has been a director since June 27, 2008. Dr. Hanbury has over 25 years professional and associated corporate management experience in medical diagnostic and clinical laboratory sectors with a diverse experience base including successful tenures in research and direct patient care in nationally renowned academic medical centers; operations management in public and private clinical laboratories; and concept-to-market design, development, customer support, engineering, compliance and regulatory management in in-vitro diagnostic manufacturing companies. In addition to substantial academic research experience, he has directed all US operations for an international in-vitro diagnostics company and managed regulatory affairs for Roche Molecular Systems, where his efforts were instrumental in obtaining the first FDA clearances for some of the most widely used commercial molecular diagnostic products on the market. Before its acquisition by Quest Diagnostics, he was Chief Operating Officer of Unilab Corporation, formerly the third largest reference laboratory in the country operating 51 laboratories with revenue exceeding $600 million annually. He also remains operating Principal at HCC Consulting providing operating and regulatory services to a number of recognized clinical laboratories and IVD clients and he continues to serve on the Board of Alexeter Technologies. Dr. Hanbury is currently President, CEO and a shareholder of DCL Medical Laboratories in Indianapolis, Indiana. Dr. Hanbury completed his undergraduate studies at the University of Virginia in Biochemistry and Economics and graduate studies at the Medical College of Virginia where he also completed his clinical training. He also holds Masters Degrees in Clinical Chemistry and a MBA from ODU/Eastern Virginia Medical School and the University of Michigan, respectively.

The directors named above will serve until the next annual meeting of our stockholders. Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

Audit Committee

We do not have a separately designated standing audit committee. The entire board of directors is acting as our audit committee, and no individual on our Board of Directors possesses all of the attributes of an “audit committee financial expert.” Given the development stage and size of the Company and the difficulty in attracting additional directors, the Board does not have an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Responsibility for our operations is centralized within management.

Shareholder Nomination of Candidates for Board of Directors

Nominations of persons for election to the Board of Directors may be made by any shareholder who complies with the notice provisions set forth in Section 3.8 of the Bylaws, which provides that a shareholder’s notice must be delivered or mailed and received at the principal executive office of the Company not less than thirty days before the date of the meeting; provided, however, that in the event that less than forty days’ notice or prior public disclosure of the date is given, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which the public announcement of the meeting date was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or reelection as a Director, all information relating to such person as required to be disclosed in solicitation of proxies for election of Directors made in compliance with Regulation 14A under the Securities and Exchange Act of 1934, as amended (including such person’s written consent to being named in a proxy statement as a nominee and to serving as a Director if elected); and (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the books of the Company, of such shareholder and (B) the class and number of shares of the Company’s capital stock that are beneficially owned by such shareholder. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the Secretary of the Company that information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the provisions of Section 3.8 of the Company’s Bylaws.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. This Code of Ethics is posted on our website at www.HealthDiscoveryCorp.com. These codes are also available without charge upon request directed to Investor Relations, Health Discovery Corporation, 2 East Bryan Street, Suite #601, Savannah, GA 31401. The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last two calendar years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total
Stephen D. Barnhill, M.D.	2008	$300,000	$50,000	$52,587	(1)	$38,291	(2)	$440,878
Chief Executive Officer	2007	$196,875	$50,000	—		$3,719	(2)	$250,594
Daniel R. Furth	2008	$54,000	—	38,615		$7,443	(3)	$100,058
Executive Vice President	2007	$91,500	—	92,676		$5,969	(2)	$190,145

(1)
The options vest according to the following vesting schedule: 1,000,000 vest on August 15, 2008 and upon the Company’s common stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.10; 2,000,000 vest on January 1, 2009 and upon the Company’s common stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.15; 2,000,000 vest on January 1, 2010 and upon the Company’s common stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.20; and 1,000,000 vest on January 1, 2010 and upon the Company’s common stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.25. The fair value of each option granted was $0.03 and was estimated on the date of grant using a probability weighted fair value model, similar to a lattice valuation model, with the following assumptions: dividend yield at 0%, risk-free interest rate of 3.50%, an expected life of 6 years, and volatility of 106.52%. The aggregate computed value of these options was $172,485, and this amount will be charged as expense over the 1.4 year vesting period.

(2)	Represents health insurance premiums and reimbursed healthcare costs.

(3)	Includes health insurance premiums and consulting payments.

Outstanding Equity Awards at Fiscal Year-end

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Stephen Barnhill M.D.	0	6,000,000 (1)	$0.08	August 15, 2018

(1) The options vest according to the following vesting schedule: 1,000,000 vest on August 15, 2008 and upon the Company’s common stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.10; 2,000,000 vest on January 1, 2009 and upon the Company’s common stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.15; 2,000,000 vest on January 1, 2010 and upon the Company’s common stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.20; and 1,000,000 vest on January 1, 2010 and upon the Company’s common stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.25.

Director Compensation

Outside directors are paid $1.00 each year. Each outside director is awarded options to purchase 1,500,000 shares of Company common stock, which vest over three years and expire in six years.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen D. Barnhill, M.D.	$0.00	$0.00	$0.00
Michael Hanbury (1)	$1.00	$14,200	$14,201
William F. Quirk, Jr. (2)	$1.00	$29,625	$29,626
William M. Goldstein (3)	$1.00	$59,250	$59,251
Richard E. Caruso (4)	$1.00	$31,981	$31,982

(1)	1,500,000 warrants remain outstanding as of December 31, 2008.

(2)	1,000,000 warrants remain outstanding as of December 31, 2008.

(3)	1,500,000 warrants remain outstanding as of December 31, 2008.

(4)	250,000 warrants and 1,250,000 options remain outstanding as of December 31, 2008.

Michael Hanbury was awarded warrants to purchase 1,500,000 shares of Company common stock in 2008, which vest over three years and expire in six years. These warrants have an exercise price of $0.08, and will be charged as directors’ fees over the vesting period. In August 2008, the Company awarded 1,250,000 options to Dr. Richard Caruso which vest over 2 years and expire in 4 years. The vesting of the options is conditioned upon Dr. Caruso’s continued service as an advisor to the Company.

Employment Agreements

On August 15, 2008, the Company entered into a new employment agreement with Dr. Stephen Barnhill for his employment as Chief Executive Officer. Dr. Barnhill’s existing employment agreement was scheduled to expire by its terms on September 15, 2008. The employment agreement has a term of two years. Under the terms of the employment agreement, Dr. Barnhill received a one-time retention signing bonus of $50,000 and his annual base salary is $300,000. Dr. Barnhill will also be eligible to receive a cash bonus equal to 10% of the Company’s revenue received during the term of the employment agreement; but such cash bonus cannot exceed 300% of his annual base salary. Dr. Barnhill was also granted an option to purchase an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.08; the options vest over a two year period, assuming a minimum share price. Dr. Barnhill is eligible to be reimbursed monthly for reasonable and necessary business expenses and to receive health insurance benefits and other benefits maintained by us for our executives. Dr. Barnhill will be entitled to twenty paid vacation days during the calendar year. If Dr. Barnhill’s employment is terminated for Cause, as that term is defined in the employment agreement, or if Dr. Barnhill terminates the employment agreement for Good Reason, as that term is defined in the employment agreement, then Dr. Barnhill will receive as severance the amount of his base salary for the remainder of the term and an amount equal to the actual cost of ninety days of his COBRA premium payments. If the employment agreement is terminated for any other reason than for Cause or for Good Reason, Dr. Barnhill is not eligible to receive severance. The employment agreement also generally provides that Dr. Barnhill will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment.

In 2007, the Company awarded Dr. Barnhill a bonus in the gross amount of $50,000 in recognition of his extraordinary efforts on behalf of the Company.

We entered into an employment agreement with Mr. Daniel R. Furth effective November 18, 2005 regarding Mr. Furth’s employment as Executive Vice President. The term of the employment is for three years, with compensation of $60,000, reviewed each year for potential increase. Effective as of September 10, 2007, Mr. Furth’s annual salary was increased to $108,000. Mr. Furth received options to acquire 1,500,000 shares of our common stock. Mr. Furth is eligible to be reimbursed monthly for reasonable and necessary business expenses and for other benefits maintained by us. If the Company terminates the employment agreement for cause or if the agreement is terminated by Mr. Furth without cause, Mr. Furth will be entitled to receive his salary only through the date such termination is effective. If Mr. Furth terminates the employment agreement for cause or, if the employment agreement is terminated without cause, he will be entitled to receive his salary for a period of three months from the date such termination is effective. The agreement also generally provides that Mr. Furth will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment. On June 30, 2008, Mr. Furth notified the Company of his resignation. As a result of his resignation, his employment agreement was terminated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our common stock as of March 24, 2009 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our common stock, and (iv) all of our executive officers and directors as a group. At March 24, 2009, there were 169,522,590 shares of common stock outstanding and 7,437,184 shares of Series A Preferred Stock outstanding. At March 31, 2009, there were 2,500,000 shares of Series B Preferred Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Dr. Stephen D. Barnhill Chairman of the Board, Chief Executive Officer and Chief Medical Officer, Director 2 East Bryan Street, Suite #601 Savannah, GA 31401	22,181,522	(2)	13.08%

Michael Hanbury Director Suite 200 9550 Zionville Road Indianapolis IN 46268	250,000	(3)	0.15%

William Quirk 2 East Bryan Street, Suite #601 Savannah, GA 31401	68,624,302	(4)	32.21%

Dr. Richard Caruso 795 East Lancaster Avenue, Suite #200 Villanova, PA 19085	10,156,250	(5)	5.75%

Micro Capital Fund, LP 623 Fifth Avenue Suite 2502 New York, NY 10022	13,733,124	(6)	7.69%

Prime Mover Capital Partners 767 Third Avenue New York, NY 10007	20,693,750	(7)	11.29%

Curtis G. Anderson 44 Delegal Road Savannah, GA 31411	14,248,915	(8)	7.96%

Stephen M. Grosberg 201 East 20th Street, #8C New York, NY 10010	12,040,000	(9)	6.78%

Frank T. Nickell 320 Park Ave. 24th Floor New York, NY 10027	9,406,250	(10)	5.35%

All executive officers and directors as a group (2 persons)	22,431,522		13.21%

(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our common stock held by such stockholder or group and exercisable within 60 days as of March 24, 2009.

(2)	These shares are held by The Barnhill Group LLC, which is wholly owned by Dr. Barnhill.

(3)	Consists of warrants vesting within 60 days.

(4)	Includes 43,527,776 vested warrants.

(5)
Consists of 3,156,250 shares and 6,250,000 vested warrants held by Athena Venture Partners LP, a limited partnership in which Dr. Caruso’s children are limited partners, 250,000 vested warrants and 500,000 vested options held individually.

(6)	Includes 9,125,000 vested warrants. Includes beneficial ownership of MicroCapital Fund Ltd., which includes 2,281,250 vested warrants.

(7)	Includes 13,750,000 vested warrants.

(8)	Includes 9,467,718 vested warrants.

(9)	Includes 8,000,000 vested warrants.

(10)	Includes 6,250,000 vested warrants.

For Equity Compensation Plan Information Table, see Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In May 2008, we entered into a letter of intent with DCL Medical Laboratories LLC, a full-service clinical reference laboratory focused on women’s health, for the joint development of an SVM-based computer assisted diagnostic test for the analysis of cervical cells. Through the application of the advancing technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap test and augment the recent improvements in computer guided screening that have already significantly improved detection rates. In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation. In July 2008, the Company and DCL Medical Laboratories, LLC entered into a Development and License Agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers, which expands the scope of the joint development efforts. Pursuant to the Development and License Agreement, HDC will own any developed intellectual property and DCL Medical Laboratories will have a sole use license relating to applications and new mathematical tools developed during the course of the Development and License Agreement. In connection with the Development and License Agreement, HDC will receive 50% of the profits from screening services performed by DCL Medical Laboratories. If HDC commercializes an application and offers services as permitted by the Development and License Agreement, HDC will pay DCL Medical Laboratories 25% of HDC’s profits. Dr. Hanbury, one of the Company’s directors, is currently President, CEO and a shareholder of DCL Medical Laboratories.

In August 2008, we entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director, Dr. Richard Caruso. Under the terms of this agreement, we will work to develop a superior breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. In exchange for a license to use our SVM technology, we will receive a 15% equity position in Smart Personalized Medicine, LLC (which will remain undiluted until there is at least $5 million in investment from investors in Smart Personalized Medicine, LLC) and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test.

On August 14, 2008, the Company and Dr. Richard Caruso entered into an Amendment to Stock Purchase Warrant. The Amendment permits Dr. Caruso’s warrants, which were previously granted to Dr. Caruso in 2007 for his services as a director, to continue to vest so long as he serves the Company as an advisor. The amendment was subsequently rescinded by the Company and Dr. Caruso. The Company granted 1,250,000 options to Dr. Caruso during the third quarter of 2008. These options will continue to vest so long as Dr. Caruso is an advisor to the Company.

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 27, 2009, the following directors are independent according to those standards: Michael Hanbury.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2008 and 2007.

	2008	2007

Audit Fees	$86,000	$88,570

Audit-Related Fees	—	—

Tax Fees	—	—

Sub-Total	$86,000	$88,570

All Other Fees	$4,083	—

Total Fees	$90,083	$88,570

Audit Fees. This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2008 and 2007, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the SEC during 2008 and 2007, including out of pocket expenses.

Audit-Related Fees. This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards. No such fees were billed in 2008 or 2007.

Tax Fees. This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2008 and 2007. No such fees were billed in 2008 or 2007.

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

ITEM 15.	EXHIBITS.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-B, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-K:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Filed herewith.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of common stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Filed herewith.

10.1	Employment Agreement between the Company and Stephen Barnhill dated August 15, 2008. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed August 18, 2008. *

10.2	Form of Warrant. Registrant incorporates by reference Exhibit 10.7 to Form 10-KSB, filed April 19, 2005.

10.3	Form of Warrant. Registrant incorporates by reference Exhibit 10.9 to Form 10-KSB, filed April 19, 2005.

10.4	Employment Agreement with Daniel R. Furth, dated as of December 5, 2005. Registrant incorporates by reference Exhibit 10.11 to Form SB-2/A, filed December 14, 2005. *

10.4(a)	First Amendment to Employment Agreement with Daniel R. Furth. Registrant incorporates by reference Exhibit 10.4(a) to Form 10-QSB filed August 16, 2007. *

10.4(b)	Second Amendment to Employment Agreement with Daniel R. Furth. Registrant incorporates by reference Exhibit 99.2 to Form 8-K filed September 10, 2007. *

10.5	Warrant Agreement by and between Registrant and William F. Quirk, Jr., dated as of September 1, 2006. Registrant incorporates by reference Exhibit 99.2 to Form 8-K, filed September 5, 2006.

10.6	License Agreement between the Company and Clarient, Inc. dated July 31, 2007. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed August 3, 2007.

10.6(a)	Amendment to License Agreement between Health Discovery Corporation and Clarient, Inc., dated January 13, 2009. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed February 5, 2009.

10.7	Patent License and Settlement Agreement with Ciphergen Biosystems, Inc. Registrant incorporates by reference Exhibit 10.10 to Form 10-QSB filed August 16, 2007.

10.8	Securities Purchase Agreement by and among the Company, the Cash Purchasers and the Lender Purchasers. Registrant incorporates by reference Exhibit 10.11 to Form 10-QSB filed August 16, 2007.

10.9	Form of Warrant to Cash and Lender Purchasers. Registrant incorporates by reference Exhibit 10.14 to Form 10-K filed March 31, 2008.

10.10	Amendment to Stock Purchase Warrant with Dr. Richard Caruso. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed August 18, 2008. *

10.11	Option Award to Stephen D. Barnhill, M.D. dated August 15, 2008. Registrant incorporates by reference Exhibit 10.3 to Form 8-K filed August 18, 2008. *

10.12
License and Development Agreement by and between the Company and DCL Medical Laboratories, LLC dated July 14, 2008. Registrant incorporates by reference Exhibit 10.17 to Registration Statement on Form S-1 filed September 19, 2008.

10.13	License Agreement between Health Discovery Corporation and Abbott Molecular Inc., dated January 30, 2009. Filed herewith. **

10.14
License Agreement between Health Discovery Corporation and Quest Diagnostics Incorporated, dated January 30, 2009. Registrant incorporates by reference Exhibit 10.3 to Form 8-K filed February 5, 2009. **

10.15	Form of Securities Purchase Agreement. Filed herewith.

16.1	Letter from Porter Keadle Moore LLP regarding change in certifying accountant. Registrant incorporates by reference Exhibit 16.1 to Form 8-K, filed September 27, 2006.

21.1	Subsidiaries of the Registrant. Filed herewith.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

* management contract or compensatory plan or arrangement

** portions of exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DISCOVERY CORPORATION

By:	/s/ Stephen D. Barnhill, M.D., Chief Executive Officer and Principal Financial Officer

Date: March 31, 2009

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/Stephen D. Barnhill M.D.	Chief Executive Officer, Principal Financial Officer, and Chairman	March 31, 2009
Stephen D. Barnhill M.D.

/S/Michael Hanbury	Director	March 31, 2009
Michael Hanbury

Hancock Askew & Co LLP
100 Riverview Drive
Savannah, GA 31404

Report of Independent Registered Public Accounting Firm

Board of Directors
Health Discovery Corporation
Savannah, Georgia

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2008 and 2007, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the management of Health Discovery Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company has had limited revenue since inception, has incurred recurring losses from operations, and has had to continually seek additional capital investment in order to fund operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
March 20, 2009

HEALTH DISCOVERY CORPORATION

Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets

Current Assets
Cash	$325,887	1,648,439
Accounts Receivable	112,500	112,500
Prepaid Expense and Other Current Assets	34,355	33,829

Total Current Assets	472,742	1,794,768

Equipment, Less Accumulated Depreciation of $25,947 and $22,402	14,888	7,596

Other Assets
Accounts Receivable – Long Term	—	112,500
Patents, Less Accumulated Amortization of $1,205,963 and $942,972	2,780,101	3,042,820

Total Assets	$3,267,731	4,957,684

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$220,972	61,173
Accrued Liabilities	245,742	239,589
Deferred Revenue	57,153	62,708

Total Current Liabilities	523,867	363,470

Deferred Revenue – Long Term	396,562	453,715

Total Liabilities	920,429	817,185

Commitments and Contingencies

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share 7,437,184 Shares Authorized, Issued and Outstanding	594,975	594,975
Common Stock, No Par Value, 300,000,000 Shares Authorized, Issued and Outstanding 169,522,590 and 169,007,206 Shares, respectively	15,744,873	15,390,609
Accumulated Deficit	(13,992,546)	(11,845,085)

Total Stockholders’ Equity	2,347,302	4,140,499

Total Liabilities and Stockholders’ Equity	$3,267,731	4,957,684

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues
Licensing and Development	$65,731	57,905

Cost of Revenues
Licensing and Development	9,000	21,300

Gross Profit	56,731	36,605

Expenses:
Amortization	262,719	262,719

Professional and Consulting Fees	748,748	980,833
Compensation	745,918	783,726
Other General and Administrative Expenses	484,806	459,064

Total Expenses	2,242,191	2,486,342

Net Loss from Operations	(2,185,460)	(2,449,737)

Other Income (Expense):
Interest Income	39,160	39,614
Gains on Restructuring of Accounts Payable	—	44,594
Loss from Unconsolidated Joint Venture	—	(5,000)
Litigation Settlement	—	(42,000)
Interest Expense	(1,161)	(286,398)

Total Other Income (Expense)	37,999	(249,190)

Net Loss	$(2,147,461)	(2,698,927)

Weighted Average Outstanding Shares	169,165,786	132,718,789

Loss Per Share	$(.01)	(.02)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2008 and 2007

	Issued and Outstanding
	Preferred Shares	Common Shares	Preferred Amount	Common Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance – January 1, 2007	—	116,393,384	$—	$11,059,674	$(9,146,158)	$1,913,516

Stock Issued for Cash	—	31,937,500	—	2,490,540		2,490,540
Stock Issued upon Exercise of Options and Warrants	—	100,000	—	1,000		1,000
Stock Issued in Connection with Debt Conversion	7,437,184	19,601,322	594,975	1,298,800		1,893,775
Stock Issued for Settlement of Litigation	—	400,000	—	32,000	—	32,000
Stock Issued in Severance Agreement	—	575,000	—	46,000	—	46,000
Warrants Issued for Services	—	—	—	320,570	—	320,570

Stock Compensation Expense for Compensatory Options and Warrants	—	—	—	142,025	—	142,025
Net Loss	—	—	—	—	(2,698,927)	(2,698,927)
Balance - December 31, 2007	7,437,184	169,007,206	$594,975	$15,390,609	$(11,845,085)	$4,140,499
Shares issued pursuant to the terms of the Securities Purchase Agreement for no additional consideration	—	515,384	—	36,077	—	36,077
Options Issued for Services	—	—	—	9,336	—	9,336
Warrants Issued for Services	—	—	—	217,666	—	217,666

Stock Compensation Expense for Compensatory Options	—	—	—	91,185		91,185
Net Loss	—	—	—	—	(2,147,461)	(2,147,461)
Balance - December 31, 2008	7,437,184	169,522,590	$594,975	$15,744,873	$(13,992,546)	$2,347,302

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(2,147,461)	$(2,698,927)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Stock Issued in Settlement of Litigation	—	32,000
Stock Issued Pursuant to Shareholder Agreement	36,077	—
Non-cash Compensation	100,520	188,025
Accretion of Debt Discount	—	192,361
Services Exchanged for Common Stock or Warrants	217,667	286,814
Issuance of Warrants	—	33,756
Gain on Restructuring Accounts Payable	—	(44,594)
Depreciation and Amortization	268,147	270,865

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	112,500	(205,000)
(Increase) Decrease in Prepaid Expense & Other Assets	(526)	21,358
Increase (Decrease)in Accounts Payable – Trade	159,799	(132,161)
(Decrease) Increase in Deferred Revenue	(62,708)	415,312
Increase in Accrued Liabilities	6,153	173,073

Net Cash Used by Operating Activities	(1,309,832)	(1,467,118)

Cash Flows From Investing Activities:
Purchase of Equipment	(12,720)	(998)

Net Cash Used by Investing Activities	(12,720)	(998)

Cash Flows From Financing Activities:
Repayment of Notes Payable	—	(49,351)
Proceeds from Issuance of Common Stock	—	2,491,540

Net Cash Provided by Financing Activities	—	2,442,189

Net Increase (Decrease) in Cash	(1,322,552)	974,073

Cash, at Beginning of Period	1,648,439	674,366

Cash, at End of Period	$325,887	$1,648,439

Stock-Based Investing and Financing Transactions:
Common Stock, Series A Preferred Stock, and Warrants Issued in Settlement of Promissory Notes	$—	$1,893,775

Supplemental Disclosures of cash Flow Information:
Cash Paid for Interest	$1,161	$10,084

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired patents and has patent pending applications for certain machine learning tools, primarily pattern recognition techniques using advanced mathematical algorithms to analyze large amounts of data thereby uncovering patterns that might otherwise be undetectable. Such machine learning tools are currently in use for diagnostics and drug discovery, but are also marketed for other applications. The Company licenses the use of its patented protected technology or may provide services to develop specific learning tools under development agreements or to sell to third parties.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates. Significant estimates that are particularly suspectible to change in the near-term include the valuation of share-based compensation and consideration for services and the recoverability of the patents.

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

COST OF REVENUE

Cost of revenue includes internal development costs and fees directly associated with sales contracts.

Cost of revenue for licensing and development revenue includes fees directly asssociated with the contracts and salary expense based upon the estimated amount of time worked on the licensing or development contract.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and monies invested in overnight funds with financial institutions.

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties receivable from customers based upon those customers estimated sales of the products or diagnostic tests containing patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis. The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured. As of December 31, 2008 and 2007, all amounts receivable were considered fully collectable.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining license period. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment. The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2008, the Company does not believe there has been any impairment of its intangible assets.

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

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. Based in its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for all tax years which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2008. FIN 48 did not have an impact on the Company’s financial position or results of operations.

STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Stock-based expense included in the 2008 net loss consisted of $309,687 in compensatory warrants, options and stock for professional consulting services and compensation. Stock-based expense included in the net loss for 2007 consisted of $540,595 for the issuance of common stock, warrants and options.

Valuation and Amortization Method – Under SFAS No. 123(R), the fair value awards of stock which do not contain market conditions, such as a specified hurdle price, is based on the market price of the Company’s common stock on the date of grant and the fair value of each stock option or warrant which does not contain a market condition is estimated on the grant date using the Black-Scholes option-pricing model. Under SFAS No. 123(R), the fair value of options which contain a market condition, such as a specified hurdle price, is estimated on the grant date using a probability weighted fair value model similar to a lattice valuation model. Both the Black-Scholes and the probability weighted valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates.

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

Estimated Dividend yield – The Company has not paid any dividends and has no current plans to do so. Therefore, the dividend rate is assumed to be zero.

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s past research and development costs have been minimal due to the unique relationships we have maintained with the members of our scientific team and their institutions. Our total R&D costs have consisted solely of the consultant fees paid to members of our scientific advisory board. These fees consisted of $14,160 for 2008 and $46,432 for 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would cause an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2008 and 2007 include the following:

	2008	2007

Stock options	7,250,000	3,500,000
Warrants	121,527,644	159,099,644
	128,777,644	162,599,644

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“Statement No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. We adopted Statement No. 157 effective January 1, 2008. The adoption of Statement No. 157 did not have a material impact on our financial statements.

          In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under FAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for the Company’s fiscal year 2009 and must be applied prospectively to intangible assets acquired after January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FSP 142-3 will have a material impact on its Consolidated Financial Statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that noncontrolling (i.e. Minority) ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In addition to the amendments to ARB 51, this Statement amends SFAS No. 128 “Earnings per Share”; so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS No. 160 was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 was effective for us beginning January 1, 2009 and did not have a material impact on our financial statement.

Note B – DEFERRED REVENUE

Deferred revenue represents the unearned portion of payments received in advance for licensing or service agreements.

The Company had total unearned revenue of $453,715 as of December 31, 2008. Unearned revenue of $57,153 is recorded as current and $396,562 is classified as long-term. The long term portion of unearned revenue is being amortized over the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to sixteen years.

Deferred revenue was $516,423 as of December 31, 2007. Of this amount, $62,708 was recognized as income in 2008.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note B – DEFERRED REVENUE, continued

The expected future annual recognition of revenue is as follows (in thousands):

For the Year Ending December 31,

2009	$57,153
2010	29,375
2011	29,375
2012	29,375
2013	29,375
Thereafter	279,062
Total expected future annual amortization	$453,715

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Additionally, legal costs associated with patent acquisitions and the application process are also capitalized as patent costs. The Company has recorded $2,780,101 and $3,042,820 in patents and patent related costs, net of accumulated amortization, at December 31, 2008 and 2007.

Amortization charged to operations for each of the years ended December 31, 2008 and 2007 was $262,719. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $262,719 per year.

Note D – INVESTMENTS

The Company uses the equity method to account for its equity investments in ventures for which it has 50% or less ownership and the ability to exercise significant influence over operating and financial policies, but does not control. The Company uses the cost method to account for its investments in companies that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate. As of December 31, 2008, the Company had investments in SVM Capital, which it owned 45% and account for under the equity method, and Smart Personalized Medicine, which it owned 15% and will account for by the cost method. The carrying value of both investments was zero at December 31, 2008.

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique. The Company owns 45% of the membership interest and has significant influence with the operation of the entity but is not considered the primary beneficiary. Accordingly, the investment is presented using the equity method of accounting. The Company’s initial investment was $5,000. Equity in the loss of SVM Capital LLC for 2007 was $5,000. The resultant net value was zero as of December 31, 2008 and December 31, 2007. The Company has no contractual obligation to provide any additional funds to this venture.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E – LITIGATION SETTLEMENT, continued

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

Note F – LICENSE FEES EXPENSE - LICENSE AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”). The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently. The license granted will continue for the entire unexpired term of Lucent’s patents. During both 2008 and 2007, the Company paid approximately $10,000 in royalty fees to Lucent.

Note G – INCOME TAXES

The Company has incurred net losses since inception and, consequently, we have not recorded any U.S. federal or state income taxes. We have no recorded income tax provision or benefit for the fiscal years ending December 31, 2008 or 2007.

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2008.

	2008	2007

Deferred tax assets:
Net operating loss carry-forward	$3,655,365	$2,975,861
Deferred revenue	154,263	175,584
Contributions	2,491	2,474
Depreciation and amortization	1,148	1,724
Warrants and options granted	560,136	783,341

Total	4,373,403	3,938,984
Less valuation allowance	(4,373,403)	(3,938,984)

Net deferred asset	—	—

As of December 31, 2008, an increase in the valuation allowance of $434,418 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – INCOME TAXES, continued

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ending December 31, 2008 and 2007 as follows:

	2008	2007
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.0)	(3.0)
Valuation allowance	37.0	37.0
Effective tax rate (benefit)	—	—

The Company has unused net operating loss carry-forwards of approximately $10.8 million that are available to offset future income taxes. The net operating loss will expire beginning in 2021.

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

	Converted Debt	Common Stock 19,601,323 Shares	Common Stock Warrants @0.14 19,601,323	Common Stock Warrants @$0.19 19,601,323	Common Stock Total	Preferred Stock 7,437,184 Shares

Term Debt	$321,911	$157,167	11,227	11,227	179,621	142,290
Convertible Debt	$616,292	$220,068	15,719	15,719	251,506	364,786
Promissory Note Payable	$1,000,000	$875,000	62,500	62,500	1,000,000	—
Accrued Interest	$224,878	$119,859	8,561	8,561	136,981	87,899
Total Debt	$2,163,081	1,372,094	98,007	98,007	1,568,108	594,975
Promissory Note Payable	$(269,307)	$(235,644)	(16,832)	(16,832)	(269,308)	—
Discount Unaccreted Increase in Equity	$1,893,774	$1,136,450	81,174	81,174	1,298,800	594,975

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued

The warrants vested over ten months because the note remained unpaid during that period. The warrants were assigned a value of $554,000. A discount of the loan was recorded in the amount of $554,000 and was accreted through interest expense over the period the loan was outstanding.

Note I – COMMITMENTS

The Company has entered into agreements with certain members of its Scientific Advisory Board wherein they are each entitled to receive 100,000 shares of the Company’s common stock annually upon satisfactory completion of one year of service. The Company is accruing an expense for the anticipated issuance over the service period. At December 31, 2008, the Company has recorded $30,000 of consultant expense for anticipated issuances of the shares.

The Company signed a three year lease on July 1, 2007 at $1,678 per month for the corporate office. The Company currently pays $1,741 per month due to subsequent contractual increases in the rental rate. Future lease payments will be $20,892 and $10,446 in 2009, and 2010 respectively.

Note J – STOCK COMPENSATION

The Company approved 8,000,000 shares of common stock to be reserved solely for issuance and delivery upon the exercise of option grants. Information about options and warrants outstanding for 2008 and 2007 is summarized below:

Number of Derivative Securities Issued	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price
Outstanding beginning of year	162,599,644	$0.17	72,296,250	$0.23
Granted	8,750,000	$0.08	122,773,394	$0.18
Exercised	0		(100,000)	$0.01
Expired un-exercised	(42,572,000)	$0.21	(32,370,000)	$0.33
Outstanding end of the year	128,777,644	$0.16	162,599,644	$0.17

December 31, 2008

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.08	9,300,000	7.75	1,050,000	4.15
$0.10	300,000	0.7	300,000	0.7
$0.11	500,000	1.0	500,000	1.0
$0.13	5,000,000	0.7	5,000,000	0.7
$0.14	52,138,822	1.7	52,138,822	1.7
$0.16	10,000,000	1.7	10,000,000	1.7
$0.19	51,538,822	1.7	51,538,822	1.7
Total	128,777,644		120,527,644

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – STOCK COMPENSATION, continued

There were 2,875,000 options exercisable at December 31, 2007. There were 250,000 options exercisable at December 31, 2008. The weighted average exercise prices of options were $0.08 and $0.11 at December 31, 2008 and 2007 respectively. The weighted average remaining life of all exercisable and non-vested options at December 31, 2008 is 8.8 years.

As of December 31, 2008, there was approximately $179,030 of unrecognized cost related to stock option grants. The cost is to be recognized over the remaining vesting periods that average approximately 1.17 years. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 was zero.

The Company granted 1,250,000 options to an advisor during the third quarter of 2008. The fair value of each option granted was $0.06 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.62%, an expected life of 5 years, and volatility of 98.61%. The aggregate computed value of these options was $74,693 and this amount will be charged as expense over the two year vesting period.

The Company entered into an award agreement with the Chief Executive Officer granting 6,000,000 stock options. The options vest in the following increments once both the service condition, indicated by the applicable Vesting Date, and the market condition, indicated by attaining the minimum share price for any 20 consecutive trading days, are satisfied:

Vesting Date	Minimum Share Price	Number of Options

August 15, 2008	$ 0.10	1,000,000

January 1, 2009	$ 0.15	2,000,000

January 1, 2010	$ 0.20	2,000,000

January 1, 2010	$ 0.25	1,000,000

The fair value of each option was $0.03 and was estimated on the date of the grant using a probability weighted fair value model similar to a lattice valuation model with the following assumptions: dividend yield at 0%, risk free interest rate of 3.50%, an expected life of 6 years, and volatility of 106.52%. The aggregate computed value of these options was $172,485 and this amount will be charged as expense over the 1.4 year vesting period.

On February 1, 2007, the Company issued in the aggregate 15,235,000 warrants to purchase common stock of the Company to certain institutional investors and individual accredited investors. These warrants vested immediately and had an exercise price of $0.35 per share. The warrants expired on November 1, 2007. On February 1, 2007, an equal number of warrants issued to the same institutional and individual investors and with substantially similar terms expired. The fair value of the warrants issued was approximately $33,755 and they were recorded as expense on the issue date.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – STOCK COMPENSATION, continued

During the third quarter of 2007, the Company issued 60,750 warrants, which expired on December 31, 2008, to a vendor as payment for professional services rendered. These warrants had an exercise price of $0.10 and were fully vested upon issuance. The fair value of $1,719 was recorded as expense. The Company also issued 300,000 warrants with an exercise price of $0.08 to a former employee as part of a termination agreement. These warrants, which expire after three years, vested immediately and had a fair value of $13,869. This amount was recorded as compensation expense. Two new directors were each awarded 1,500,000 warrants which vest over three years and expire in six years. These warrants have an exercise price of $0.08 and had an aggregate fair market value of $197,374. These warrants will be charged as directors’ fees over the vesting period. One director subsequently forfeited his 1,500,000 warrants upon his resignation as a director.

The Company also issued warrants to purchase up to 103,077,644 shares of common stock in connection with the sale of common stock effective September 7, 2007. Each purchaser of common stock received one warrant exercisable at $0.14 (the “Tranche 1 Warrants”) and one warrant exercisable at $0.19 (the “Tranche 2 Warrants”) for each share of common stock purchased or converted from debt. All these warrants vested immediately, expire three years from the date of issuance, and are subject to call rights based upon the trading value of the Company’s stock. With respect to the Tranche 1 Warrants, if the Company’s stock trades for an amount in excess of $0.17 for thirty (30) consecutive days, then 50% of the warrants may be called by the Company. The Tranche 1 warrants, if exercised, may result in the issuance of up to 51,538,832 shares of the Company’s common stock, at an exercise price of $0.14 per share, and the Tranche 2 warrants, if exercised, may result in the issuance of up to 51,538,832 shares of Company common stock at an exercise price of $0.19 per share. These warrants were valued at $0.005 each resulting in $515,388 of common stock proceeds being allocated to the fair value of the warrants. With respect to the Tranche 2 Warrants, if the Company’s stock trades for an amount in excess of $0.24 for thirty (30) consecutive days, then 50% of the warrants may be called by the Company. As of December 31, 2008 there was approximately $196,033 in unrecognized cost related to warrants granted.

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

Note K - STOCKHOLDERS’ EQUITY

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

During 2007, the Company also issued 19,601,323 shares of common stock and 7,437,184 shares of Series A Preferred Stock in a conversion of secured debt to equity. The amount of debt converted to common stock and warrants was $1.6 million and the amount of debt converted to Series A Preferred Stock was $594,975. Each share of common stock issued in the conversion was accompanied by one warrant to acquire an equal number of shares of common stock at $0.14 and one warrant to acquire an equal number of shares of common stock at $0.19.

In August 2008, the Company issued 515,384 shares of common stock to certain investors, pursuant to the terms of the Securities Purchase Agreement dated August 15, 2007, for no additional consideration. The Company recorded expense of $36,076 or $0.07 per share. The Company did not issue any other shares during the twelve months ended December 31, 2008.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note K – STOCKHOLDERS’ EQUITY, continued

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

Note L - RELATED PARTY TRANSACTIONS

The Company previously leased the location used as the principle executive office from a company owned by the wife of the Company’s Chief Executive Officer. The term of the principle executive office lease was month-to-month and the rent expense associated with this lease was $1,036 per month. This arrangement terminated in June 2007. Rent expense under this lease arrangement amounted to approximately $6,644 in 2007.

The Company acquired a specialized cryogenic freezer system used to keep tissue samples from the Chief Executive Officer on July 11, 2008 for $9,752.

In July 2008, the Company and DCL Medical Laboratories, LLC, a full-service clinical reference laboratory focused on women’s health, entered into a Development and License Agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers. Dr. Hanbury, one of the Company’s directors, is currently President, CEO and a shareholder of DCL Medical Laboratories. Pursuant to the Development and License Agreement, HDC will own any developed intellectual property and DCL Medical Laboratories will have a sole use license relating to applications and new mathematical tools developed during the course of the Development and License Agreement. In connection with the Development and License Agreement, HDC will receive 50% of the profits from screening services performed by DCL Medical Laboratories. If HDC commercializes an application and offers services as permitted by the Development and License Agreement, HDC will pay DCL Medical Laboratories 25% of HDC’s profits.

In August 2008, the Company entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director, Dr. Richard Caruso. Under the terms of this agreement, we will work to develop a superior breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. In exchange for a license to use our SVM technology, the Company will receive a 15% equity position in Smart Personalized Medicine, LLC (which will remain undiluted until there is at least $5 million in investment from investors in Smart Personalized Medicine, LLC) and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test.

On August 14, 2008, the Company and Dr. Richard Caruso entered into an Amendment to Stock Purchase Warrant. The Amendment permits Dr. Caruso’s warrants, which were previously granted to Dr. Caruso in 2007 for his services as a director, to continue to vest so long as he serves the Company as an advisor. The amendment was subsequently rescinded by the Company and Dr. Caruso. The Company granted 1,250,000 options to Dr. Caruso during the third quarter of 2008. These options will continue to vest so long as Dr. Caruso is an advisor to the Company.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note M – GOING CONCERN

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

Note N – SUBSEQUENT EVENTS

On January 30, 2009, the Company entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which the Company granted Abbott an exclusive, royalty-bearing license to certain intellectual property rights related to the Company’s prostate cancer biomarkers. In consideration of the Company granting the license to Abbott, in January 2009 Abbott paid to the Company a one-time initial signing fee of $100,000. In addition, Abbott will also pay milestone payments and royalties to the Company in accordance with the terms of the license agreement.

On January 30, 2009, the Company entered into a license agreement with Quest Diagnostics Incorporated (“Quest”), pursuant to which the Company granted to Quest a non-exclusive license to certain intellectual property rights related to the development of a test for and performing clinical laboratory diagnostic testing using gene biomarkers to differentiate clinically significant prostate cancer from other prostate conditions. In consideration of granting the license to Quest, Quest paid a license fee to the Company and will pay running royalty payments, certain milestone payments, and development fees.

On March 30, 2009, the Company filed Articles of Amendment (the “Amendment”) with the Secretary of State of the State of Georgia to amend our Articles of Incorporation. The Amendment sets forth the rights and preferences of the Series B Preferred Stock, including the right to receive dividends, including special dividends, the right to vote on matters presented to holders of common stock, a preference right in the event of liquidation, and the right to convert the Series B Preferred Stock into common stock. The Amendment was authorized by the Board of Directors on March 20, 2009. The Company is in the process of raising capital through an offering of this Series B Preferred Stock and has raised $200,000 subsequent to year end.

Note O – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, the Company does not believe it is probable, in accordance with SFAS No. 5, “Accounting for Contingencies,” that any such claims will result in material costs and expenses.