Form 10-Q
period 2009-03-31
HEALTH DISCOVERY CORP
filed 2009-05-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding May 13, 2009

Common Stock, no par value	169,522,590

Preferred Stock Series A, stated value $0.08 per share	7,437,184

Preferred Stock Series B	3,125,000

ii

iii

PART I
FINANCIAL INFORMATION --

Item 1.	Financial Statements

HEALTH DISCOVERY CORPORATION
Balance Sheet

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Current Assets
Cash	$310,377	325,887
Accounts Receivable, Less Allowance for Doubtful Accounts of $112,500 and $0	—	112,500
Prepaid Expenses and Other Assets	23,238	34,355
Stock Subscription Receivable	100,000	—

Total Current Assets	433,615	472,742

Equipment, Less Accumulated Depreciation of $14,347 and $25,947	15,914	14,888

Other Assets
Deferred Charges	26,212	—
Patents, Less Accumulated Amortization of $1,271,373 and $1,205,963	2,714,421	2,780,101

Total Assets	$3,190,162	3,267,731

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$370,164	220,972
Accrued Liabilities	235,103	245,742
Deferred Revenue	50,970	57,153

Total Current Liabilities	656,237	523,867

Deferred Revenue – Long Term	423,555	396,562

Total Liabilities	1,079,792	920,429

Commitments

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share, 7,437,184 Shares Authorized, Issued and Outstanding	594,975	594,975
Series B Preferred Stock, Convertible, 13,750,000 Shares Authorized, 3,125,000 Issued and Outstanding	250,000	—
Common Stock, No Par Value, 300,000,000 Shares Authorized 169,522,590 Shares Issued and Outstanding	15,815,399	15,744,873
Accumulated Deficit	(14,550,004)	(13,992,546)

Total Stockholders’ Equity	2,110,370	2,347,302

Total Liabilities and Stockholders’ Equity	$3,190,162	3,267,731

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues:
Licensing	$16,690	$15,677

Cost of Revenues:
Internal Development	3,287	3,600

Gross Profit	13,403	12,077

Operating Expenses:
Amortization	65,680	65,679
Professional and Consulting Fees	277,554	153,850
Compensation	167,766	197,186
Other General and Administrative Expenses	61,188	169,543
Total Operating Expenses	572,188	586,258

Loss From Operations	(558,785)	(574,181)

Other Income (Expense)
Interest Income	1,641	17,742
Interest Expense	(314)	(312)
Total Other Income (Expense)	1,327	17,430

Net Loss	$(557,458)	$(556,751)

Weighted Average Outstanding Shares	169,522,590	169,007,206

Loss Per Share	$(.00)	$(.00)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
(unaudited)
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash Flows From Operating Activities
Net Loss	$(557,458)	$(556,751)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:

Stock-based Compensation	58,340	23,169
Services Exchanged for Warrants	38,186	105,788
Depreciation and Amortization	67,119	66,997
Increase in Deferred Charges	(26,212)	—
Decrease in Interest Receivable	151	251
Increase (Decrease) in Deferred Revenue	133,310	(15,677)
Decrease in Prepaid Expenses and Other Assets	10,965	6,878
Increase in Accounts Payable – Trade	149,192	67,513
Decrease in Accrued Liabilities	(36,638)	(30,766)

Net Cash Used by Operating Activities	(163,045)	(332,598)

Cash Flows From Investing Activities:
Purchase of Equipment	(2,465)	—

Net Cash Used by Investing Activities	(2,465)	—

Cash Flows From Financing Activities:
Proceeds from Sales of Preferred B Stock	250,000	—
Increase in Stock Subscriptions Receivable	(100,000)	—

Net Cash Provided by Financing Activities	150,000	—

Net (Decrease) Increase in Cash	(15,510)	(332,598)

Cash, at Beginning of Period	325,887	1,648,439

Cash, at End of Period	$310,377	$1,315,841

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$314	$312

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company was January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on its results of operations and financial position.

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

The Company received $150,000 in cash in February 2009 in connection with two licensing agreements completed in the first quarter of 2009. Deferred revenue of $150,000 was recorded and will be recognized as income over the 15 year remaining term of the underlying patents. The Company treats the incremental direct cost of revenue arrangements, which consist principally of sales commissions and legal fees, as deferred charges and such incremental direct costs are amortized to expense using the straight-line method over the same term.

The Company established an allowance for uncollectible accounts in the amount of $112,500 as a result of a client company’s bankruptcy filing. The account receivable had been originally recorded in connection with a long-term license agreement, for which revenue was deferred to be recognized over the term of the agreement. Accordingly, the Company recorded the allowance for uncollectible accounts as a reduction in deferred revenue.

Deferred revenue represents the unearned portion of payments received in advance for licensing agreements. The Company had total unearned revenue of $474,525 as of March 31, 2009. Unearned revenue of $50,970 is recorded as current and $423,555 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION

Stock-based expense included in our net loss for the three months ended March 31, 2009 consisted of $96,526 in compensatory stock, warrants and options for professional consulting services, directors fees and compensation. Stock-based expense included in our net loss for the three months ended March 31, 2008 was $128,957.

As of March 31, 2009 and March 31, 2008, there was approximately $249,837 and $398,562, respectively, of unrecognized cost related to stock option and warrant grants. The cost is to be recognized over the remaining vesting periods with a weighted average of approximately one year.

The following schedules summarize combined stock option and warrant information for the three months ended March 31, 2009 and the twelve months ended December 31, 2008:

	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	162,599,644	$0.17
Granted	8,750,000	$0.08
Exercised	—	—
Expired un- exercised	(42,572,000)	$0.21

Outstanding, December 31, 2008	128,777,644	$0.16
Granted	—	—
Exercised	—	—
Expired un-exercised	(2,500,000)	$(0.13)

Outstanding, March 31, 2009	126,277,644	$0.15

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION, continued

March 31, 2009

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.08	9,300,000	7.4	1,300,000	3.2
$0.10	300,000	0.4	300,000	0.4
$0.11	500,000	0.8	500,000	0.8
$0.13	2,500,000	2.8	2,500,000	2.8
$0.14	52,138,822	1.4	52,138,822	1.4
$0.16	10,000,000	0.5	10,000,000	0.5
$0.19	51,538,822	1.4	51,538,822	1.4
Total	126,277,644		118,277,644

The weighted average remaining life of all outstanding warrants and options at March 31, 2009 is 1.8 years. As of March 31, 2009, the aggregate intrinsic value of options and warrants outstanding is zero.

In the first quarter of 2008, the Company fully vested a 1,500,000 warrant grant for a retiring director by accelerating the vesting of 375,000 warrants exercisable at $0.13. A charge of $44,438 was recorded as directors’ fees

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application process for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,714,421 in patents and patent related costs, net of $1,271,373 in accumulated amortization, at March 31, 2009.

Amortization charged to operations for the three months ended March 31, 2009 and 2008 was $65,680 and $65,679, respectively. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $262,720 per year.

Note G – STOCKHOLDERS’ EQUITY

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – STOCKHOLDERS’ EQUITY, continued

During the first quarter of 2009 the Board of Directors authorized the designation of Series B Preferred Stock. The number of shares constituting the Series B Preferred Stock is 13,750,000. On March 31, 2009, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), we completed the sale to individual investors to acquire 1,875,000 shares of Series B Preferred Stock for $150,000 in cash and recorded a subscription receivable of $100,000 for which we have subsequently received cash. In connection with the Purchase Agreement, the Company may issue up to 6,250,000 shares of Series B Preferred Stock. The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder, so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options. The Shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance. The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

Note H – GOING CONCERN

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

The Company is licensing the technology underlying several of its patents and providing supporting services related to the application of such technology that is resulting in ongoing revenue. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, may result in additional revenue generation, as further described in Item 2 below. In the meantime, the Company maintains a cash conservation program.

Note I – SUBSEQUENT EVENTS

On April 29, 2009, the Company entered into an employment agreement with R. Scott Tobin. Mr. Tobin will serve as the Company’s President and General Counsel. Pursuant to the terms of the employment agreement, Mr.Tobin will receive an annual salary of $120,000 and was granted an option to purchase an aggregate of 4,500,000 shares of the Company’s common stock at an exercise price of $0.08, vesting over an eighteen (18) month period, and with respect to a portion of the options, the Company attaining certain performance metrics, as more fully described in the Option Award.

Also during the second quarter of 2009, in connection with his appointment to the Company’s Board of Directors, the Company granted Dr. Joseph McKenzie an option to purchase 500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.08, and expire on April 29, 2015.

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

We also granted Abbott a worldwide, royalty bearing, co-exclusive license (co-exclusive with Quest) for developing and commercializing a “laboratory developed” urine based molecular diagnostic test for clinically significant prostate cancer, which could be commercialized and sold directly to physicians for their patients in a clinical laboratory.

We also granted Abbott a worldwide, royalty bearing, co-exclusive license (co-exclusive with Clarient, Inc.) for developing and commercializing a “laboratory developed” biopsy tissue based molecular diagnostic test for clinically significant prostate cancer, which could be commercialized and sold directly to physicians for their patients in a clinical laboratory.

In February 2009, Abbott paid to us a one-time initial signing fee of $100,000. In addition, with respect to the products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events: $250,000 upon completion of Phases 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phases 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission. We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples. We will also receive royalty payments on the “Laboratory Developed Tests” equal to 10% of Abbott’s Net Sales for the tests performed on prostate biopsy tissue and 5% of Abbott’s Net Sales for tests performed on urine samples. In addition to the royalty payments, with respect to the urine based products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows: after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000. “Net Sales” is equal to Abbott’s gross revenue less 5% subject to adjustments as described in the license.

The Company is continuing to move forward on the development of the urine based prostate cancer test with Abbott. The objective of Phase 1 of the commercialization development cycle was to develop the HDC 4-gene assay in urine using RT-PCR assays for the 4 genes of interest and the housekeeping genes. Additionally, in Phase 1 of the study, prostate cancer cells obtained from tissue culture were to be analyzed to determine if the test is performing properly and correctly identifying the molecular signature of clinically significant prostate cancer in these specimens. The Company is pleased to report that the HDC 4-gene RT-PCR test is now successfully developed and running at a premier US academic cancer center and the molecular signature for prostate cancer in the initial specimens has been successfully identified and validated. This first phase of development is now successfully completed. The Company will now proceed to collect the human specimens required to demonstrate test performance, thereby completing Phase 2 of the commercialization process.

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

On March 31, 2009, we entered into the Purchase Agreement with several individual investors for the private issuance of shares of our Series B Preferred Stock at an offering price of $ 0.08 per share (the “Private Placement”) . We completed the sale to acquire 1,875,000 shares of Series B Preferred Stock for $150,000 in cash. Since March 31, 2009, we have received additional investments in aggregate amount of $100,000. We anticipate that, in connection with the Private Placement, we will receive up to $500,000 in cash in exchange for the issuance of up to 6,250,000 shares of Series B Preferred Stock. The shares will be offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

As we disclosed in our Form 10-K for the fiscal year ended December 31, 2007, we were in discussions regarding the licensing of and product development using SVMs and FGMs in diagnostic radiology, including mammography, PET scans, CT scans, MRI and other radiological images. In August 2008, we entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director, Dr. Richard Caruso. Under the terms of this agreement, we will work to develop a superior breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. In exchange for a license to use our SVM technology, we received a 15% equity position in Smart Personalized Medicine, LLC (which will remain undiluted until there is at least $5 million in investment from investors in Smart Personalized Medicine, LLC) and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test. After months of negotiations, Smart Personalized Medicine, LLC is finalizing development and commercialization discussions with third parties, including one or more prestigious U.S. academic cancer centers as well as national clinical laboratories, for developing and commercializing a new state-of-the-art prognostic test for breast cancer. Once each of these negotiations are finalized and signed, of which we can make no assurance, Smart Personalized Medicine, LLC will immediately begin developing the SVM-based prognostic test for breast cancer on tissue biopsy specimens. Smart Personalized Medicine, LLC believes that there is a possibility the new breast cancer test can be ready for clinical laboratory commercialization within the next twelve months. An estimated 221,000 women are diagnosed with breast cancer in the United States each year, and one in eight U.S. women will have breast cancer in her lifetime. Breast cancer is the most common cancer among women and the second-largest cancer killer among women. Currently, the breast cancer prognostic market is projected to be about $300 to $400 million. Smart Personalized Medicine, LLC expects that its new SVM-based prognostic test for breast cancer can provide physicians and their patients a way to better determine the probability of relapse; allowing patients with good prognosis results an opportunity to avoid unnecessary expensive and traumatic chemotherapy treatments.

In July 2008, the Company and DCL Medical Laboratories LLC, a full-service clinical laboratory focused on women’s health, entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers. Through the application of the advanced technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap Smear test and augment the recent improvements of computer guided screening that have already significantly improved detection rates. In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation. The Company has now completed development of most of the individual modules for the SVM-based computer assisted diagnostic test for the analysis of cervical cells in Pap Smears and has implemented a large number of image processing operations using various spatial, spectral, morphological, statistical, and other techniques. The Company is currently finalizing development of the interface software to read and interpret the Pap Smear scans. The Company has completed development of a suite of features and custom kernels, and additional methods are being developed to address the specific challenges in reading and interpreting Pap Smears. The Company has SVM software for final development and commercialization of HDC’s Pap Smear Reader. The project is now entering the system integration phase, and the Company hopes to have this Automated Pap Smear Interpretation Diagnostic Test in pre-commercialization validation studies at DCL Laboratories by the third quarter of 2009. Cervical cancer is one of the most common cancers among women throughout the world, with more than 11,000 primary diagnoses and over 3,700 cancer related deaths annually. The Pap Smear, as cervical cancer screening, represents a market of more than 1.7 billion women worldwide with approximately 50 million Pap Smear tests currently being performed annually in the U.S. When completed, the HDC SVM-based computer assisted diagnostic test for the analysis of cervical cells in Pap Smears could be implemented via the Internet for automated interpretation worldwide. Pursuant to the development and license agreement, HDC will own any developed intellectual property and DCL will have a sole use license relating to applications and new mathematical tools developed during the course of the development and license agreement. Dr. Hanbury, one of our directors, is currently President, CEO and a shareholder of DCL.

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature. Under the terms of that agreement, as amended, Clarient obtained a non-exclusive license to make, use and sell any Licensed Product in the Field of Use within the Licensed Territory with respect to both the commercial reference laboratory field and the academic and research fields. In exchange for the non-exclusive license, Clarient will pay the Company 10% of Clarient’s net proceeds with respect to all licensed laboratory tests performed during the term of the license. During 2008, we and Clarient successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test. Results from both the Phase I, Phase II and Phase III double-blinded clinical validation studies now completed at Clarient demonstrated a very high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells. On November 6, 2008, we announced that the RT-PCR assay for the four genes comprising the Company’s recently commercialized gene-based molecular diagnostic test for prostate cancer, which is currently available at Clarient’s Clinical Laboratory, can be successfully used in urine samples for gene testing. The study, completed in collaboration with a prominent cancer research hospital, demonstrated that the gene expression of all four genes comprising the molecular signature for clinically significant prostate cancer could be detected in urine samples spiked with as few as 50 prostate cancer cells. Clarient commercially launched its new gene expression test for prostate cancer in the first quarter of 2009, which is a Licensed Product under the agreement, as amended. This new test is available through Clarient’s PATHSiTETM virtual reporting tool and accessible to Clarient’s entire pathology network. HDC will receive 10% royalty on each test performed.

In August 2008, we announced the signing of an agreement with Patent Profit International (“PPI”), a Silicon Valley-based patent brokerage firm, with the goal of marketing our patent portfolio and exclusive rights to SVM techniques and applications beyond biomarker discovery and the healthcare field, to prospective buyers/licensees in a wide range of technologies, including, but not limited to, information technology such as Internet browsers and search engines, digital photography, spam mail detection, oil exploration, homeland security, and the automotive industry. As a requirement of any potential sale of the patent portfolio, HDC expects to retain a royalty-free, worldwide, exclusive license, with the right to grant sublicenses, in the entire field of healthcare to enable our continued research, development, licensing and commercialization activities in diagnostic and prognostic areas such as prostate cancer, ovarian cancer, breast cancer, endometrial cancer, colon cancer, leukemia and other healthcare arenas. PPI’s marketing of our patent portfolio is ongoing.

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques. Atlantic Alpha has over thirty years of experience in commodity and futures trading. SVM Capital has made significant progress since the formation of the joint venture. SVM Capital has developed a machine learning based software system for analysis and prediction of stock market data. The system is completely data driven. It applies innovative technologies developed by SVM Capital that are capable of adapting advanced machine learning methods to the highly non-stationary systems commonly presented by the financial data. A preliminary software system was implemented for trading the four major indices. An analysis on the historical data was conducted for the period of January 1970 to December 2008. The SVM Capital system produced an average annual return of 19.81%, with an annualized alpha of 17.67% compared to the S&P 500 index rate of return of only 5.83% for the same time period. SVM Capital began a program of real-time live trading in November 2008, and since that time the SVM Capital system has yielded a return of 4.33%, which is a value-added return of 5.39%, compared to the -1.06% for the indices. Based on the success of these results, SVM Capital is now in final negotiations with a New York investment company to create and market an investment fund specifically utilizing the SVM Capital quantitative algorithm for making the investment decisions. SVM Capital expects to have the terms of the fund finalized in mid-2009, with the preparation of offering materials and fundraising to follow. SVM Capital expects to charge a management fee and a performance fee related to its investment activities. Depending on the level of its success, this venture can be profitable given its reliance on cost effective use of computer technology and ready access to efficient trading platforms.

Management believes that our research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for a particular medical condition has resulted in a successful proof of concept. These findings were presented during the first quarter of 2008 and the due diligence process has accelerated to confirm our findings for that particular condition and determine other applications within flow cytometry. Because the contract expired by its terms, we are now in discussion with other companies to commercialize these applications.

We were in discussion with a large international pharmaceutical company to develop a diagnostic test using our discovered biomarkers during a clinical trial for its new drug to treat BPH (enlarged prostate). As a result of the company’s acquisition and related integration issues, these discussions have been postponed.

We continue our dialogue with several other important industry players in the healthcare field and, in certain situations, related to the field of molecular diagnostics, including a proposed project with one of the world’s largest pharmaceutical companies and other prospective partnership opportunities with additional companies and research institutions. We also continue to pursue development opportunities with our existing licensing customers.

The Company has recognized revenue of $568,485 through March 31, 2009 and has deferred revenue yet to be recognized of $474,525 as of March 31, 2009. The Company received cash payments in 2009 of $150,000 through May 15, resulting in aggregate receipts created by its patent portfolio to date of $1,043,010.

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized in the near term, or that those that may be finalized do not provide the economic return that we expect.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Revenue

For the three months ended March 31, 2009, revenue was $16,690 compared with $15,677 for the three months ended March 31, 2008. Revenue is recognized for licensing and development fees over the period earned. This revenue is primarily related to the amortization of deferred revenue resulting from prior licensing agreements.

Cost of Revenues and Gross Margin

Internal development costs of $3,287 were recorded as cost of sales for the first quarter 2009 compared with $3,600 for the first quarter of 2008. Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold. All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $65,680 for the first quarter of 2009 compared to $65,679 for the comparable 2008 period. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $277,554 for the first quarter of 2009 compared with $153,850 for the first quarter of 2008. The increase is due to increased legal fees, resulting from the resignation of the Company’s Executive Vice President in June 2008, and the unfavorable impact of mark to market accounting related to stock grants earned by scientific advisory board members.

Compensation of $167,766 for the first quarter of 2009 was lower than the $197,186 reported for the first quarter of 2008. Compensation decreased due to the resignation of the Company’s Executive Vice President in June 2008.

Other general and administrative expenses decreased to $61,188 for the first quarter of 2009 compared to $169,543 for the first quarter of 2008. The decrease was due primarily to a reduction in the charge for director’s warrants.

Loss from Operations

The loss from operations for the first quarter of 2009 was $558,785 compared to $574,181 for the first quarter of 2008. This decreased loss was due to decreased costs as discussed previously.

Other Income and Expense

Interest income was $1,641 for the first quarter of 2009 compared to $17,742 in 2008. Interest income decreased because the Company had less cash on hand to invest throughout the first quarter of 2009.

Interest expense of $314 in the first quarter of 2009 was comparable to the $312 recorded in the first quarter of 2008.

Net Loss

The net loss for the first quarter of 2009 was $557,458 compared to $556,751 for the first quarter of 2008. The increased loss was due to the decrease in interest income offset by the decreased operating loss as previously described.

Net loss per share was $0.00 for both the first quarter of 2009 and 2008.

Liquidity and Capital Resources

At March 31, 2009, the Company had $310,377 in available cash. Cash used by operating activities for the quarter was $163,045. This was due primarily to the net loss of $557,458; however, net non-cash charges and adjustments of $394,413 favorably impacted the computation of the net cash used. Cash used by investment activities was $2,465 due to the acquisition of fixed assets. Net cash provided by financing activities was $150,000 as a result of the Preferred Stock Series B proceeds.

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

In February 2009 in connection with the licensing agreement, Abbott paid to us a one-time initial signing fee of $100,000. In addition, with respect to the products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events: $250,000 upon completion of Phase 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phase 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission. We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples. We will also receive royalty payments on the “Laboratory Developed Tests” equal to 10% of Abbott’s Net Sales for the tests performed on prostate biopsy tissue and 5% of Abbott’s Net Sales for tests performed on urine samples. In addition to the royalty payments, with respect to the urine based Products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows: after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000. “Net Sales” is equal to Abbott’s gross revenue less 5% subject to adjustments as described in the license.

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

On March 31, 2009, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), we completed the sale to individual investors to acquire 1,875,000 shares of Series B Preferred Stock for $150,000 in cash. Since March 31, 2009, we have received additional investments for 1,250,000 shares of Series B Preferred Stock in aggregate amount of $100,000. In connection with the Purchase Agreement, the Company may issue up to 6,250,000 shares of Series B Preferred Stock.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More than 1 Year
Deferred Compensation	$51,500	$51,500	$—
Office Lease	26,115	20,892	5,223
Total	$77,615	$72,392	$5,223

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

Subsequent Events

On April 29, 2009 the Company entered into an employment agreement with Mr. R. Scott Tobin for his employment as President and General Counsel. Mr. Tobin will be responsible for strategic and operational leadership of the Company. The employment agreement has an initial term of eighteen (18) months, beginning April 15, 2009, and will automatically renew and continue for successive twelve (12) month periods unless otherwise terminated. Mr. Tobin will receive an annual base salary of $120,000 and will also be eligible to receive a bonus, which may be paid in cash, stock, enhanced employee benefits or a combination thereof as determined by the Company, of up to one hundred percent (100%) of his salary, based on objectives jointly determined by Mr. Tobin and the Chairman and CEO. Mr. Tobin was also granted an option to purchase an aggregate of 4,500,000 shares of the Company’s common stock at an exercise price of $0.08, which vest over an eighteen (18) month period, and with respect to a portion of the options, the Company attaining certain performance metrics, as more fully described in the Option Award. Mr. Tobin is eligible to receive health insurance benefits and other benefits maintained by us for our executives. If Mr. Tobin’s employment is terminated without Cause, as defined in the employment agreement, or if Mr. Tobin terminates the employment agreement for Good Reason, as defined in the employment agreement, then Mr. Tobin will receive as severance (i) the maximum incentive bonus he would have received had he remained employed by the Company the later of the entire calendar year in which the termination occurs or the end of the term, (ii) the amount of his base salary for the remainder of the term of the agreement plus ninety (90) days, and (iii) an amount equal to the actual cost of ninety (90) days of his COBRA premium payments. If the employment agreement is otherwise terminated, Mr. Tobin is not eligible to receive severance, and will only receive his base salary accrued up to the effective date of the termination, any unpaid earned and accrued incentive bonus, payment for accrued and unused vacation, and reimbursement of expenses, if any. The employment agreement also generally provides that Mr. Tobin will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of twelve (12) months following termination of employment.

On April 29, 2009, the Company also appointed Dr. Joseph McKenzie and Mr. R. Scott Tobin to the Board to fill vacancies created by the resignation of former directors. In recognition of his service as a director, Dr. McKenzie will be granted an option to purchase 500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.08, and expire on April 29, 2015.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2008, filed on March 31, 2009.

Item 4T.	Controls and Procedures.

As of March 31, 2009 (the “Evaluation Date”), our Chief Executive Officer, who is also serving as our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 30, 2008, our Principal Financial Officer resigned, and our Chief Executive Officer will serve as our Principal Financial Officer for the first quarterly 2009.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2009 the Board of Directors authorized the designation of Series B Preferred Stock. The number of shares constituting the Series B Preferred Stock is 13,750,000. On March 31, 2009, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), we completed the sale to individual investors to acquire 1,875,000 shares of Series B Preferred Stock for $150,000 in cash. Since March 31, 2009, we have received additional investments in aggregate amount of $100,000. In connection with the Purchase Agreement, the Company may issue up to 6,250,000 shares of Series B Preferred Stock. We relied upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended. To make the exemption available, we relied upon the investors’ representations, warranties and covenants contained in the Purchase Agreement. The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, at a price of $0.08 per share (subject to adjustment) so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding derivative securities, and without the payment of additional consideration by the holder. The Shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance. The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

Item 6.	Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

10.1	Amendment to License Agreement between Health Discovery Corporation and Clarient, Inc., dated January 13, 2009. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed February 5, 2009.

10.2	License Agreement between Health Discovery Corporation and Abbott Molecular Inc., dated January 30, 2009. Registrant incorporates by reference Exhibit 10.13 to Form 10-K filed March 31, 2009. **

10.3
License Agreement between Health Discovery Corporation and Quest Diagnostics Incorporated, dated January 30, 2009. Registrant incorporates by reference Exhibit 10.3 to Form 8-K filed February 5, 2009. **

10.4	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.15 to Form 10-K filed March 31, 2009.

10.5	Employment Agreement between the Company and R. Scott Tobin, dated as of April 15, 2009. Registration incorporates by reference Exhibit 10.1 to Form 8-K filed May 5, 2009. *

10.6	Option Award to R. Scott Tobin, dated April 29, 2009. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed May 5, 2009.*

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

*	Management contract or compensatory plan or arrangement

**	Portions of exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES

          In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: May 15, 2009	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer and Principal Financial Officer