Form 10-Q
period 2009-06-30
HEALTH DISCOVERY CORP
filed 2009-08-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding August 13, 2009

Common Stock, no par value	169,522,590

Preferred Stock Series A, stated value $0.08 per share	7,437,184

Preferred Stock Series B	5,625,000

ii

TABLE OF CONTENTS

iii

PART I
FINANCIAL INFORMATION —

Item 1.	Financial Statements

HEALTH DISCOVERY CORPORATION
Balance Sheet

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Current Assets
Cash	$616,949	325,887
Accounts Receivable, Less Allowance for Doubtful Accounts of $112,500 and $0	—	112,500
Prepaid Expenses and Other Assets	27,738	34,355
Recoverable Development Costs	100,000	—

Total Current Assets	744,687	472,742

Equipment, Less Accumulated Depreciation of $15,775 and $25,947	14,486	14,888

Other Assets
Deferred Charges	25,770	—
Patents, Less Accumulated Amortization of $1,337,053 and $1,205,693	2,648,741	2,780,101

Total Assets	$3,433,684	3,267,731

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$549,885	220,972
Accrued Liabilities	208,552	245,742
Deferred Revenue	42,637	57,153
Promissory Note Payable – Related Party	500,000	—

Total Current Liabilities	1,301,074	523,867

Deferred Revenue – Long Term	415,673	396,562

Total Liabilities	1,716,747	920,429

Commitments

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share, 7,437,184 Shares Authorized, Issued and Outstanding	594,975	594,975
Series B Preferred Stock, Convertible, 13,750,000 Shares Authorized, 3,125,000 Issued and Outstanding	250,000	—
Common Stock, No Par Value, 300,000,000 Shares Authorized 169,522,590 Shares Issued and Outstanding	15,972,854	15,744,873
Accumulated Deficit	(15,100,892)	(13,992,546)

Total Stockholders’ Equity	1,716,937	2,347,302

Total Liabilities and Stockholders’ Equity	$3,433,684	3,267,731

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues:
Licensing	$16,215	$15,677	$32,905	$31,354
Cost of Revenues:
Internal Development	9,417	3,000	12,704	6,600

Gross Profit	6,798	12,677	20,201	24,754

Operating Expenses:
Amortization	65,680	65,681	131,360	131,360
Professional and Consulting Fees	155,842	171,149	433,396	324,999
Compensation	270,233	196,654	437,999	393,840
Other General and Administrative Expenses	66,655	93,044	127,843	262,587
Total Operating Expenses	558,410	526,528	1,130,598	1,112,786

Loss From Operations	(551,612)	(513,851)	(1,110,397)	(1,088,032)

Other Income (Expense)
Interest Income	772	11,782	2,413	29,524
Interest Expense	(48)	(170)	(362)	(482)
Total Other Income (Expense)	724	11,612	2,051	29,042

Net Loss	$(550,888)	$(502,239)	$(1,108,346)	$(1,058,990)

Weighted Average Outstanding Shares	169,522,590	169,007,206	169,522,590	169,007,206

Loss Per Share	$(.00)	$(.00)	$(.01)	$(.01)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)
For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash Flows From Operating Activities
Net Loss	$(1,108,346)	$(1,058,990)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	144,536	46,338
Services Exchanged for Warrants	83,445	151,741
Depreciation and Amortization	134,227	133,833
Increase in Recoverable Development Costs	(100,000)	—
Increase in Deferred Charges	(25,770)	—
(Increase) Decrease in Interest Receivable	235	(412)
Increase (Decrease) in Deferred Revenue	117,095	(31,354)
(Increase) Decrease in Prepaid Expenses and Other Assets	6,381	(2,234)
Increase (Decrease) in Accounts Payable – Trade	328,913	(49,225)
Decrease in Accrued Liabilities	(37,189)	(19,643)

Net Cash Used by Operating Activities	(456,473)	(829,946)

Cash Flows From Investing Activities:
Purchase of Equipment	(2,465)	—

Net Cash Used by Investing Activities	(2,465)	—

Cash Flows From Financing Activities:
Proceeds from Sales of Preferred B Stock	250,000	—
Proceeds from Borrowing	500,000	—

Net Cash Provided by Financing Activities	750,000	—

Net (Decrease) Increase in Cash	291,062	(829,946)

Cash, at Beginning of Period	325,887	1,648,439

Cash, at End of Period	$616,949	$818,493

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$362	$482

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a molecular diagnostics company that has acquired certain patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery. The Company licenses the use of its patent protected technology and utilizes such technology internally to develop diagnostic tests, drug monitoring tests and drug targets for therapeutic use, and sells or licenses such discoveries to diagnostic or pharmaceutical companies worldwide.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

The Company received $150,000 in cash in February 2009 in connection with two licensing agreements completed in the first quarter of 2009. Deferred revenue of $150,000 was recorded and will be recognized as income over the 15 year remaining term of the underlying patents. The Company treats the incremental direct cost of revenue arrangements, which consist principally of employee bonuses and legal fees, as deferred charges and such incremental direct costs are amortized to expense using the straight-line method over the same term.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing agreements. The Company had total unearned revenue of $458,310 as of June 30, 2009. Unearned revenue of $42,637 is recorded as current and $415,673 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION

Stock-based expense included in our net loss for the three months and six months ended June 30, 2009 consisted of $126,955 and $223,481 respectively in compensatory stock, warrants and options for professional consulting services, directors fees and compensation. Stock-based expense included in our net loss for the three months and six months ended June 30, 2008 was $69,122 and $198,079 respectively.

As of June 30, 2009 and June 30, 2008, there was approximately $315,868 and $214,840, respectively, of unrecognized cost related to stock option and warrant grants. The cost is to be recognized over the remaining vesting periods with a weighted average of approximately one year.

The following schedules summarize combined stock option and warrant information for the six months ended June 30, 2009 and the twelve months ended December 31, 2008:

	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	162,599,644	$0.17
Granted	8,750,000	$0.08
Exercised	—	—
Expired un- exercised	(42,572,000)	$0.21

Outstanding, December 31, 2008	128,777,644	$0.16
Granted	5,000,000	$0.08
Exercised	—	—
Expired un-exercised	(2,500,000)	($0.13)

Outstanding, June 30, 2009	131,277,644	$0.15

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION, continued

June 30, 2009

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.08	14,300,000	7.9	2,550,000	5.9
$0.10	300,000	0.2	300,000	0.2
$0.11	500,000	0.5	500,000	0.5
$0.13	2,500,000	2.6	2,500,000	2.6
$0.14	52,138,822	1.2	52,138,822	1.2
$0.16	10,000,000	0.3	10,000,000	0.3
$0.19	51,538,822	1.2	51,538,822	1.2
Total	131,277,644		119,527,644

The weighted average remaining life of all outstanding warrants and options at June 30, 2009 is 1.9 years. As of June 30, 2009, the aggregate intrinsic value of options and warrants outstanding is zero.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application process for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,648,741 in patents and patent related costs, net of $1,337,053 in accumulated amortization, at June 30, 2009.

Amortization charged to operations for the three months and six months ended June 30, 2009 and 2008 was approximately $65,680 and $131,360, respectively both years. The weighted average amortization period for patents is 14 years. Estimated amortization expense for the next five years is $262,720 per year.

Note F – PROMISSORY NOTE PAYABLE

On June 30, 2009, the Company issued a secured promissory note to a director of the Company in the amount of $500,000. The note contains an 8% annual interest rate and is due on January 4, 2010. The note is completely repayable by the Company at any time without any related fees or penalties and payment on the note may be accelerated by the holder upon an Event of Default (as defined in the note). The note is secured by certain intellectual property and other assets of the Company.

Note G – STOCKHOLDERS’ EQUITY

On March 30, 2009, we filed Articles of Amendment (the “Second Amendment”) with the Secretary of State of the State of Georgia to amend our Articles of Incorporation. The Second Amendment sets forth the rights and preferences of the Series B Preferred Stock, including the right to receive dividends, including special dividends, the right to vote on matters presented to holders of common stock, a preference right in the event of liquidation, and the right to convert the Series B Preferred Stock into Common Stock provided sufficient unissued and unreserved shares of common stock exist. The Second Amendment was authorized by the Board of Directors on March 20, 2009.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – STOCKHOLDERS’ EQUITY, continued

During the six months ended June 30, 2009, the Board of Directors authorized the designation of Series B Preferred Stock. The number of shares constituting the Series B Preferred Stock is 13,750,000. On March 31, 2009, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), we sold to individual investors 3,125,000 shares of Series B Preferred Stock for $250,000. In connection with the Purchase Agreement, the Company may issue up to an additional 10,625,000 shares of Series B Preferred Stock. The Series B Preferred Stock may be converted into Common Stock of the Company on a one for one basis at the option of the holder, without the payment of additional consideration by the holder. The conversion ratio is subject to adjustments for certain events, such as stock splits or stock dividends, and is only available, so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options. The shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance. The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

On April 29, 2009, the Company entered into an employment agreement with R. Scott Tobin. Mr. Tobin will serve as the Company’s President and General Counsel. Pursuant to the terms of the employment agreement, Mr. Tobin was granted an option to purchase an aggregate of 4,500,000 shares of the Company’s common stock at an exercise price of $0.08. One million of the options vest immediately and the rest vest over an eighteen (18) month period provided that the Company attains certain performance metrics, as more fully described in the Option Award. The Option Award was valued at $175,331 and will be expensed over a period of time approximating the vesting period.

Also during the second quarter of 2009, in connection with his appointment to the Company’s Board of Directors, the Company granted Dr. Joseph McKenzie an option to purchase 500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.08, and expire on April 29, 2015. This option grant was valued at $28,292 and will be expensed over a period of time approximating the vesting period.

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

Note I – SUBSEQUENT EVENTS

On August 13, 2009, pursuant to a Securities Purchase Agreement, the Company sold 2,500,000 shares of Series B Preferred Stock for $200,000 to an individual investor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Our Company is a molecular diagnostics company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable. Our Company operates primarily in the emerging field of personalized medicine where such tools are critical to scientific discovery. Our primary business consists of licensing our intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools. We also endeavor to develop our own product line of newly discovered biomarker-based diagnostic tests that include human genes and genetic variations, as well as gene, protein, and metabolite expression differences and image analysis. In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action. They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

We intend to continue partnering with clinical laboratories to commercialize our clinical diagnostic tests and to provide pharmaceutical and diagnostic companies with all aspects of all phases of diagnostic and drug discovery, from expert assessment of the clinical dilemma to proper selection and procurement of high quality specimens. Through the application of our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, we intend to produce accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

Our business is based on the belief that to discover the most clinically relevant biomarkers the computational component must begin at the inception of the clinical dilemma to be solved. This process includes several critical levels of decision-making - all of which are part of our business strategy. We intend to produce more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide.

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

On January 30, 2009, we entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine. We also granted Abbott a worldwide, royalty bearing, co-exclusive license (co-exclusive with Quest Diagnostics Incorporated (“Quest”)) for developing and commercializing a Laboratory Developed “LDT” urine based molecular diagnostic test for clinically significant prostate cancer, which could be commercialized in a clinical laboratory and sold directly to physicians for their patients. In addition, we granted Abbott a worldwide, royalty bearing, co-exclusive license (co-exclusive with Clarient, Inc.) for developing and commercializing a Laboratory Developed “LDT” tissue based molecular diagnostic test for clinically significant prostate cancer, which could be commercialized in a clinical laboratory and sold directly to physicians for their patients.

In February 2009, Abbott paid to us a one-time initial signing fee of $100,000. On August 7, 2009, Abbott reimbursed us $100,000 in development costs as required by the license agreement. In addition, with respect to the products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events: $250,000 upon completion of Phases 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phases 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission. We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples. We will also receive royalty payments on the Laboratory Developed Tests “LDT” equal to 10% of Abbott’s Net Sales for the tests performed on prostate biopsy tissue and 5% of Abbott’s Net Sales for tests performed on urine samples. In addition to the royalty payments, with respect to the urine based products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows: after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000. “Net Sales” is equal to Abbott’s gross revenue less 5%, subject to adjustments as described in the license.

On January 30, 2009, we entered into a license agreement with Quest, pursuant to which the Company granted to Quest a non-exclusive, royalty bearing license for developing and commercializing a Laboratory Developed “LDT” urine based molecular diagnostic test for clinically significant prostate cancer which could be commercialized and sold by Quest’s clinical laboratories directly to physicians for their patients. In consideration of granting the license to Quest, Quest paid a license fee to the Company and will pay running royalty payments, certain milestone payments, and development fees.

The Company is continuing to successfully advance the development of the urine based prostate cancer test. The Company is very pleased with the data and results thus far completed to date as we progress towards the goal of commercialization of the urine-based prostate cancer test as a Lab Developed Test “LDT” at Quest Diagnostics Clinical Laboratory and with Abbott, as well as, an in-vitro diagnostic test (IVD test kits) offered for sale by Abbott. Upon regulatory approval through Abbott, the individual in-vitro diagnostic test kits could be sold to additional national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.  Prostate cancer is the second-leading cause of cancer death in men, after lung cancer. The National Cancer Institute (NCI) estimates that more than 186,000 new cases of prostate cancer will be diagnosed in the U.S. in 2008, with more than 28,660 deaths. The prostate cancer testing market is approximately 50 million tests performed worldwide annually with approximately 25 million PSA tests performed annually in the US and an additional 25 million PSA tests performed annually outside the US. The PSA test sells in US national clinical laboratories for approximately $100 per test. In a peer-reviewed paper recently published in the New England Journal of Medicine, the PSA test was shown to be an ineffective prostate cancer screening test, leaving open the opportunity for a better test to replace the PSA test as a screening tool for prostate cancer.  The Company”s prostate cancer test was the subject of a peer-reviewed paper published in the August 2009 edition of UroToday International, a respected international urology journal.

As we disclosed in our Form 10-K for the fiscal year ended December 31, 2007, we were in discussions regarding the licensing of and product development using SVMs and FGMs in diagnostic radiology, including mammography, PET scans, CT scans, MRI and other radiological images. In August 2008, we entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director and current Senior Advisor, Dr. Richard Caruso. Under the terms of this agreement, work will be done to develop a superior breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. In exchange for a license to use our SVM technology, we received a 15% equity position in Smart Personalized Medicine, LLC (which will remain undiluted until there is at least $5 million in investment from investors in Smart Personalized Medicine, LLC) and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test. Smart Personalized Medicine, LLC recently signed a license agreement with a prestigious U.S. academic cancer center and is now in discussions with a national clinical laboratory for developing and commercializing a new state-of-the-art prognostic test for breast cancer. Smart Personalized Medicine, LLC has now started the development of the SVM-based prognostic test for breast cancer on tissue biopsy specimens. Smart Personalized Medicine, LLC believes that there is a possibility the new breast cancer test can be ready for clinical laboratory commercialization within the next twelve months. An estimated 221,000 women are diagnosed with breast cancer in the United States each year, and one in eight U.S. women will have breast cancer in her lifetime. Breast cancer is the most common cancer among women and the second-largest cancer killer among women. Currently, the breast cancer prognostic market is projected to be about $300 to $400 million. Smart Personalized Medicine, LLC expects that its new SVM-based prognostic test for breast cancer can provide physicians and their patients a way to better determine the probability of relapse, allowing patients with good prognosis results an opportunity to avoid unnecessary expensive and traumatic chemotherapy treatments.

In July 2008, the Company and DCL Medical Laboratories LLC, a full-service clinical laboratory focused on women’s health, entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers. Through the application of the advanced technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap Smear test and augment the recent improvements of computer guided screening that have already significantly improved detection rates. In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation. The Company has now completed development of most of the individual modules for the SVM-based computer assisted diagnostic test for the analysis of cervical cells in Pap Smears and has implemented a large number of image processing operations using various spatial, spectral, morphological, statistical, and other techniques. The Company is currently finalizing development of the interface software to read and interpret the Pap Smear scans. The Company has completed development of a suite of features and custom kernels, and additional methods are being developed to address the specific challenges in reading and interpreting Pap Smears. The Company has SVM software for final development and commercialization of HDC’s Pap Smear Reader. The project is now entering the system integration phase, and the Company hopes to have this Automated Pap Smear Interpretation Diagnostic Test in pre-commercialization validation studies by the third quarter of 2009. Cervical cancer is one of the most common cancers among women throughout the world, with more than 11,000 primary diagnoses and over 3,700 cancer related deaths annually. The Pap Smear, as cervical cancer screening, represents a market of more than 1.7 billion women worldwide with approximately 50 million Pap Smear tests currently being performed annually in the U.S. When completed, the HDC SVM-based computer assisted diagnostic test for the analysis of cervical cells in Pap Smears could be implemented via the Internet for automated interpretation worldwide. Pursuant to the development and license agreement, HDC will own any developed intellectual property and DCL will have a sole use license relating to applications and new mathematical tools developed during the course of the development and license agreement. Dr. Hanbury, one of our directors, is currently a shareholder of DCL.

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

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques. Atlantic Alpha has over thirty years of experience in commodity and futures trading. SVM Capital has made significant progress since the formation of the joint venture. SVM Capital has developed a machine learning based software system for analysis and prediction of stock market data. The system is completely data driven. It applies innovative technologies developed by SVM Capital that are capable of adapting advanced machine learning methods to the highly non-stationary systems commonly presented by the financial data. A preliminary software system was implemented for trading the four major indices. An analysis on the historical data was conducted for the period of January 1970 to December 2008. The SVM Capital system produced an average annual return of 19.81%, with an annualized alpha of 17.67% compared to the S&P 500 index rate of return of only 5.83% for the same time period. SVM Capital began a program of real-time live trading in November 2008. SVM Capital is now exploring opportunities to create and market an investment fund specifically utilizing the SVM Capital quantitative algorithm for making the investment decisions. SVM Capital expects to charge a management fee and a performance fee related to its investment activities. Depending on the level of its success, this venture can be profitable given its reliance on cost effective use of computer technology and ready access to efficient trading platforms.

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

We continue our dialogue with several other important industry players in the healthcare field and, in certain situations, related to the field of molecular diagnostics, including proposed projects with some of the world’s largest pharmaceutical and diagnostic companies and other prospective partnership opportunities with additional companies and research institutions. We also continue to pursue development opportunities with our existing licensing customers.

The Company has recognized revenue of $584,700 from inception through June 30, 2009 and has deferred revenue yet to be recognized of $458,310 as of June 30, 2009. Aggregate receipts created by its patent portfolio to date are $1,043,010.

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized in the near term, or that those that may be finalized do not provide the economic return that we expect.

On April 29, 2009 the Company entered into an employment agreement with Mr. R. Scott Tobin for his employment as President and General Counsel. Mr. Tobin will be responsible for strategic and operational leadership of the Company. The employment agreement has an initial term of eighteen (18) months, beginning April 15, 2009, and will automatically renew and continue for successive twelve (12) month periods unless otherwise terminated. Mr. Tobin will receive an annual base salary of $120,000 and will also be eligible to receive a bonus, which may be paid in cash, stock, enhanced employee benefits or a combination thereof as determined by the Company, of up to one hundred percent (100%) of his salary, based on objectives jointly determined by Mr. Tobin and the Chairman and CEO. Mr. Tobin was also granted options to purchase an aggregate of 4,500,000 shares of the Company’s common stock at an exercise price of $0.08, which vest over an eighteen (18) month period. A portion of the options require that the Company attain certain performance metrics, as more fully described in the Option Award. Mr. Tobin is eligible to receive health insurance benefits and other benefits maintained by us for our executives. If Mr. Tobin’s employment is terminated without Cause, as defined in the employment agreement, or if Mr. Tobin terminates the employment agreement for Good Reason, as defined in the employment agreement, then Mr. Tobin will receive as severance (i) the maximum incentive bonus he would have received had he remained employed by the Company the later of the entire calendar year in which the termination occurs or the end of the term, (ii) the amount of his base salary for the remainder of the term of the agreement plus ninety (90) days, and (iii) an amount equal to the actual cost of ninety (90) days of his COBRA premium payments. If the employment agreement is otherwise terminated, Mr. Tobin is not eligible to receive severance, and will only receive his base salary accrued up to the effective date of the termination, any unpaid earned and accrued incentive bonus, payment for accrued and unused vacation, and reimbursement of expenses, if any. The employment agreement also generally provides that Mr. Tobin will keep confidential information that is confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of twelve (12) months following termination of employment.

On April 29, 2009, the Company also appointed Dr. Joseph McKenzie and Mr. R. Scott Tobin to the Board to fill vacancies created by the resignation of former directors. In recognition of his service as a director, Dr. McKenzie was granted an option to purchase 500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.08, and expire on April 29, 2015.

Intellectual Property Activities

The U.S. Patent and Trademark Office issued a new patent to the Company in January 2009, which covers the use of SVM technology for ranking of input features for selection of the most relevant input parameters needed to classify data. In June 2009, the U.S. Patent and Trademark Office issued two new patents to the Company. One of the patents includes additional, broader claims to the Company’s exclusive SVM recursive feature elimination (SVM-RFE) method, the first patent for which issued in 2006. The SVM-RFE method has been used to successfully identify the most important pieces of information needed to solve complex pattern-recognition problems. The second patent covers an SVM-based data mining platform for classification of data from heterogeneous biological datasets. Also in June 2009, the European Patent Office issued a notice of its intent to grant a patent covering the Company’s SVM-based computer-aided image analysis techniques. Corresponding patents have already been granted in the U.S., Australia and Japan.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Revenue

For the three months ended June 30, 2009, revenue was $16,215 compared with $15,677 for the three months ended June 30, 2008. Revenue is recognized for licensing and development fees over the period earned. This revenue is primarily related to the amortization of deferred revenue resulting from prior licensing agreements.

Cost of Revenues and Gross Margin

Internal development costs of $9,417 were recorded as cost of sales for the second quarter 2009 compared with $3,000 for the second quarter of 2008. Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold. All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $65,680 for the second quarter of 2009 compared to $65,681 for the comparable 2008 period. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $155,842 for the second quarter of 2009 compared with $171,149 for the second quarter of 2008. The decrease is due to the reduction of use of outside legal counsel due to the hiring of Mr. Tobin.

Compensation of $270,233 for the second quarter of 2009 was higher than the $196,654 reported for the second quarter of 2008. Compensation increased due to the higher charge for option awards in 2009 and the addition of Mr. Tobin to the Company.

Other general and administrative expenses decreased to $66,655 for the second quarter of 2009 compared to $93,044 for the second quarter of 2008. The decrease was due primarily to a reduction in the charge for director’s warrants.

Loss from Operations

The loss from operations for the second quarter of 2009 was $551,612 compared to $513,851 for the second quarter of 2008. This increased loss was due to increased costs as discussed previously.

Other Income and Expense

Interest income was $772 for the second quarter of 2009 compared to $11,782 in 2008. Interest income decreased because the Company had less cash on hand to invest throughout the second quarter of 2009.

Interest expense of $48 in the second quarter of 2009 was comparable to the $170 recorded in the second quarter of 2008.

Net Loss

The net loss for the second quarter of 2009 was $550,888 compared to $502,239 for the second quarter of 2008. The increased loss was due to the increased operating loss as previously described and by the reduced interest income.

Net loss per share was $0.00 for both the second quarter of 2009 and 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Revenue

For the six months ended June 30, 2009, revenue was $32,905 compared with $31,354 for the six months ended June 30, 2008. Revenue is recognized for licensing and development fees over the period earned. This revenue is primarily related to the amortization of deferred revenue resulting from prior licensing agreements.

Cost of Revenues and Gross Margin

Internal development costs of $12,704 were recorded as cost of sales for the six months ended June 30, 2009 compared with $6,600 for the comparable 2008 period. Cost of revenues includes all direct costs, including wages and research fees and some professional fees associated with licensing negotiations associated with the acquisition and development of patents and processes sold.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2009 and 2008. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $433,396 for the six months ended June 30, 2009 compared with $324,999 for the same 2008 period. The increase is due to increased licensing and patent related activities and the increased use of outside counsel upon the departure last year of our Executive Vice President.

Compensation of $437,999 for the six months ended June 30, 2009 was higher than the $393,840 reported for the comparable 2008 period. Compensation increased due to the hiring of Mr. Tobin in April, 2009.

Other general and administrative expenses decreased to $127,843 for six months ended June 30, 2009 compared to $262,587 for the comparable 2008 period. The decrease was due primarily to a reduction in the charge for director’s warrants.

Loss from Operations

The loss from operations for the six months ended June 30 2009 was $1,110,397 compared to $1,088,032 for the previous year. This increased loss was due to increased costs as discussed previously.

Other Income and Expense

Interest income was $2,413 for the six months ended June 30, 2009 compared to $29,524 in 2008. Interest income decreased because the Company had less cash on hand to invest throughout 2009.

Interest expense of $362 in 2009 was comparable to the $482 recorded for 2008.

Net Loss

The net loss for the six months ended June 30, 2009 was $1,108,346 compared to $1,058,990 for the six months ended June 30, 2008. The increased loss was due to the increased operating loss as previously described.

Net loss per share was $0.01 for both 2009 and 2008.

Liquidity and Capital Resources

At June 30, 2009, the Company had $616,949 in available cash. Cash used by operating activities for the six months ended June 30, 2009 was $456,473. This was due primarily to the net loss of $1,108,346. However, this loss is favorably offset by net non-cash charges and adjustments of $651,873, which reduced the amount of cash used. Cash used by investment activities was $2,465 due to the acquisition of fixed assets. Net cash provided by financing activities was $750,000, comprised of the sale of Series B Preferred Stock for $250,000 and the promissory note dated June 30, 2009 in the amount of $500,000.

On January 30, 2009, we entered into a license agreement with Abbott, pursuant to which the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine. Upon regulatory approval, these individual test kits could be sold to national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.

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

In February 2009 in connection with the licensing agreement, Abbott paid to us a one-time initial signing fee of $100,000. In addition, with respect to the Products, Abbott will pay milestone payments outlined above.

On January 30, 2009, we entered into a license agreement with Quest pursuant to which the Company granted to Quest a non-exclusive, royalty bearing license for developing and commercializing a “laboratory developed” urine based molecular diagnostic test for clinically significant prostate cancer which could be commercialized and sold by Quest’s clinical laboratories directly to physicians for their patients. In consideration of granting the license to Quest, Quest paid a license fee to the Company and will pay running royalty payments, certain milestone payments, and development fees.

On March 31, 2009, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), we completed the sale to individual investors to acquire 3,125,000 shares of Series B Preferred Stock for $250,000 in cash and subscription note, which was subsequently paid in cash by the investor. In connection with the Purchase Agreement, the Company may issue an additional 10,625,000 shares of Series B Preferred Stock.

On June 30, 2009, we issued a secured promissory note (the “Promissory Note”) to Joseph McKenzie, a director and long term shareholder of the Company, for $500,000. The Promissory Note contains an 8% annual interest rate and is due on January 4, 2010. The Promissory Note is completely repayable by the Company at any time without any related fees or penalties, and payment on the Promissory Note may be accelerated by the holder upon an Event of Default (as such term is defined in the Promissory Note). The Promissory Note is secured by certain intellectual property and other assets of the Company. The proceeds of the Promissory Note will be used for general working capital purposes. This short term debt financing is intended to serve as a bridge to anticipated future licensing revenues in a manner which is not dilutive to shareholders.

The following table summarizes the due dates of our contractual obligations.
	Total	1 Year Or Less	More than 1 Year
Deferred Compensation	$48,500	$48,500	$—
Office Lease	20,892	20,892	$—
Total	$69,392	$69,392	$—

The Company has relied primarily on equity funding plus debt financing for liquidity. The Company produced sales, licensing, and developmental revenue starting in late 2005 and must continue to do so in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful may result in significant revenue, as further described above. In the meantime, the Company maintains a cash conservation program.

Subsequent Events

In July 2009, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering an alternative method of feature selection that reduces the number of support vectors to create a sparse-SVM that can be used to generate a codebook for identifying patterns in data, including applications to signal compression. With the issuance of these patents, the Company now holds the exclusive rights to 38 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.

In addition, the Company recently received notice that in September 2008, the Indian Patent Office issued the Company’s patent covering a computer implemented method for processing multiple data sets using SVMs. Counterparts to this patent have issued in eight other countries, including the U.S.

On August 7, 2009, Abbott reimbursed us $100,000 in development costs as required by the license agreement.

On August 13, 2009, pursuant to a Securities Purchase Agreement, the Company sold 2,500,000 shares of Series B Preferred Stock for $200,000 to an individual investor. The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, at a price of $0.08 per share (subject to adjustment) so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding derivative securities, and without the payment of additional consideration by the holder. The Shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance. The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

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

As of June 30, 2009 (the “Evaluation Date”), our Chief Executive Officer, who is also serving as our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 30, 2008, our Principal Financial Officer resigned, and our Chief Executive Officer will continue to serve as our Principal Financial Officer for the second quarter of 2009.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

10.1	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.15 to Form 10-K filed March 31, 2009.

10.2	Employment Agreement between the Company and R. Scott Tobin, dated as of April 15, 2009. Registration incorporates by reference Exhibit 10.1 to Form 8-K filed May 5, 2009. *

10.3	Option Award to R. Scott Tobin, dated April 29, 2009. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed May 5, 2009.*

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

*           Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: August 14, 2009	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer and Principal Financial Officer