Form 10-Q
period 2009-09-30
HEALTH DISCOVERY CORP
filed 2009-11-16
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

912-443-1987 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since the last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐

(do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 13, 2009

Common Stock, no par value	181,491,025

Series A Preferred Stock	0

Series B Preferred Stock	9,200,000

i

ii

PART I
FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION
Balance Sheet

Assets
	September 30,	December 31,
	2009 (unaudited)	2008
Current Assets
Cash	$669,550	325,887
Accounts Receivable, Less Allowance for Doubtful Accounts of $112,500 and $0	-	112,500
Prepaid Expenses and Other Assets	23,376	34,355
Total Current Assets	692,926	472,742

Equipment, Less Accumulated Depreciation of $17,708 and $25,947	12,553	14,888

Other Assets
Deferred Charges	25,328	-
Patents, Less Accumulated Amortization of $1,402,733 and $1,205,693	2,583,062	2,780,101

Total Assets	$3,313,869	3,267,731

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$532,813	220,972
Accrued Liabilities	296,863	245,742
Deferred Revenue	34,304	57,153
Promissory Note Payable – Related Party	500,000	-

Total Current Liabilities	1,363,980	523,867

Deferred Revenue – Long Term	407,790	396,562

Total Liabilities	1,771,770	920,429

Commitments and Contingencies (Note J)

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share,
7,437,184 Shares Authorized, Issued and Outstanding as of September 30, 2009 and December 31, 2008	594,975	594,975
Series B Preferred Stock, Convertible, 13,750,000 Shares Authorized, 7,500,000 Issued and Outstanding as of September 30, 2009, 0 Issued and Outstanding as of December 31, 2008	600,000	-
Common Stock, No Par Value, 300,000,000 Shares Authorized 169,522,590 Shares Issued and Outstanding as of September 30, 2009 and December 31, 2008	16,070,905	15,744,873
Accumulated Deficit	(15,723,781)	(13,992,546)

Total Stockholders’ Equity	1,542,099	2,347,302

Total Liabilities and Stockholders' Equity	$3,313,869	3,267,731

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Licensing	$16,216	$18,700	$49,121	$50,054

Cost of Revenues:
Internal Development	6,968	600	19,672	7,200

Gross Profit	9,248	18,100	29,449	42,854

Operating Expenses:
Amortization	65,679	65,680	197,039	197,040
Professional and Consulting Fees	167,620	261,826	601,016	586,825
Compensation	229,933	208,710	667,932	602,550
Other General and Administrative Expenses	160,040	104,490	287,883	367,077
Total Operating Expenses	623,272	640,706	1,753,870	1,753,492

Loss From Operations	(614,024)	(622,606)	(1,724,421)	(1,710,638)

Other Income (Expense)
Interest Income	1,456	6,459	3,869	35,983
Interest Expense	(10,321)	(253)	(10,683)	(735)
Total Other Income (Expense)	(8,865)	6,206	(6,814)	35,248

Net Loss	$(622,889)	$(616,400)	$(1,731,235)	$(1,675,390)

Weighted Average Outstanding Shares	169,522,590	169,136,052	169,522,590	169,058,744

Loss Per Share	$(.00)	$(.00)	$(.01)	$(.01)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
(unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	Nine Months	Nine Months
	Ended	Ended
Cash Flows From Operating Activities	September 30, 2009	September 30, 2008
Net Loss	$(1,731,235)	$(1,675,390)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	197,331	75,515
Services Exchanged for Warrants	128,701	188,817
Depreciation and Amortization	201,839	200,827
Decrease in Accounts Receivable	-	112,500
Increase in Allowance for Doubtful Accounts	112,500
Increase in Deferred Charges	(25,328)	-
(Increase) Decrease in Interest Receivable	(156)	1,106
Decrease in Deferred Revenue	(11,621)	(47,031)
(Increase) Decrease in Prepaid Expenses and Other Assets	11,135	(9,284)
Increase (Decrease) in Accounts Payable – Trade	311,841	(26,418)
Increase in Accrued Liabilities	51,121	113,800
Net Cash Used by Operating Activities	(753,872)	(1,065,558)

Cash Flows From Investing Activities:
Purchase of Equipment	(2,465)	(12,720)

Net Cash Used by Investing Activities	(2,465)	(12,720)

Cash Flows From Financing Activities:
Proceeds from Sales of Preferred B Stock	600,000	-
Proceeds from Borrowing	500,000	-

Net Cash Provided by Financing Activities	1,100,000	-

Net Increase (Decrease) in Cash	343,663	(1,078,278)

Cash, at Beginning of Period	325,887	1,648,439

Cash, at End of Period	$669,550	$570,161

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$601	$735

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a molecular diagnostics company that has acquired certain patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery.  The Company licenses the use of its patent protected technology and utilizes such technology internally to develop diagnostic tests, prognostic tests, drug monitoring tests and drug targets for therapeutic use, and sells or licenses such discoveries to diagnostic or pharmaceutical companies worldwide.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

ASC topic 105 incorporates the July 2009, FASB issuance of SFAS No. 168, Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) and supersedes all existing accounting standards as the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification is considered non-authoritative, except for additional authoritative rules and interpretive releases of the SEC and applicable only to SEC registrants.  The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in the third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Effective beginning our second quarter 2009, the Financial Instruments Topic, Accounting Standards Codification (ASC) 825-10-65-1 requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. These additional disclosures had no material impact on the Company’s financial statements.

In December 2007, the FASB issued Codification No. 810, Non-controlling Interests in Consolidated Financial Statements ("ASC 810"), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. We adopted ASC 810 on June 28, 2009, and the adoption did not have a material impact on our financial position and results of operations.

In November 2008, the FASB issued Codification No. 323, Equity Method Investment Accounting Considerations ("ASC 323"). ASC 323 clarifies accounting for certain transactions and impairment considerations involving the equity method, including initial measurement, decrease in investment value and change in level of ownership or degree of influence. ASC 323 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. We adopted ASC 323 on June 28, 2009, and the adoption did not have an impact on our financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. We adopted this standard and have provided the new disclosures as required in Note I.

In June 2009, the FASB issued ASC 810, Consolidations, to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the  elimination of the qualifying special-purpose entity concept  and (2) constituent concerns about the application of  accounting and disclosures which do not provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - BASIS OF PRESENTATION, continued

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. ASU also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update is effective for interim periods beginning after August 28, 2009. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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

The Company received $150,000 in cash in February 2009 in connection with two licensing agreements completed in the first quarter of 2009. Deferred revenue of $150,000 was recorded and will be recognized as income over the 15 year remaining term of the underlying patents.  The Company treats the incremental direct cost of revenue arrangements, which consists principally of employee bonuses and legal fees, as deferred charges and such incremental direct costs are amortized to expense using the straight-line method over the same term.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing agreements.  The Company had total unearned revenue of $442,094 as of September 30, 2009.  Unearned revenue of $34,304 is recorded as current and $407,790 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER OUTSTANDING DERIVATIVE SECURITIES

Stock-based expense included in our net loss for the three months and nine months ended September 30, 2009 consisted of $254,577 and $386,032 respectively in compensatory stock, warrants and options for professional consulting services, directors fees and compensation.  Stock-based expense included in our net loss for the three months and nine months ended September 30, 2008 was $66,253 and $264,332 respectively.

As of September 30, 2009 and September 30, 2008, there was approximately $250,366 and $595,141, respectively, of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods with a weighted average of approximately one year.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER OUTSTANDING DERIVATIVE SECURITIES, continued

The following schedule summarizes combined stock option and warrant information for the nine months ended September 30, 2009 and the twelve months ended December 31, 2008:

	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	162,599,644	$0.17
Granted	8,750,000	$0.08
Exercised	-	-
Expired un- exercised	(42,572,000)	$0.21

Outstanding, December 31, 2008	128,777,644	$0.16
Granted	5,000,000	$0.08
Exercised	-	-
Expired un-exercised	(12,800,000)	$0.13

Outstanding, September 30, 2009	120,977,644	$0.15

The following schedule summarizes combined stock option and warrant information as of September 30, 2009:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.08	14,300,000	7.9	5,800,000	7.8
$0.11	500,000	0.3	500,000	0.3
$0.13	2,500,000	2.3	2,500,000	2.3
$0.14	52,138,822	0.9	52,138,822	0.9
$0.19	51,538,822	0.9	51,538,822	0.9
Total	120,977,644		112,477,644

The weighted average remaining life of all outstanding warrants and options at September 30, 2009 is 1.8 years.  As of September 30, 2009, the aggregate intrinsic value of options and warrants outstanding is $286,000.

See Note I – Subsequent Events for further information regarding warrant exercises since September 30, 2009.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application process for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,583,062 in patents and patent related costs, net of $1,402,733 in accumulated amortization, at September 30, 2009.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E - PATENTS, continued

Amortization charged to operations for the three months and nine months ended September 30, 2009 and 2008 was approximately $65,680 and $197,039, respectively.  The weighted average amortization period for patents is 14 years.  Estimated amortization expense for the next five years is $262,720 per year.

Note F – PROMISSORY NOTE PAYABLE

On June 30, 2009, the Company issued a secured promissory note to a director of the Company in the amount of $500,000.  The note contains an 8% annual interest rate and is due on January 4, 2010.  The note is completely repayable by the Company at any time without any related fees or penalties and payment on the note may be accelerated by the holder upon an Event of Default (as defined in the note).  The note is secured by certain intellectual property and other assets of the Company.  See Note I – Subsequent Events for further information regarding payment of this promissory note since September 30, 2009.

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

During the fourth quarter of 2009 the Board of Directors authorized the increase in the number of shares constituting the Series B Preferred Stock to 20,625,000.  Pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), as of September 30, 2009 we sold to individual investors 7,500,000 shares of Series B Preferred Stock for $600,000.  In connection with the Purchase Agreement, as amended, the Company may issue up to an additional 13,125,000 shares of Series B Preferred Stock.  The Series B Preferred Stock may be converted into common stock of the Company on a one for one basis at the option of the holder, without the payment of additional consideration by the holder.  The conversion ratio is subject to adjustments for certain events, such as stock splits or stock dividends, and is only available so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options.  The shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance.  The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies. See Note I – Subsequent Events for further information regarding non-binding commitments for the purchase of additional shares of Series B Preferred Stock received since September 30, 2009.

On April 29, 2009, the Company entered into an employment agreement with R. Scott Tobin.  Mr. Tobin will serve as the Company’s President and General Counsel.  Pursuant to the terms of the employment agreement, Mr. Tobin was granted an option to purchase an aggregate of 4,500,000 shares of the Company’s common stock at an exercise price of $0.08.  One million of the options vested immediately and the rest vest over an eighteen (18) month period provided that the Company attains certain performance metrics, as more fully described in the Option Award. The Option Award was valued at $175,331 and is expensed over a period of time approximating the vesting period.

Also during the second quarter of 2009, in connection with his appointment to the Company’s Board of Directors, the Company granted Dr. Joseph McKenzie an option to purchase 500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.08, and expire on April 29, 2015. This option grant was valued at $28,292 and is expensed over a period of time approximating the vesting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – GOING CONCERN

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Limited revenue has been earned since inception.  The Company’s ability to continue as a going concern is dependent, among other things, on its ability to control certain costs and obtain new contracts to eventually attain a profitable level of operations.

The Company is licensing the technology underlying several of its patents and providing supporting services related to the application of such technology that is resulting in modest, at this time, ongoing revenue. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful, may result in additional revenue generation, as further described in Item 2 below.  In the meantime, the Company maintains a cash conservation program.

Note I – SUBSEQUENT EVENTS

Since September 30, 2009, the Company has sold 2,200,175 shares of Series B Preferred Stock on the same terms described in Note – G Stockholders Equity.  In addition, since September 30, 2009, the Company has received non-binding commitments from certain accredited investors to purchase 7,452,500 shares of Series B Preferred Stock for $596,200.

Warrants representing 2,250,000 shares have been exercised. The total gross proceeds to the Company is $315,000.

In addition, as previously reported on our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in connection with our 2007 private placement, we issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.14 (the “Tranche 1 Warrants”). Pursuant to the terms of the Tranche 1 Warrants, the holders must exercise fifty percent of the Tranche 1 Warrants if the market price for the Company’s common stock is $0.17 for a period of thirty consecutive calendar days, which occurred on November 6, 2009, or forfeit the right to acquire those shares.  On November 7, 2009, we exercised our call rights under certain of the Tranche 1 Warrants.  As a result, the holders of the Tranche 1 Warrants who received the Company’s call notice must purchase 16,012,464 shares of restricted common stock or forfeit an equal number of Tranche 1 Warrants.  As of November 13, 2009, 6,241,928 shares of our common stock have been purchased in connection with the Company’s call of the Tranche 1 Warrants, and we have received $873,869.92 in gross proceeds from the purchase of the common stock.  We  have also received non-binding commitments to purchase 1,697,142 shares for gross proceeds of $237,599.88.  By November 19, 2009, all holders of the remaining Tranche 1 Warrants who received the Company’s call notice will have had to elect whether to exercise the portion of the Tranche 1 Warrants called by the Company.

On November 4, 2009, as a result of the trading value of our common stock exceeding $0.12 per share for a period of 30 consecutive calendar days, the outstanding shares of Series A Preferred Stock converted by its terms into 7,437,184 shares of common stock.

On November 11, 2009, the Company paid in full the outstanding balance of the $500,000 secured promissory note to a director of the Company with a total payment of $514,437, thus eliminating any collateral obligations on the Company's intellectual property or other assets.

As a result of the foregoing activities, the Company’s cash on hand as of November 13, 2009 is approximately $2,100,000.

Note J – COMMITMENTS

The Company received letters from an investor in the Company’s 2007 private placement (“2007 Private Placement”), claiming, among other things, that its anti-dilution rights received in the 2007 Private Placement had been triggered by various amendments to the vesting provisions of outstanding warrants and that, as a result, it is entitled to receive additional shares of Company common stock for no additional consideration.  While the Company

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – COMMITMENTS, continued

denies the allegations and believes they are without merit, if the investor’s position is correct, the Company may be required, among other things, to issue approximately 98,500,000 shares to such investor, and, if all of the other investors in the 2007 Private Placement sought the same remedy, the Company may be required to issue approximately 739,000,000 shares in the aggregate. Issuing such shares of common stock would cause substantial dilution to existing shareholders and would exceed the number of the Company’s authorized shares of common stock.

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

We intend to continue partnering with clinical laboratories to commercialize our clinical diagnostic tests and to provide pharmaceutical and diagnostic companies with all aspects of all phases of diagnostic and drug discovery, from expert assessment of the clinical dilemma to proper selection and procurement of high quality specimens.  Through the application of our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, we intend to identify accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

Our business is based on the belief that to discover the most clinically relevant biomarkers the computational component must begin at the inception of the clinical dilemma to be solved.  This process includes several critical levels of decision-making - all of which are part of our business strategy.  We intend to identify more relevant and predictable biomarkers for drug discovery so that new and better medicines and diagnostic markers can be developed for patients worldwide.

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

On January 30, 2009, we entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine.  We also granted Abbott a worldwide, royalty bearing, co-exclusive license (co-exclusive with Quest Diagnostics Incorporated (“Quest”)) for developing and commercializing a Laboratory Developed (“LDT”) urine based molecular diagnostic test for clinically significant prostate cancer, which could be commercialized in a clinical laboratory and sold directly to physicians for their patients.  In addition, we granted Abbott a worldwide, royalty bearing, co-exclusive license (co-exclusive with Clarient, Inc.) for developing and commercializing a tissue-based LDT for clinically significant prostate cancer, which could be commercialized in a clinical laboratory and sold directly to physicians for their patients.

In February 2009, Abbott paid to us a one-time initial signing fee of $100,000.  On August 7, 2009, Abbott reimbursed us $100,000 in development costs as required by the license agreement.  In addition, with respect to the products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events:  $250,000 upon completion of Phases 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phases 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission.  We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples.  We will also receive royalty payments on the urine-based LDTs equal to 10% of Abbott’s Net Sales for the tests performed on prostate biopsy tissue and 5% of Abbott’s Net Sales for tests performed on urine samples.  In addition to the royalty payments, with respect to the urine based products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows:  after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000.  “Net Sales” is equal to Abbott’s gross revenue less 5%, subject to adjustments as described in the license.

On January 30, 2009, we entered into a license agreement with Quest, pursuant to which the Company granted to Quest a non-exclusive, royalty bearing license for developing and commercializing a urine-based LDT for clinically significant prostate cancer which could be commercialized and sold by Quest’s clinical laboratories directly to physicians for their patients.  In consideration of granting the license to Quest, Quest paid a license fee to the Company and will pay running royalty payments, certain milestone payments, and development fees.

The Company is continuing to advance the development of the urine based prostate cancer test. The Company is pleased with the data and results completed to date.  We continue to progress towards the goal of commercialization of the urine-based prostate cancer test at Quest and with Abbott, as well as, an in-vitro diagnostic test (IVD test kits) offered for sale by Abbott.  Upon regulatory approval sought by Abbott, the individual in-vitro diagnostic test kits could be sold to additional national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.  Prostate cancer is the second-leading cause of cancer death in men, second to lung cancer.  The National Cancer Institute (NCI) estimates that more than 186,000 new cases of prostate cancer will be diagnosed in the U.S. in 2008, with more than 28,660 deaths.  There are approximately 50 million PSA tests performed worldwide each year, half of which are performed in the U.S.  The PSA test sells in the U.S. national clinical laboratories for approximately $100 per test.  In a peer-reviewed paper recently published in the New England Journal of Medicine, the PSA test was shown to be an ineffective prostate cancer screening test, leaving open the opportunity for a better test to replace the PSA test as a screening tool for prostate cancer.  The Company’s prostate cancer test was the subject of a peer-reviewed paper published in the August 2009 edition of UroToday International, a respected international urology journal.

In August 2008, we entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director and current Senior Advisor, Dr. Richard Caruso. Under the terms of this agreement, work will be done to attempt to develop a breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. In exchange for a license to use our SVM technology, we received a 15% equity position in Smart Personalized Medicine, LLC (which will remain undiluted unless and until there is at least $5 million in investment from other investors in Smart Personalized Medicine, LLC) and a per test royalty up to 7.5% based on net proceeds received by Smart Personalized Medicine, LLC from the sale of the new breast cancer prognostic test.   Smart Personalized Medicine, LLC recently signed a license agreement with the same research hospital and is now in discussions with a national clinical laboratory for developing and commercializing a new state-of-the-art prognostic test for breast cancer.  Smart Personalized Medicine, LLC has now started the development of the SVM-based prognostic test for breast cancer on tissue biopsy specimens.  Smart Personalized Medicine, LLC believes that there is a possibility the new breast cancer test can be ready for clinical laboratory commercialization within the next twelve months.  An estimated 221,000 women are diagnosed with breast cancer in the United States each year, and one in eight U.S. women will have breast cancer in her lifetime. Breast cancer is the most common cancer among women and the second-largest cancer killer among women. Currently, the breast cancer prognostic market is projected to be about $300 to $400 million.  Smart Personalized Medicine, LLC expects that its new SVM-based prognostic test for breast cancer can provide physicians and their patients a way to better determine the probability of relapse, allowing patients with good prognosis results an opportunity to avoid unnecessary expensive and traumatic chemotherapy treatments.

In July 2008, the Company and DCL Medical Laboratories LLC, a full-service clinical laboratory focused on women’s health, entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers. Through the application of the advanced technology of pattern recognition, this new SVM-based system is intended to further improve the sensitivity of the Pap Smear test and augment the recent improvements of computer guided screening that have already significantly improved detection rates. In addition, images and interpretative data from this new SVM-based system may now be transmitted electronically, thus allowing remote review and collaborative interpretation.  The Company has now completed development of most of the individual modules for the SVM-based computer assisted diagnostic test for the analysis of cervical cells in Pap Smears and has implemented a large number of image processing operations using various spatial, spectral, morphological, statistical, and other techniques. The Company is currently finalizing development of the interface software to read and interpret the Pap Smear scans. The Company has completed development of a suite of features and custom kernels, and additional methods are being developed to address the specific challenges in reading and interpreting Pap Smears. The Company has SVM software for final development and commercialization of HDC’s Pap Smear Reader.  The project is now entering the system integration phase, and the Company hopes to have this Automated Pap Smear Interpretation Diagnostic Test in pre-commercialization validation studies by the end of 2009. Cervical cancer is one of the most common cancers among women throughout the world, with more than 11,000 primary diagnoses and over 3,700 cancer related deaths annually. The Pap Smear, as cervical cancer screening, represents a market of more than 1.7 billion women worldwide with approximately 50 million Pap Smear tests currently being performed annually in the U.S.  When completed, the HDC SVM-based computer assisted diagnostic test for the analysis of cervical cells in Pap Smears could be implemented via the Internet for automated interpretation worldwide. Pursuant to the development and license agreement, HDC will own any developed intellectual property and DCL will have a sole use license relating to applications and new mathematical tools developed during the course of the development and license agreement. Dr. Hanbury, one of our directors, is currently a shareholder of DCL.

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

Management believes that our research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for a particular medical condition has resulted in a successful proof of concept.  These findings were presented during the first quarter of 2008 and the due diligence process has accelerated to confirm our findings for that particular condition and determine other applications within flow cytometry.  Because the contract expired by its terms, we are now in discussion with other companies to commercialize these applications.  These discussions remain pending, as during the third quarter management focused its efforts primarily on its urine based prostate cancer test and breast cancer initiatives.

We continue our dialogue with several other important industry players in the healthcare field and, in certain situations, related to the field of molecular diagnostics, including proposed projects with some of the world’s largest pharmaceutical and diagnostic companies, such as the potential development and commercialization of our colon cancer molecular diagnostic test with an international diagnostics company, and other prospective partnership opportunities with additional companies and research institutions.  We also continue to pursue development opportunities with our existing licensing customers.

The Company has recognized revenue of $600,916 from inception through September 30, 2009 and has deferred revenue yet to be recognized of $442,094 as of September 30, 2009.  Aggregate receipts created by its patent portfolio to date are $1,043,010.

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized in the near term, or that those that may be finalized do not provide the economic return that we expect.

Effective September 1, 2009, the Company entered into an employment agreement with John Norris, who will serve as the Company’s Chief Operating Officer.  Mr. Norris will be responsible for business development, primarily creating new strategic partnerships, licenses and contracts to complement the Company’s existing agreements with Quest Diagnostics, Abbott Molecular, Pfizer, Bruker and Clarient. Mr. Norris’ employment agreement has an initial term of four months. Mr. Norris will receive a monthly salary of $10,000. If Mr. Norris’ employment is terminated without Cause, as defined in the employment agreement, or if Mr. Norris terminates the employment agreement for Good Reason, as defined in the employment agreement, then Mr. Norris will receive as severance the amount of his base salary for the remainder of the term of the employment agreement. If the employment agreement is otherwise terminated, Mr. Norris is not eligible to receive severance, and will only receive his base salary accrued up to the effective date of the termination and reimbursement of expenses, if any. The employment agreement also generally provides that Mr. Norris will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of ninety days following termination of employment.

Intellectual Property Activities

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

In addition, the Company recently received notice that in September 2008, the Indian Patent Office issued the Company’s patent covering a computer implemented method for processing multiple data sets using SVMs.  Counterparts to this patent have been issued in eight other countries, including the U.S.

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Revenue

For the three months ended September 30, 2009, revenue was $16,216 compared with $18,700 for the three months ended September 30, 2008.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to the amortization of deferred revenue resulting from prior licensing agreements.

Cost of Revenues and Gross Margin

Internal development costs of $6,968 were recorded as cost of sales for the third quarter 2009 compared with $600 for the third quarter of 2008.  Cost of revenues includes all direct costs, primarily wages and research fees, associated with the acquisition and development of patents and processes sold.  All direct costs, including some professional fees associated with licensing negotiations, are also included in cost of revenues.

Operating and Other Expenses

Amortization expense was $65,679 for the third quarter of 2009 compared to $65,680 for the comparable 2008 period. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees, primarily legal and accounting, totaled $167,620 for the third quarter of 2009 compared with $261,826 for the third quarter of 2008.  The decrease is due to the reduced use of outside legal counsel because of the hiring of Mr. Tobin.

Compensation of $229,933 for the third quarter of 2009 was higher than the $208,710 reported for the third quarter of 2008.  Compensation increased due to the higher charge for option awards in 2009 and the addition of executive personnel in 2009.

Other general and administrative expenses increased to $160,040 for the third quarter of 2009 compared to $104,490 for the third quarter of 2008.  The increase was due primarily to additional expenses incurred for travel and costs related to attending conferences and meetings.

Loss from Operations

The loss from operations for the third quarter of 2009 was $614,024 compared to $622,606 for the third quarter of 2008.  This reduced loss was due to reduced costs primarily in the area of professional and consulting fees.

Other Income and Expense

Interest income was $1,456 for the third quarter of 2009 compared to $9,459 in 2008.  Interest income decreased because the Company had less cash on hand to invest throughout the third quarter of 2009.

Interest expense of $10,321 in the third quarter of 2009 was higher than the $253 recorded in the third quarter of 2008 due to interest payable on the promissory note issued June 30, 2009.

Net Loss

The net loss for the third quarter of 2009 was $622,889 compared to $616,400 for the second quarter of 2008.  The increased loss was due to the net increase in other expenses.

Net loss per share was $0.00 for both the third quarter of 2009 and 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Revenue

For the nine months ended September 30, 2009, revenue was $49,121 compared with $50,054 for the nine months ended September 30, 2008.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to the amortization of deferred revenue resulting from prior licensing agreements.

Cost of Revenues and Gross Margin

Internal development costs of $19,672 were recorded as cost of sales for the nine months ended September 30, 2009 compared with $7,200 for the comparable 2008 period.  Cost of revenues includes all direct costs, including wages and research fees and some professional fees associated with licensing negotiations associated with the acquisition and development of patents and processes sold.

Operating and Other Expenses

Amortization expense was approximately $197,040 for both the nine months ended September 30, 2009 and 2008. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees, primarily legal and accounting, totaled $601,016 for the nine months ended September 30, 2009 compared with $586,825 for the same 2008 period.  The increase is due to the increase in the Company share price as it relates to stock based compensation for Scientific Advisory Board members.

Compensation of $667,932 for the nine months ended September 30, 2009 was higher than the $602,550 reported for the comparable 2008 period. Compensation increased due to the hiring of additional personnel and the cost of option awards.

Other general and administrative expenses decreased to $287,883 for nine months ended September 30, 2009 compared to $367,077 for the comparable 2008 period.  The decrease was due primarily to a reduction in the charge for director’s warrants.

Loss from Operations

The loss from operations for the nine months ended September 30 2009 was $1,724,421 compared to $1,710,638 for the previous year.  This increased loss was due to increased costs primarily associated with professional and consulting fees.

Other Income and Expense

Interest income was $3,689 for the nine months ended September 30, 2009 compared to $35,983 in 2008.  Interest income decreased because the Company had less cash on hand to invest throughout 2009.

Interest expense of $10,683 in 2009 was higher than the $735 recorded for 2008 due to interest payable on the promissory note dated June 30, 2009.

Net Loss

The net loss for the nine months ended September 30, 2009 was $1,731,235 compared to $1,675,390 for the nine months ended September 30, 2008.  The increased loss was due to the increased loss from operations as previously described.

Net loss per share was $0.01 for both 2009 and 2008.

Liquidity and Capital Resources

At September 30, 2009, the Company had $669,550 in available cash and total current liabilities of $1,363,980.  Current liabilities includes the $500,000 promissory note payable, which the Company has subsequently paid.  As a result of the proceeds from the exercise of our warrants and the non-binding commitments of potential investors to purchase the additional shares of the Series B Preferred Stock as further described in Subsequent Events, we believe we have sufficient resources to meet all of our current obligations.  Our net loss for the nine months ended September 30, 2009 was $1,731,235.  However, cash used by operating activities for the nine months ended September 30, 2009 was $753,872, and the net loss is favorably offset by net non-cash charges to operations and adjustments of $977,363, which did not require the use of cash. Cash used by investment activities was $2,465 due to the acquisition of fixed assets.  Cash provided by financing activities was $1,100,000, comprised of the sale of Series B Preferred Stock for $600,000 and the issuance of note (the “Promissory Note”) to Joseph McKenzie, a director and long term shareholder of the Company dated June 30, 2009 in the amount of $500,000.

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

We previously reported that we were marketing our SVM Portfolio for non-medical applications for sale pursuant to an agreement with Patent Profit International (“PPI”), a Silicon Valley-based patent brokerage firm.  While we continue to consider our options with respect to the sale of some or all of the patents in our SVM Portfolio, our efforts remain focused on the licensing efforts described above and on revenue generation.

As noted above, on June 30, 2009, we issued the Promissory Note for $500,000. The Promissory Note contains an 8% annual interest rate and is due on January 4, 2010.  The Promissory Note is completely repayable by the Company at any time without any related fees or penalties, and payment on the Promissory Note may be accelerated by the holder upon an Event of Default (as such term is defined in the Promissory Note).  The Promissory Note is secured by certain intellectual property and other assets of the Company.   The proceeds of the Promissory Note will be used for general working capital purposes. This short term debt financing is intended to serve as a bridge to anticipated future licensing revenues in a manner which is not dilutive to shareholders. See Subsequent Events for information regarding the pre-payment of the Promissory Note.

On August 7, 2009, Abbott reimbursed the Company $100,000 in development costs as required by the license agreement.

The Company, pursuant to a Securities Purchase Agreement, the Company sold 7,500,000 shares of Series B Preferred Stock, for $600,000 during the second and third quarter of 2009.  The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, at a price of $0.08 per share (subject to adjustment) so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding derivative securities, and without the payment of additional consideration by the holder.  The Shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance.  The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More than 1 Year
Deferred Compensation	$45,250	$42,250	$-
Office Lease	15,669	15,669	$-
Promissory Note & Interest Due	510,082	510,082	$-
Total	$568,001	$568,001	$-

The Company has relied primarily on equity and debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005 and must continue to do so in order to generate sufficient cash to continue operations.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful may result in significant revenue, as further described above.  In the meantime, the Company maintains a cash conservation program.

Subsequent Events

Since September 30, 2009, the Company has sold 2,200,175 shares of Series B Preferred Stock on the same terms described in Note – G Stockholders Equity.  Since September 30, 2009, the Company has received non-binding commitments from certain accredited investors to purchase 7,452,500 shares of Series B Preferred Stock for an additional $596,200.

Warrants representing 2,250,000 shares have been exercised. The total gross proceeds to the Company is $315,000.

In addition, as previously reported on our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in connection with our 2007 private placement, we issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.14 (the “Tranche 1 Warrants”). Pursuant to the terms of the Tranche 1 Warrants, the holders must exercise fifty percent of the Tranche 1 Warrants if the market price for the Company’s common stock is $0.17 for a period of thirty consecutive calendar days, which occurred on November 6, 2009, or forfeit the right to acquire those shares.  On November 7, 2009, we exercised our call rights under certain of the Tranche 1 Warrants.  As a result, the holders of the Tranche 1 Warrants who received the Company’s call notice must purchase 16,012,464 shares of restricted common stock or forfeit an equal number of Tranche 1 Warrants.  As of November 13, 2009, 6,241,928 shares of our common stock have been purchased in connection with the Company’s call of the Tranche 1 Warrants, and we have received $873,869.92 in gross proceeds from the purchase of the common stock.  We  have also received non-binding commitments to purchase 1,697,142 shares for gross proceeds of $237,599.88.  By November 19, 2009, all holders of the remaining Tranche 1 Warrants who received the Company’s call notice will have had to elect whether to exercise the portion of the Tranche 1 Warrants called by the Company.

On November 4, 2009, as a result of the trading value of our common stock exceeding $0.12 per share for a period of 30 consecutive calendar days, the outstanding shares of Series A Preferred Stock converted by its terms into 7,437,184 shares of common stock.

On November 11, 2009, the Company paid in full the outstanding balance of the $500,000 secured promissory note to a director of the Company with a total payment of $514,437, thus eliminating any collateral obligations on the Company's intellectual property or other assets.

As a result of the foregoing activities, the Company’s cash on hand as of November 13, 2009 is approximately $2,100,000.

Also, in November, 2009, the United States Patent and Trademark Office granted Patent No. 7,617,163 to HDC for its SVM-based method for analysis of spectral data. Spectral data are generated by instruments including mass spectrometers, which are widely used for detection of chemical properties of materials that can be analyzed based on their atomic or molecular weights, optical detectors, such as infrared telescopes and laser analyzers, audio signal analyzers, and medical testing systems, such as EEG and ECG analysis. The claims of the new patent cover the direct analysis of spectral data using SVMs, which represents a significant improvement over earlier methods that required identification and extraction of individual peaks in the spectra, which was frequently a manual operation, before any analysis could occur.  A continuation patent application covering a variation of the same method has been allowed by the U.S. Patent Office and should issue in early 2010.

A second patent issuing in November 2009, Patent No. 7,624,074, is a continuation of Patent No. 7,318,051, which issued in 2008.  This newest patent covers a variation of the previously-patented feature selection technique that can be used in conjunction with or as an alternative to HDC’s patented recursive feature elimination method (RFE-SVM). The claims of the new patent cover a process for minimizing the number of non-zero parameters of the system, then ranking the features based upon their success in correctly classifying the data.

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

Item 1A.	Risk Factors.

We previously reported that we were marketing our SVM Portfolio for non-medical applications for sale pursuant to an agreement with Patent Profit International (“PPI”), a Silicon Valley-based patent brokerage firm.  While we continue to consider our options with respect to the sale of some or all of the patents in our SVM Portfolio, our efforts remain focused on the licensing efforts described above and on revenue generation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the second and third quarters of 2009, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), we sold 7,500,000 shares of Series B Preferred Stock for $600,000 in cash.  The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, at a price of $0.08 per share (subject to adjustment) so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding derivative securities, and without the payment of additional consideration by the holder. The shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance. The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and must be held for at least six months from the time they are issued or until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or other applicable exemption applies.  The shares of Series B Preferred Stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, all investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended).  The proceeds will be used for general working capital purposes.  There were no underwriters in connection with either of these transactions, and there were no underwriting discounts or commissions.  The Company paid a finder $21,000 for identifying several of the investors.  The net proceeds from the offering is $579,000.

Item 4T.	Controls and Procedures.

As of September 30, 2009 (the “Evaluation Date”), our Chief Executive Officer and our President and General Counsel, who is also serving as our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On November 13, 2009, we filed Amended and Restated Articles of Amendment (the "Restated Amendment") with the Secretary of State of the State of Georgia to amend our Articles of Incorporation. The Restated Amendment amends the Articles of Amendment filed by the Company on March 30, 2009, which had set forth the rights and preferences of the Series B Preferred Stock, by increasing the number of shares constituting the Series B Preferred Stock to 20,625,000 and adjusting the percentage of Net Revenue subject to the Special Dividend (as each is defined in the Restated Amendment) to maintain the amount of the  Special Dividend payable to holders of the Series B Preferred Stock.  The Restated Amendment was authorized by the Board of Directors on November 12, 2009.  A copy of the Restated Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1.

On November 14, 2009, the Board of Directors appointed Scott Tobin, the Company’s President and General Counsel, to serve as the Company’s Principal Financial Officer.

Item 6.	Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1	Amended and Restated Articles of Amendment to Articles of Incorporation dated November 13, 2009.

10.1	Employment Agreement between the Company and John A. Norris, dated as of September 1, 2009. Incorporate by reference to Exhibit 10.1 to Form 8-K filed September 18, 2009.*

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: November 16, 2009	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: November 16, 2009	/s/ R. Scott Tobin
Printed Name: R. Scott Tobin
Title: President, General Counsel and Principal Financial Officer