Form 10-K
period 2009-12-31
HEALTH DISCOVERY CORP
filed 2010-03-31
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-accelerated Filer	☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2009 was approximately $14,522,495.

As of March 22, 2010, there were 210,723,486 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, and 19,402,675 shares of Series B Preferred Stock are outstanding.

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

On August 26, 2003, we acquired all of the assets of The Barnhill Group, LLC, which was owned by Stephen D. Barnhill, M.D.  Dr. Barnhill is a physician trained in laboratory medicine and clinical pathology.  He developed artificial intelligence and pattern recognition computational techniques today used in medicine, genomics, proteomics, diagnostics, drug discovery and other fields of scientific endeavor.  Following the acquisition, Dr. Barnhill became our Chief Executive Officer and Chairman of our Board of Directors.  Also, immediately following our acquisition of the assets of The Barnhill Group, LLC and the change in strategic direction of the Company, our licensing rights to the telecommunications technology previously granted by Direct Wireless Corporation were terminated and all payment obligations to Direct Wireless Corporation were terminated.

Subsequently, we amended our charter to change our name to Health Discovery Corporation (“HDC” or the “Company”) on November 6, 2003, at which time the new trading symbol (HDVY) became effective.

On December 30, 2003, we acquired the assets of Fractal Genomics, LLC, a company with patented Fractal Genomics Modeling (“FGM”) software, through the issuance of 3,825,000 common shares of the Company and the issuance of a $500,000 note payable, all of which has been paid.

On July 30, 2004, we began purchasing rights to a portfolio of 71 patents and pending patent applications, including patents on the use of Support Vector Machines, or SVMs, and other machine learning tools useful for diagnostic and drug discovery (the “SVM Portfolio”).  On May 6, 2005, we acquired the remaining interest in the SVM Portfolio from a group of unrelated third parties.

Effective September 26, 2004, we were assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”). The patent license agreement is associated with the SVM Portfolio. We agreed to pay minimum royalty fees to Lucent, which increases based on the revenue of each licensed product that is sold, leased, or put into use by the Company. The license granted will continue for the entire unexpired term of Lucent’s patents.

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

On October 9, 2007, we amended our Articles of Incorporation to set forth the rights and preferences of the Series A Preferred Stock.  All outstanding shares of Series A Preferred Stock were converted on a one-for-one basis into shares of our Common Stock, no par value (the “Common Stock”) on November 4, 2009.

On March 4, 2008, we formed two wholly owned subsidiaries, SVM Technology Inc., a Georgia corporation, and SVM Technology Inc., a Delaware corporation.  We anticipate that we will use each of these subsidiaries to expand our business model by applying SVM technology outside of scientific discovery in the healthcare arena.

On March 30, 2009, we amended our Articles of Incorporation to provide the rights and preferences of the Series B Preferred Stock, including the right to receive dividends, including special dividends, the right to vote on matters presented to holders of Common Stock, a preference right in the event of liquidation, and the right to convert the Series B Preferred Stock into Common Stock.  On November 13, 2009 we further amended and restated our Articles of Incorporation to provide for the rights and preferences of the Series B Preferred Stock as more fully described on the Amended and Restated Articles of Amendment to Articles of Incorporation attached to this Form 10-K as Exhibit 3.1(c).

Our Company Overview

HDC is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  The Company operates primarily in the emerging field of molecular diagnostics where such tools are critical to scientific discovery.  The terms artificial intelligence and machine learning are sometimes used to describe pattern recognition tools.  With our historical foundation in the molecular diagnostics field, we have made a number of important discoveries that may play a critical role in developing more personalized approaches to the diagnosis and treatment of certain diseases.  However, our SVM assets in particular, have broad applicability in many other fields.  HDC’s assets, the pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery.

HDC’s mission is to use its patents, intellectual prowess, and clinical partnerships principally to identify patterns that can advance the science of medicine, as well as to advance the effective use of our technology in other diverse business disciplines, including the high-tech, financial, and homeland security markets.

Our Company’s principal asset is its intellectual property, which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data.  Biomarkers are biological indicators or genetic expression signatures of certain disease states.  Our intellectual property is protected by more than 71 patents that have been issued or are currently pending around the world.

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

Our Principal Market

The principal healthcare market for our pattern recognition technology and biomarker discoveries is medical diagnostics, particularly the rapidly growing field of molecular diagnostics.  The market consists of two basic types of diagnostic procedures: in vitro tests performed on a patient’s fluid or tissue samples and in vivo tests performed directly on the body, including blood pressure monitoring and imaging analysis such as x-rays.  In vitro diagnostics (IVD) can be further divided into several major segments, including clinical chemistry, immunochemistry, hematology/cytometry, microbiology, and molecular diagnostics.

The IVD portion of the diagnostics market currently accounts for over $31 billion in sales worldwide.  Today, the molecular diagnostics segment represents a fraction of the IVD revenues with about $2.5 billion in sales, but it is widely considered to be the fastest growing segment, estimated at a 20-25% compounded annual growth rate, mainly in the U.S. and EU markets, versus 6-7% for IVD as a whole.  It is difficult to accurately assess the size of this segment since many countries do not have reference laboratories external to hospitals.  Areas of particular growth include infectious diseases, oncology, genetic diseases, and pharmacogenetic analyses.  Companies involved in this space include several major pharmaceutical and diversified corporations, including Roche Holdings Ltd., Abbott Laboratories, Inc., and Johnson & Johnson. Siemens AG and General Electric Company operate medical imaging segments that are expanding in diagnostics.  Other market players include large technology companies like Becton, Dickinson and Company, Beckman Coulter, Inc. and Bio-Rad Laboratories, Inc.

IVDs have been established as effective tools for all aspects of disease management, especially in areas of unmet clinical need.  Such tests have been developed for screening and prognosis as well as for applications, such as determination of genetic predisposition to disease, detection of presymptomatic disease, and prediction of individual drug response.

Molecular Diagnostics

Within the overall IVD market, the molecular diagnostics segment is expected to expand dramatically, largely attributable to advances in genomics and proteomics. Primary market drivers include the addition of new diagnostic tests in high volume testing areas coupled with the introduction of new instrumentation that provide greater ease, speed, and quality in test performance.  Given its annualized growth rate, the potential for molecular diagnostics is particularly impressive in the U.S., which represents the largest commercial market with the most favorable conditions for entry and marketing.

Borrowing from the two disciplines of genomics and proteomics, molecular diagnostics categorizes cancer and other diseases using technology such as mass spectrometry and gene chips.  Genomics is the study of all the genes in a cell or organism, and proteomics is the study of all the proteins in a cell or organism.  Molecular diagnostics determines how these genes and proteins interact in patients by focusing on patterns in different types of healthy and diseased patient cells.  Molecular diagnostics uncover these genomic and proteomic changes and capture this information as expression patterns.  Also called molecular signatures, these expression patterns improve clinicians’ ability to diagnose cancer when it is less advanced, predict which patients will respond to certain treatments, predict cancer recurrence risk, and select appropriate treatment for individual patients.

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

The molecular diagnostics industry is an increasingly powerful healthcare participant with tremendous potential.  It is characterized by a very diverse, constantly changing technology base that continuously produces new opportunities and applications.  Advances in polymerase chain reaction (“PCR”), multiplexing, sequencing and other technologies are propelling both new and old companies forward with novel capabilities. Similarly, a growing understanding of the molecular basis of cancer and other chronic diseases has awakened new realms of medicine to the possibilities of molecular diagnostic testing.

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

The molecular diagnostics market as a whole is experiencing growth, rapidly changing technology and intense competition.  New tests and new instruments to perform automated analysis continue to expand the capabilities of companies in this industry.  The identification and validation of novel genes, gene products, and biomarkers results in a potential market for diagnostic tests to identify such genes, gene products and biomarkers.  The market includes sales of reagents, instruments, and kits to clinical laboratories and research reagents that can be used by labs to develop their own in-house diagnostic tests.  It also includes testing services by those clinical labs that have developed their own products, plus diagnostics companies that operate their own branded, certified testing services.

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

Most molecular diagnostics currently on the market are primarily single-analyte tests involving the detection of a single gene or protein.  However, many disease-related processes are multifactorial, involving the abnormal expression of multiple genes or proteins.  Second-generation molecular diagnostics are anticipated to utilize novel detection technologies and multiplexing platforms to allow the measurement of a large number of analytes simultaneously.  These innovations within the industry will increasingly utilize multiplexing platforms such as DNA microarrays that perform parallel biomarker analysis.

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

From a demographic standpoint, 12% of the U.S. population was 65 years old or older in 2000. By 2030, that portion of the population is anticipated to grow to 20%, burdening the healthcare system with increased numbers of cardiovascular, neurological, and other age-related diseases.   Age-related conditions are expected to contribute to the health care market that may provide an opportunity to market greater product development and molecular tests.

Demand for diagnostics addressing the pharmacogenetic testing segment (i.e. companion diagnostics and surrogate biomarkers) are expected to drive market growth in the years ahead.  Pharmacogenetics broadly relates to the study of genetic variations and their application to drug discovery to provide personalized therapy.  Currently the second largest market sector behind diagnostics for infectious diseases, the pharmacogenetic sector of the molecular diagnostics market is projected to grow rapidly.

The Role of HDC’s Technology in Molecular Diagnostics

Our pattern recognition technology offers pharmaceutical companies a key tool as they approach drug discovery in this new era of personalized medicine.  Accordingly, our marketing efforts are focused on utilizing our technology in partnership with many of the world’s leading pharmaceutical and life-sciences companies.  Our primary commercialization strategy for our technology and discoveries is to enter into both licensing agreements and joint development opportunities that feature up-front license fees, fee-for-service development revenue, milestone payments, and royalty streams.  We believe the pharmaceutical market offers us a promising commercial opportunity for the application of our technology, as the pharmaceutical industry is characterized by costly R&D efforts to create new patent-protected products.

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

Within the drug discovery R&D process, biomarkers like ours can help pharmaceutical companies identify disease targets and pathways and validate mechanisms of drug action.  They may also serve as pharmacodynamic indicators of drug activity, drug response, and drug toxicity in clinical development.  Biomarkers may also be used to help avoid new drug failures in late stage trials.  Outside of the pharmaceutical market, the use of biomarkers can result in earlier detection of disease, and improved prognosis of therapeutic outcome.

We consistently work to influence the evolving relationship between diagnostics and monitoring patients for therapeutic outcome.  In February 2007, the FDA provided 510(k) clearance for MammoPrint, Agendia B.V.’s multi-gene expression breast cancer prognosis test.  We believe this indicates the acceptance of the field of molecular diagnostics and highlighted the growing importance of personalized medicine.  In particular, the advent of molecular diagnostics has led to the possibility of a completely new paradigm in the care of patients suffering from cancer and other diseases.

Current diagnostic tools, such as blood marker-based immunoassays, imaging techniques, and biopsy analyses, provide valuable information and have played an important role in the successful treatment of cancer patients, but are not without limitations. We believe there is a market for advanced diagnostic and prognostic tests that can provide meaningful information, screen for cancer, detect early recurrence, and monitor progression and therapeutic response in real time.  HDC’s pattern recognition technology can play a critical role in the development of these tests because an advanced pattern recognition technique such as SVM technology is required for this type of discovery.

Working with recognized diagnostic and pharmaceutical partners, our goal is to develop a product line of newly discovered biomarker signatures and pathways that can be found in human genes and genetic variations, as well as gene, protein and metabolite expression differences.  In addition, we market our expertise in the design of clinical trials for companion diagnostics to substantiate the clinical validity and commercial utility of those biomarkers.  We also market the potent combination of our intellectual property and intellectual prowess to our prospective collaborative partners.  As inventors of the SVM technology, our world renowned mathematicians offer these companies the strongest possible development team for their drug discovery, diagnostic test or other applications.

Our Technologies and Discoveries

HDC owns a patent portfolio of machine learning technology, including certain pioneer patents on SVM.  We also consult with many of the physicians, clinical specialists and mathematicians responsible for developing and filing the pioneer neural network and SVM patents for the analysis of clinical data.

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

Since their introduction in 1992, SVMs marked the beginning of a new era in the learning from examples paradigm in artificial intelligence. Rooted in the Statistical Learning Theory developed by Professor Vladimir Vapnik, a member of HDC’s Scientific Advisory Board, SVMs quickly gained attention from the math and science communities due to a number of theoretical and computational merits.  This development advanced a new framework for modeling learning algorithms.  Within this framework, the fields of machine learning and statistics were merged, introducing powerful algorithms designed to handle the difficulties of prior computational techniques.

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

Recursive Feature Elimination - Support Vector Machine Overview

Recursive Feature Elimination (RFE-SVM) is an application of SVM that was created by HDC’s Chief Executive Officer and members of its Scientific Advisory Board to find discriminate relationships within clinical datasets, as well as within gene expression and proteomic datasets created from micro-arrays of tumor versus normal tissues. In general, SVMs identify patterns – for instance, a biomarker/genetic expression signature of a disease.  The RFE-SVM utilizes this pattern recognition capability to identify and rank order the data points that contribute most to the desired results.  The Company believes that its four RFE-SVM patents are currently the only RFE patents issued in the world.

Using RFE-SVM, we have been able to access information in micro-array datasets that the most advanced bioinformatics techniques missed. In one micro-array experiment, RFE-SVMs were able to filter irrelevant tissue-specific genes from those related to the malignancy. RFE-SVM has also been used to determine gene expression patterns that correlate to the severity of a disease, not just its existence.  It has been shown to improve both diagnosis and prognosis by providing physicians with an enhanced decision tool.  HDC’s scientists believe that these analytic methods are effective for finding genes and proteins implicated in several cancers, as well as in assisting with the pharmacogenetic and toxicological profiling of patients.  The RFE-SVM method is also capable of finding those specific genes and proteins that are unhindered by ever-increasing patent protection.

Fractal Genomic Modeling Overview

On September 30, 2003, we acquired the assets of Fractal Genomics, LLC, a company with patented FGM software.  The fractal technology is used to find discriminate relationships within clinical datasets as well as within gene expression datasets created from micro-arrays of disease versus normal tissues.

The Fractal Genomic Modeling (“FGM”) data analysis technique has been shown to improve the mapping of genetic pathways involved in the diagnosis and prevention of certain diseases. HDC scientists believe that these analytic methods are effective for finding genes implicated in several cancers, HIV infection, lymphedema, Down’s syndrome, and a host of other diseases, as well as the pharmacogenetic profiling of patients.

FGM technology is designed to study complex networks. A complex network can be made up of genes inside a living organism, web pages on the Internet, stocks within a financial market, or any group of objects or processes that appear to be connected together in some intricate way. FGM uses a new approach toward modeling network behavior to rapidly generate diagrams and software simulations that facilitate prediction and analysis of whatever process is the particular object of study. Two important concepts behind FGM technology are the notions of scale-free networks and self-similarity.

Our Scientific Advisory Board

Our Scientific Advisory Board is comprised of scientists with vast experience in the fields of mathematics and medicine.  The members of the Scientific Advisory Board are Kary Mullis, Ph.D., winner of the Nobel Prize for Chemistry for discovering PCR (1993), Vladmir Vapnik, Ph.D., creator of SVMs and winner of the Humboldt Research Award, Isabelle Guyon, Ph.D., co-inventor of the first patent for SVMs, Nitesh Chawla, Ph.D., Assistant Professor in the Department of Computer Science and Engineering and Co-Director of the Interdisciplinary Center for Network Science and Applications at the University of Notre Dame, Ramananda K. Madyastha, M.D., Ph.D, recipient of the Raja Ravi Sher Singh of Kalsia Memorial Cancer Research Prize for outstanding contributions in the field of cancer research,  and Bernhard Scholköpf, Ph.D., director at the Max Plank Institute for Biological Cybernetics in Tubingen, Germany and an elected member of the Max Plank Society.

Our Scientific Achievements

Our Chief Executive Officer and members of our Scientific Advisory Board are experienced in the design, analysis and application of machine learning technology, having invented many of the concepts and methodologies used to exploit domain knowledge.  In addition, through pattern recognition, our Chief Executive Officer and members of our Scientific Advisory Board have identified and patent-protected biomarkers as possible treatment advances for several diseases, including Benign Prostatic Hyperplasia (BPH), prostate cancer, leukemia, colon cancer and breast cancer.

Benign Prostatic Hyperplasia (BPH)

HDC has identified and patent-protected a subset of genes that separates benign prostatic hyperplasia (BPH) from prostate cancer with a high degree of accuracy.  This same set of genes also separated BPH from normal tissue patterns, indicating that BPH is a disease with molecular characteristics of its own.  This discovery could be used to develop a new non-invasive diagnostic test for BPH, which does not currently exist, as well as a completely new type of therapy for patients with this disease.  This patent-protected gene set was developed in association with an international pharmaceutical company to be used as a surrogate biomarker for their clinical trial evaluating a new BPH drug.

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

Prostate Cancer

HDC has identified, patent-protected and recently licensed a genetic biomarker signature that identifies clinically significant high grade prostate cancer cells based on analysis of tissue samples.  Upon the achievement of successful validation, the Company’s test may be used to analyze patients with elevated PSA or abnormal rectal exams, with negative biopsy results to determine if there is genomic evidence of grade three or higher cancer cells present in biopsy tissue, indicating the presence of a cancer potentially missed by the biopsy.  In 2008 we, Clarient, Inc. and an internationally renowned US academic cancer center successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test.  We were very pleased with the results of the clinical trial and our results were recently published in the respected peer-reviewed journal Uro Today International, and based on these results, the tissue-based prostate cancer test was made commercially available at Clarient. For additional developments on the prostate cancer test, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, Operational Activities.

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

Leukemia

HDC has identified and patent-protected a set of leukemia genes that can separate ALL-T-cell leukemia from ALL-B-cell leukemia with a high degree of accuracy.  The Company collaborated with a prominent cancer research hospital to analyze a gene expression database to identify new biomarkers and pathways involved in leukemia.  The Company intends to further validate this finding in anticipation of developing a molecular diagnostic product for commercialization.  The Company hopes to complete validation of its test for leukemia in 2010.

Leukemia is a type of cancer that originates in the bone marrow. The accumulation of malignant cells interferes with the body’s production of healthy blood cells and makes the body unable to protect itself against infections. The National Cancer Institute (NCI) estimates that more than 44,000 new cases will be diagnosed in the U.S. in 2008, with almost 22,000 deaths.

Colon Cancer

HDC has identified and patent-protected colon cancer-specific biomarkers that can be used in the development of diagnostic assays for cancer detection, disease discrimination, and even a potential vaccine.  The aim of this early biomarker discovery project was to define the gene expression patterns associated with colon cancer.  Our RFE-SVM served as an effective tool for sifting through the voluminous data of thousands of measurements to highlight only those genes that optimally contributed to the study focus.  The Company is currently validating these findings with tissues from St. Vincent’s Medical Center in New York City in anticipation of developing a molecular diagnostic product for commercialization in the near future.

In the United States, colorectal cancer is the third most common cancer in men and women. The National Cancer Institute (NCI) estimates that more than 108,000 new cases of colon and rectal cancer will be diagnosed in the U.S. in 2008, with nearly 50,000 deaths.

Breast Cancer

HDC licensed its two breast cancer diagnostic technologies (MammoSIGHT, for detecting malignancy in mammograms and MetastaSIGHT, for identifying circulating tumor cells in the blood) to Smart Personalized Medicine, LLC pursuant to an amended license agreement in exchange for a 20% ownership position in Smart Personalized Medicine, LLC and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test other than by Quest Diagnostics Incorporated.  The detection component of these technologies finds the areas of particular interest in the image and separates these objects from the background.  The feature extraction component formulates numerical values relevant to the classification task from the segmented objects.  HDC’s patented technology can be used within all diagnostic imaging radiology techniques, including PET scans, CT scans, and MRIs.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operational Activities for additional information regarding recent developments with Smart Personalized Medicine and Quest.

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

Detecting malignancy in mammograms can be very difficult. Individual mammograms are unique and there can be great variation within “normal” images.  Unlike CT scans and MRIs, mammograms are not cross-sectional images.  Basically, a mammogram produces a two-dimensional picture of a three-dimensional object.  The projection from 3D to 2D and the resulting overlaps on the images may interfere with the recognition of the distinguishing features, which are often very subtle.  The rules for differentiating the benign and malignant cases are vague and not easily formulated.

One way to reduce reading errors is to have two radiologists read the same mammograms independently. However, in most health care systems, it is not feasible to implement such a two-radiologist reading process.  A computer-assisted detection (CAD) system serving as a second reader is therefore an attractive option, and CAD is currently reimbursed by both insurance companies and Medicare.

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

Even with today’s best treatment when the cancer is forced into remission, metastasis will not necessarily leave the body. Metastasis cannot be eliminated by surgery. Often, malignant cells circulate in the blood before detection by clinical examination.  MetastaSIGHT uses an SVM-based approach to introduce new cellular imaging technology that identifies circulating tumor cells in the blood.  By identifying circulating tumor cells, patients and their doctors can take proactive measures to address therapeutic decisions.

HIV/AIDS

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

Employees

On December 31, 2009, we had 6 full time employees.

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

Governmental Regulation

Our business plan involves Biomarker Discovery in the field of molecular diagnostics.  This early discovery process does not involve any governmental regulations or approvals.  If we are successful in licensing our discoveries to other companies, FDA approvals may be required before the ultimate product may be sold to consumers.  Our current plan is to require the companies licensing our discoveries or technologies to be responsible for the costs involved in such approvals.  If we are not successful in licensing these discoveries on these terms or choose to take these discoveries to market ourselves, we may then be subject to applicable FDA regulations and would then bear the costs of such approvals.

We know of no governmental regulations that will materially affect the Company’s current operations or products.

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM Portfolio” that currently consists of thirty-eight patents which were or have since issued as well as thirty-one other patent applications that are pending in the U.S. and elsewhere in the world.  The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original SVM Portfolio, HDC are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,427,141	Enhancing Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,383,237	Computer-Aided Image Analysis	11/04/2019

U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

U.S. Patent No. 7,542,947	Data Mining Platform for Bioinformatics and Other Knowledge Discovery	08/07/2020

U.S. Patent No. 7,542,959	Feature Selection Using Support Vector Machine Classifier	05/01/2019

U.S. Patent No. 7,617,163	Kernels and Kernel Methods for Spectral Data	11/09/2021

U.S. Patent No. 7,624,074	Methods for Feature Selection in a Learning Machine	08/07/2020

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Indian Patent No. 212978	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Australian Patent No. 780050	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Chinese Patent No. ZL00808062.3	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

German Patent No. DE60024452.0-08	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Indian Patent No. 223409	Enhancing Knowledge Discovery for Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Israeli Patent No. 146705	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Patent/Application No.	Title	Expiration Date

Norwegian Patent No. 319,838	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

South Korean Patent No. 724104	Enhancing Knowledge Discovery from Data Sets Using Multiple Support Vector Machines	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

European Patent No. 1356421	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Australian Patent No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 4138486	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Application No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Publication No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Hong Kong Application No. 011065063	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Canadian Application No. 2,371,240	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Japanese Application No. 2000-620577	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Canadian Application No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

European Publication No. 1236173	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Application No. 2001-534088	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

U.S. Patent Publication No. 2005/0165556	Colon Cancer-Specific Markers	05/01/2019

U.S. Application No. 11/926,129	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

European Publication No. 1828917	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	11/14/2025

Canadian Application No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Publication No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

U.S. Application No. 11/929,354	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

Patent/Application No.	Title	Expiration Date

Canadian Application No. 2,435,290	Computer Aided Image Analysis	01/23/2022

U.S. Application No. 11/929,522	Model Selection for Cluster Data Analysis	05/17/2022

U.S. Patent Publication No. 2008/0097938	Data Mining Platform for Knowledge Discovery from Heterogeneous Data Types and/or Heterogeneous Data Sources	08/07/2020

U.S. Patent Publication No. 2005/0228591	Kernels and Kernel Methods for Spectral Data	08/07/2020

U.S. Patent Publication No. 2008/0097940	Kernels and Kernel Methods for Spectral Data	08/07/2020

U.S. Patent Publication No. 2008/0233576	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

European Publication No. 1449108	Pre-Processed Feature Ranking for a Support Vector Machine	11/07/2022

U.S. Patent Publication No. 2008/0050836	Biomarkers for Screening, Predicting, and Monitoring Benign Prostate Hyperplasia	01/24/2022

European Publication No. 1828917	Biomarkers for Screening, Predicting and Monitoring Prostate Disease	11/14/2025

U.S. Patent Publication No. 2009/0215024	Biomarkers Upregulated in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0286240	Biomarkers Overexpressed in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0305257	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0215058	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0226915	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

WIPO Application No. PCT/US09/66873	Methods of Screening, Predicting and Monitoring Prostate Cancer	12/04/2029

U.S. Patent Publication No. 2009/0204557	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

WIPO Publication No. WO 2009/100410	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Application No. 61/289,372	Remote Melanoma Diagnosis Using a Smart Phone	12/22/2010

HDC also owns intellectual property rights in U.S. and foreign patents and pending patent applications covering the FGM technology.  The FGM portfolio includes three issued patents, which are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,920,451	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

U.S. Patent No. 7,366,719	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets	01/19/2021

European Patent No. 1252588	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

Our Competition

HDC conducts its business principally in the diagnostics industry in the field of Biomarker Discovery and image analysis.  The diagnostics industry is highly fragmented, competitive and evolving. There is intense competition among countless healthcare, biotechnology and diagnostics companies attempting to discover potential new diagnostic products.  These companies may:

●	develop new diagnostic products before we or our collaborators;

●	develop diagnostic products that are more effective or cost-effective than those developed by us or our collaborators; or

●	obtain patent protection or other intellectual property rights that would limit the ability to develop and commercialize, or a customers’ ability to use, our or our collaborators’ diagnostic products.

The Company competes with companies in the United States and abroad that are engaged in the development and commercialization of diagnostic tests that utilize biomarker discovery and CAD image analysis techniques. These companies may develop products that are competitive with and/or perform the same or similar to the products offered by us or our collaborators. Also, clinical laboratories may offer testing services that are competitive with the products sold by us or our collaborators. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by us or our collaborators because the testing services are not subject to the same clinical validation requirements that are applicable to FDA-cleared or approved diagnostic test kits.

While a number of companies perform biomarker discovery, we believe that our SVM and FGM technologies give us a distinct advantage over competing technologies.  Neither classical statistical analysis nor neural networks (the competing technologies) can effectively handle the large amounts of inputs necessary to produce fully validated biomarkers like the Company’s technology.

Customers and Licensees

We have produced sales, licensing, and developmental revenue since 2005 through agreements with a few customers and licensees.  We have a strategic alliance and licensing agreement for commercialization of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  In July 2008, we entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers.  However, in the first quarter of 2010, due to a shift in strategic direction involving the third party, we mutually terminated the license in February 2010, and are exploring other options to develop and commercialize such tests.  In August 2008, we licensed the use of our SVM technology to a third party to work to develop a superior breast cancer prognostic test.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding these licensing activities.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Subsequent Events for additional operational activities since December 31, 2009.

Research and Development

Our past Research and Development costs have been minimal due to the unique relationships we have maintained with the members of our Scientific Advisory Board and their institutions.  Our total R&D costs have consisted mainly of the consultant fees paid to Dr. Stamey, Dr. Vapnik, and Dr. Guyon.  These fees consisted of $13,697 for 2009 and $14,160 for 2008.

ITEM 1A.  RISK FACTORS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, all statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including but not limited to statements regarding the successful implementation of our services, business strategies and measures to implement such strategies, competitive strengths, expansion and growth of our business and operations, references to future success, the ability of the Company to utilize its SVM and FGM assets and other intellectual property to identify biomarkers which can be used in diagnostic tests, the ability to enter into agreements with strategic partners for the development and commercialization of diagnostic tests, the ability of the Company to develop a product line, the ability to achieve profitability, about anticipated size of the market for diagnostic tests, the capabilities of molecular diagnostic tests, regarding working with our collaborators resulting in revenue for the Company, the sufficiency of our liquidity and capital resources, and other such matters.  All such statements are forward-looking statements and are based on the beliefs of, assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may involve uncertainties and other factors that may cause the actual results and performance of our company to be materially different from future results or performance expressed or implied by such statements.

The cautionary statements set forth in this “Risk Factors” section and elsewhere in this annual report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Among others, factors that could adversely affect actual results and performance include failure to successfully develop a profitable business, delays in identifying and enrolling customers, the inability to retain a significant number of customers, effectiveness and execution of licensing efforts, our ability to employ and retain key employees and experienced scientists, our access to tissue samples, loss of the ability to use certain patent rights, the inability to continue to protect our proprietary information, competitive conditions, our ability to remain competitive in a rapidly changing technological environment, acceptance of our products by the market, volatility in U.S. and global stock markets generally and in our stock price specifically, potential shareholder claims which could result in substantial dilution to our shareholders, economic conditions generally, the effect of current difficulties in the credit markets on our business, factors beyond our control, including, but not limited to, catastrophes (both natural and man-made), earthquakes, floods, fires, explosions, acts or terrorism or war, and the risks identified elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.  All forward looking statements and cautionary statements included in this document are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

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

We may incur future losses, and we may never achieve or sustain profitability.

While we expect to continue to maintain a positive cash balance during 2010,our expenses are expected to exceed our income until we successfully complete transactions resulting in significant revenue.  Accordingly, our capital will be decreased to pay these operating expenses.  If we ever become profitable, of which there is no assurance that we can, from time to time our operating expenses could exceed our income and thus our capital will be decreased to pay these operating expenses.  We cannot assure you that we will ever achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our business is difficult to evaluate because we have a limited history of operations.

Since reorganizing in 2003, our focus and our business model have been continually evolving.  Accordingly, we have a history of operations in which there is limited information to identify any historical pattern. Even if we could discern such a pattern, the rapidly evolving nature of the biotechnology and pharmaceutical industries would make it very difficult to identify any meaningful information in such a short history.  Therefore, it is also difficult to make any projections about the future of our operations.  This difficulty may result in our shares trading below or above their value.

We may need additional financing.

During 2009, we raised additional capital in the amount of $1,490,015 through the issuance of Series B Preferred Stock and received proceeds from the exercise of previously issued warrants to purchase our Common Stock of $2,450,430.  In addition, since January 1, 2010, we have received an additional $3,039,522 from the exercise of previously issued warrants to acquire our Common Stock.  If we are unable to generate sufficient revenue, additional proceeds may be required to finance our activities. We cannot assure prospective investors that we will not need to raise additional capital or that we would be able to raise sufficient additional capital on favorable terms, if at all.  There can be no assurance that additional financing will be available, if required, on terms acceptable to us.  If we fail to raise sufficient funds or do not increase our revenues from licensing our technology or performing services, we may have to cease operations or materially curtail our business operations. If we raise additional capital by issuing equity securities, our stockholders may experience dilution. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

A significant portion of our net revenues will be paid as either a Special Dividend to the holders of the Series B Preferred Stock or to our senior management in bonuses.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock (the “Series B Preferred Stock”) remain outstanding, the Company must  pay the holders of the Series B Preferred Stock a special dividend (the “Special Dividend”) equal to 15% of Company “Net Revenue.”  Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC, but will not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the issuance of the Series B Preferred Stock, the Company may satisfy the Special Dividend in its entirety if the aggregate payments made to the Series B Holders is equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Special Dividend to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. The shares of our Series B Preferred Stock also accrue dividends at the rate of $0.008 per year (as adjusted for changes in our capitalization), which must be paid by the fifth anniversary of the issuance of such shares either by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Further, pursuant to the terms of the employment agreement with our Chief Executive Officer, a cash bonus (subject to an annual cap specified in the employment agreement) of 10% of the Company’s Net Revenue received through August 15, 2010, will be paid as cash bonuses to our Chief Executive Officer.  Additionally, the Company may pay additional bonuses out of such revenue to other senior management.  See Item 5. - Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for further information on the terms of the Series B Preferred Stock.  The payment of the Special Dividend and any bonuses to management will reduce the amount of cash able to be used to fund our operations, to pay dividends to holders of our Common Stock and to otherwise distribute to holders of our Common Stock upon a sale or liquidation.

A private placement investor has demanded additional shares of Company Common Stock and if the investor brings suit against the Company and prevails, it would require the Company to expend substantial resources and could cause substantial dilution to existing shareholders.

The Company has received letters from an investor in the Company’s 2007 private placement (“2007 Private Placement”), claiming (a) that  certain rights to receive additional common stock of the Company for no additional consideration have been triggered by certain actions of the Company, (b) breaches of its contractual rights to approve certain issuances of derivative securities, (c) breaches of other covenants made by the Company in the 2007 Private Placement, (d) the Company had violated its SEC disclosure obligations, and (e) various breaches by the members of the Board of Directors of their fiduciary duties.  The Company denies the allegations and intends to vigorously defend these claims.  However, due to the uncertainties inherent in litigation, we cannot predict the outcome of this matter if the investor brings suit against the Company.  Such a lawsuit would be time consuming, distract our management from the business of the Company and result in substantial expenditures to defend the claim, each of which could have a material adverse impact on our business, financial condition and results of operations.  Moreover, if we are unsuccessful in defending against the claims, the Company may be required, among other things, to issue approximately 146,664,375 shares to such investor, and, if all of the other investors in the 2007 Private Placement sought the same remedy, the Company may be required to issue approximately 1,099,494,872 shares in the aggregate.  Issuing any significant portion of such shares of Common Stock would cause substantial dilution to existing shareholders.

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

Our operating results may vary from period to period due to numerous factors, many of which are outside our control, including the number, timing and acceptance of our services. Factors that may cause our results to vary by period include:

■	payments of milestones, license fees or research payments under the terms of our increasing number of external alliances;

■	changes in the demand for our products and services;

■	the nature, pricing and timing of products and services provided to our collaborators;

■	acquisition, licensing and other costs related to the expansion of our operations;

■	reduced capital investment for extended periods;

■	losses and expenses related to our investments in joint ventures and businesses;

■	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information; and

■	changes in intellectual property laws that affect our rights in genetic information that we sell and license.

Advisory and personnel costs, marketing programs and overhead account for a substantial portion of our operating expenses. Some of these expenses cannot be adjusted quickly in the short term.  If revenues of the business decline or do not grow as anticipated, we may not be able to reduce our operating expenses accordingly.  Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular period.

Because we do not intend to pay dividends on our Common Stock, holders of our Common Stock  will benefit from an investment in our Company only if it appreciates in value.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain the Company’s future earnings, if any, to finance the expansion of the Company’s business and do not expect to pay any cash dividends in the foreseeable future.  As a result, the success of an investment in our Common Stock will depend entirely upon any future appreciation. There is no guarantee that our Common Stock will appreciate in value or even maintain the price at which its investors purchased their shares.

Our stock price has been, and is likely to continue to be, highly volatile.

Our stock price has, since September 1, 2003, traded as high as $0.60 and as low as $0.03.  Our stock price could fluctuate significantly due to a number of factors beyond our control, including:

■	variations in our actual or anticipated operating results;

■	sales of substantial amounts of our stock;

■	announcements about us or about our competitors, including technological innovation or new products or services;

■	litigation and other developments related to our patents or other proprietary rights or those of our competitors;

■	litigation and other developments related to (a) our patents or other proprietary rights or those of our competitors and (b) claims made by certain shareholders;

■	conditions in the life sciences, pharmaceuticals or genomics industries; and

■	governmental regulation and legislation.

In addition, the stock market in general, and the market for life sciences and technology companies in particular, have experienced extreme price and volume fluctuations historically. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our Common Stock, regardless of our actual operating performance.

In the past, companies that have experienced volatility in the market prices of their stock have been the objects of securities class action litigation. If we became the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could affect our profitability.

Our approach of incorporating ideas and methods from mathematics, computer science and physics into the disciplines of biology, organic chemistry and medicine is relatively new and may not be accepted by our potential customers or collaborators.

We intend to create a fully integrated biomarker discovery company to provide pharmaceutical and diagnostic companies worldwide with new, clinically relevant and economically significant biomarkers.  Our potential customers and collaborators may be reluctant to accept our new, unproven technologies, and our customers may prefer to use traditional services. In addition, our approach may prove to be ineffective or not as effective as other methods.  For example, our products and technologies may prove to be ineffective if, for instance, they fail to account for the complexity of the life processes that we are now attempting to model.  If our customers or collaborators do not accept our products or technologies and/or if our technologies prove to be ineffective, our business may fail or we may never become profitable.

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

Our SVM Portfolio utilizes technology that may be covered by an earlier-issued patent, and if we lose the rights to use that patent, our ability to exploit certain aspects of our SVM technology will be impaired.

Our SVM Portfolio utilizes technology that may be covered by the original hyperplane patent (Pat. No. 5,649,068) invented by members of our Scientific Advisory Board and owned by Lucent Technologies, Inc. GRL Corp. (“Lucent”).  We have obtained an assignment of a pre-existing patent license from Lucent. If Lucent were to terminate the license, it is possible that we would not be able to use portions of the SVM technology.

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

We face intense competition, and if we are unable to compete successfully we may never achieve profitability.

The markets for our products and services are very competitive, and we expect our competition to increase in the future.  Although we have not identified specific companies that provides the full suite of services that we do, we compete with entities in the U.S. and worldwide that provide products and services for the analysis of genomic information and information relating to the study of proteins (proteomic information) or that commercializes novel genes and proteins.  These include genomics, pharmaceutical and biotechnology companies, academic and research institutions and government and other publicly funded agencies.  We may not be able to successfully compete with current and future competitors.  Many of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do.  This may allow these competitors to discover or to develop products in advance of us or of our customers.

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

We anticipate that if we experience a period of growth in our customer base and market opportunities, a period of significant expansion of the Company will be required. This expansion will place a significant strain on our management, operational and financial resources. To manage future growth of our operations, if any, we will be required to improve existing and implement new operational systems, procedures and controls, and to expand, train and manage our employee base. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage the required personnel or that we will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

If our business does not keep up with rapid technological change or continue to introduce new products, we may be unable to maintain market share or recover investments in our technologies.

Technologies in the biomarker industry have undergone, and are expected to continue to undergo, rapid and significant change. We may not be able to keep pace with the rapid rate of change and introduce new products that will adequately meet the requirements of the marketplace or achieve market acceptance. If we fail to introduce new and innovative products, we could lose market share to our competitors, limit our growth and damage our reputation and business.

The future success of our business will depend in large part on our ability to maintain a competitive position with respect to these technologies. We believe that successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product and are reluctant to switch to a competing product after making their initial selection. However, our business or others may make rapid technological developments, which could result in our technologies, products or services becoming obsolete before we are able to recover the expenses incurred to develop them.

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

We may not be able to find business partners to develop and commercialize product candidates derived from our discovery activities.

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

Our dependence on licensing and other collaboration agreements makes us heavily dependent on our collaborators.

We may not be able to enter into licensing or other collaboration agreements on terms favorable to us.  Even if we do enter into an acceptable agreement, collaborators typically may be afforded significant discretion in electing whether to pursue any of the planned activities.  In most cases, our collaborators will have responsibility for formulating and implementing key strategic or operational plans. Decisions by our collaborators on these key plans, which may include development, clinical, regulatory, marketing (including pricing), inventory management and other issues, may prevent successful commercialization of the product or otherwise affect our profitability.

In addition, we may not be able to control the amount and timing of resources our collaborators devote to the product candidates, and collaborators may not perform their obligations as expected. Additionally, business combinations or changes in a collaborator’s business strategy may negatively affect its willingness or ability to complete its obligations under the arrangement with us.  Furthermore, our rights in any intellectual property or products that may result from our collaborations may depend on additional investment of money that we may not be able or willing to make.

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

Our business is highly dependent upon the continued services of our Chief Executive Officer, Board of Directors, and Scientific Advisory Board.  While certain members of our senior management are parties to employment or consulting agreements and non-competition and non-disclosure agreements, we cannot assure you that these key personnel and others will not leave us or compete with us, which could materially harm our financial results and our ability to compete.  The loss, incapacity or unavailability for any reason of any of these individuals could have a material adverse effect upon our business, as well as our relationships with our potential customers.  We do not carry key person life insurance on any member of our senior management.  Furthermore, competition for highly qualified personnel in our industry and geographic locations is intense.  Our business would be seriously harmed if we were unable to retain our key employees, or to attract, integrate or retain other highly qualified personnel in the future.

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

In addition, we have applied for patents covering some aspects of some of our technologies and biomarker subsets of genes and proteins we have discovered using these technologies.  We plan to continue to apply for patents covering parts of our technologies and discoveries as we deem appropriate, but cannot assure you that we will be able to obtain any patents or that the patents will be upheld if challenged.  The patent positions of biotechnology related companies are generally uncertain and involve complex legal and factual questions.  Legislative changes and/or changes in the examination guidelines of governmental patents offices may negatively affect our ability to obtain patent protection for certain aspects of our intellectual property, especially with respect to genetic discoveries, and may negatively impact the enforceability of one or more of our patents. In contrast to recent court decisions invalidating claims directed to individual human genes and proteins, our focus has been directed to identifying relationships between small groups of genes and proteins that are useful for diagnosing, treating and prognosing diseases and other conditions.

Our success depends in large part on our ability to patent our discoveries.

Our success depends, in large part, on our ability to obtain patents on biomarkers and pathways that we have discovered and are attempting to commercialize.  We face intense competition from other biotechnology and pharmaceutical companies. These include customers who use our products and technologies and are pursuing patent protection for discoveries, which may be similar or identical to our discoveries.  We cannot assure you that other parties have not sought patent protection relating to the biomarkers and pathways that we discovered or may discover in the future.  Our patent applications may conflict with prior applications of third parties or with prior publications.  They may not result in issued patents and, even if issued, our patents could be invalidated or may not be sufficiently broad to provide us with any competitive advantages.  U.S. and other patent applications ordinarily remain confidential for 18 months from the date of filing.  As a result, patent applications that we file which we believe are novel at the time of filing may be determined at a later stage to be inconsistent with earlier applications.  Additionally, the scope of patents we receive may not provide us with adequate protection of our intellectual property, which would harm our competitive position.  Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to the business.  The issuance of a patent is not conclusive as to its validity or its enforceability.  Federal courts may invalidate these patents or find them unenforceable.  Competitors may also be able to design around our patents.  If we are unable to protect our patented technologies, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies. Any of these events could materially harm our business or financial results.

Litigation or other proceedings or third party claims of intellectual property infringement could prevent us, or our customers or collaborators, from using our discoveries or require us to spend time and money to modify our operations.

The technology that we use to develop our products, and the technology that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in other genomic-related businesses.  If we infringe patents or proprietary rights of third parties, or breach licenses that we have entered into with regard to our technologies and products, we could experience serious harm. If litigation is commenced against us alleging intellectual property rights infringement or if we initiate a lawsuit to assert claims of infringement, protect or trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others, we may incur significant costs in litigating, whether or not we prevail in such litigation.  Regardless of the outcome, litigation can be very costly.  These costs would also include diversion of management and technical personnel to defend us against third parties or to enforce our patents (once issued) or other rights against others.  In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could prevent us from being able to further develop or commercialize.  Further, these lawsuits could result in the invalidation or limitation of the scope of our patents or the forfeiture of the rights associated with these patents.  This could also result in the award of substantial damages against us.  In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties.  If we are not able to obtain these licenses at a reasonable cost, if at all, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products, all of which could negatively impact our business, financial condition or results of operations.  Moreover, during the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our Common Stock to decline.

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

If opportunities arise, we may consider making acquisitions of or investments in businesses, technologies, services or products.  These activities may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that may have a material adverse effect on the operating results of our business.  Moreover, even if we acquire complementary businesses or technologies, we may be unable to successfully integrate any additional personnel, operations or acquired technologies into our business.

Difficulties in integrating an acquired business or managing an investment could disrupt our business, distract our management and employees and increase our expenses.  Future acquisitions could expose us to unforeseen liabilities and result in significant charges relating to intangible assets.  Sizable acquisitions or investments may also divert senior management from focusing on our existing business plan.  Finally, if we make acquisitions using convertible debt or equity securities, existing stockholders may be diluted, which could affect the market price of our stock.

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

We may be held liable if any product that is made with the use, or incorporation of, any of our technologies or data causes harm or is found otherwise unsuitable.  These risks are inherent in the development of genomics, functional genomics and pharmaceutical products.  If we are sued for any harm or injury caused by products derived from our services or products, our liability could exceed our total assets.  In addition, such claims could cause us to incur substantial costs, divert management’s attention from executing the Company’s business plan and subject us to negative publicity even if we prevail in our defense of such claims.

Our business and the products developed by our collaborators may be subject to governmental regulation.

New therapeutic or diagnostic products that may be developed by our collaborators will have to undergo a lengthy and expensive regulatory review process in the United States and other countries before it can be marketed.  It may be several years, or longer, before any therapy or diagnostic product that is developed by using our technologies, will be sold or will provide us with any revenues.  This may delay or prevent us from becoming profitable.  Changes in policies of regulatory bodies in the United States and in other countries could increase the delay for each new therapy and diagnostic products.

Even if regulatory approval is obtained, a product on the market and its manufacturer are subject to continuing review.  Discovery of previously unknown problems with a product may result in withdrawal of the product from the market.

Although we intend to become involved in the clinical phases in the future, we still expect to rely mainly on collaborators of our discovery activities to file regulatory approval applications and generally direct the regulatory review process.  We cannot be certain whether they will be able to obtain marketing clearance for any product that may be developed on a timely basis, if at all.  If they fail to obtain required governmental clearances, it will prevent them from marketing therapeutic or diagnostic products until clearance can be obtained, if at all.  This will in turn reduce our chances of receiving various forms of payments, including those relating to sales of marketed therapeutic or diagnostic products by them.

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

ITEM 2. PROPERTIES

We do not own any real property.  We lease 908 square feet of office space in Savannah, Georgia, pursuant to a three year lease dated July 1, 2007. We currently pay base rent in the amount of $1,741 per month. Our principal executive office is located at 2 East Bryan Street, Suite #601, Savannah, Georgia 31401, and our telephone number is (912) 443-1987.  Our principal executive office is well maintained and suitable for the business conducted in it.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. RESERVED

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

	High	Low

First Quarter 2008	$0.08	$0.03
Second Quarter 2008	$0.08	$0.03
Third Quarter 2008	$0.09	$0.03
Fourth Quarter 2008	$0.07	$0.04

First Quarter 2009	$0.09	$0.04
Second Quarter 2009	$0.08	$0.03
Third Quarter 2009	$0.13	$0.03
Fourth Quarter 2009	$0.40	$0.09

At March 22, 2010, there were approximately 319 holders of record of our Common Stock.

We have not paid any cash dividends on shares of our Common Stock since inception, and we do not anticipate paying any in the foreseeable future.  We intend to retain future earnings, if any, after the payment of the Series B Special Dividend described below to support the development and growth of our business.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

The Series B Preferred Stock accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) either by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company also pays the holders of the Series B Preferred Stock a special dividend (the “Special Dividend”) equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding.  Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), but shall not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the Special Dividend in its entirety if the aggregate payments made to the Series B Holders is equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Special Dividend to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. On March 26, 2010, in accordance with the rights of the holders of the Series B Preferred Stock to receive Special Dividends, we paid an aggregate amount of $202.25 to the Series B holders whose subscriptions for shares of Series B Preferred Stock had been accepted by the Company as of October 23, 2009.

Under the Georgia Business Corporation Act, a company is prohibited from paying a dividend on any share of its Capital Stock if, after giving effect to that dividend, either the company would not be able to pay its debts as they become due in the usual course of business or the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividends.  The Company has had limited revenue since inception, has incurred recurring losses from operations, and has had to continually seek additional capital investment in order to fund operations.  Accordingly, depending on the Company’s financial condition, it may not be able to pay any dividends on any shares of its Capital Stock.  For further discussion of the Company’s liquidity and capital resources, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth the equity securities of the Company which are authorized for issuance to employees, directors and consultants in consideration for services as of December 31, 2009:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	0	0
Equity compensation plans not approved by security holders	16,500,000	$0.09
Total	16,500,000	$0.09

Private Placements

In 2007, the Company issued 51,538,822 shares of restricted Common Stock in return for $2.55 million in cash and the conversion of approximately $1.6 million in debt.  Proceeds from the private placement were used for general working capital purposes.  Each purchaser of Common Stock also received one warrant to acquire an equal number of shares at $0.14 (the “Tranche 1 Warrants”) and one warrant to acquire an equal number of shares at $0.19 (the “Tranche 2 Warrants”).  As a result of the Company’s Common Stock achieving minimum trading price thresholds, the Company elected to require the exercise or forfeiture of certain of the Tranche 1 Warrants in November, 2009, and of the Tranche 2 Warrants in March 2010.  As a result of the Company’s election of its rights and other voluntary exercises by the holders of the warrants, the Company issued 33,763,712 shares of Common Stock for gross proceeds of $5,489,952 and warrants to acquire 4,761,222 shares were forfeited.  Warrants to purchase 31,276,358 shares at $0.14 and 33,276,355 shares at $0.19 remain outstanding.

Also in 2007, the Company issued 7,437,184 shares of Series A Preferred Stock in a conversion of $594,975 of secured debt to equity.  On November 4, 2009, as a result of the trading value of the  Common Stock exceeding $0.12 per share for a period of 30 consecutive calendar days, all outstanding shares of Series A Preferred Stock converted by its terms into 7,437,184 shares of Common Stock.

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

The Company has received letters from an investor in the Company’s 2007 private placement, (“2007 Private Placement”), claiming, among other things further described in Item 1A - Risk Factors to this Form 10-K, that the investor is entitled to receive additional shares of Common Stock for no additional consideration.  Pursuant to the terms of the securities purchase agreement in the 2007 Private Placement, the investors may be entitled to receive shares of Common Stock in certain circumstances.  The investor claims that the provision providing for the issuance of additional Common Stock was triggered as a result of certain actions taken by the Company.  The Company denies the investor’s allegations and intends to vigorously defend these claims.  If we are unsuccessful in our defense, the Company may be required under the terms of the securities purchase agreement to issue approximately 146,664,375 shares to the investor, and, if all of the other investors sought the same remedy as a result of the amendment to the warrant, the Company may be required to issue approximately 1,099,494,872 shares in the aggregate.  Issuing any significant portion of such shares of Common Stock would cause substantial dilution to existing shareholders.

As of December 31, 2009, pursuant to a Securities Purchase Agreement, as amended and restated (the “Purchase Agreement”), we completed the sale of Series B Preferred Stock for $1,490,015 in cash net of associated expenses.  The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, at a price of $0.08 per share (subject to adjustment) so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding derivative securities, and without the payment of additional consideration by the holder.  The Shares of Series B Preferred Stock must be converted into Common Stock of the Company upon the demand by the Company after the fifth anniversary of the date of issuance.  The Series B Preferred Stock will not be immediately registered under either federal or state securities laws and any may not be sold unless a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption from registration applies.  In connection with the sale of the Series B Preferred Stock, we paid $51,748 in finder’s fees.

Additional Issuance of Securities

In April 2009, in connection with the employment of the Company’s President and General Counsel, the Company granted to its President and General Counsel an option to purchase an aggregate of 4,500,000 shares of the Common Stock at an exercise price of $0.08.  One million of the options vested immediately, and one million five hundred thousand vested on January 1, 2010.  The remaining two million options vest on September 15, 2010.  The options expire on April 29, 2019.

Also during the second quarter of 2009, in connection with an appointment to the Company’s Board of Directors, the Company granted the new director an option to purchase 500,000 shares of the Common Stock. The options vest 250,000 shares every six months, have an exercise price of $0.08, and expire on April 29, 2015.

In February 2010, in connection with an appointment to the Company’s Board of Directors, the Company granted the new director an option to purchase 1,500,000 shares of Common Stock. The option vests 250,000 shares every six months, have an exercise price of $0.26, and expire on February 24, 2015.

All of these issuances of equity securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Our Company is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  Our Company operates primarily in the emerging field of molecular diagnostics and imaging where such tools greatly enhance scientific discovery.  Our primary business consists of licensing our intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools.  We also endeavor to develop our own product line of newly discovered biomarkers and pathways that include human genes and genetic variations, as well as gene, protein, metabolite expression differences and image analysis techniques.  In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action.  They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

We partnered and intend to continue partnering with clinical laboratories to commercialize our clinical diagnostic tests and to provide pharmaceutical and diagnostic companies with all aspects of diagnostic and drug discovery, from expert assessment of the clinical dilemma through proper selection and procurement of high quality specimens.  We will then apply our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, with the goal of producing new diagnostic and prognostic tests as well as image analysis techniques.

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

Operational Activities

The Company actively markets its technology and related developmental expertise to several prospects in the healthcare field, including some of the world’s largest corporations in the pharmaceutical, biotech, and life sciences industries.  Given the scope of some of these prospects, the sales cycle can be quite long, but management believes that these marketing efforts will produce favorable results in the future.  In 2010, we plan to focus on the development, consulting and licensing of our technology in various fields of use.

Licensing and Commercialization Developments

We previously announced that the RT-PCR assay for the four genes comprising the Company's recently commercialized gene-based molecular diagnostic test for prostate cancer can be successfully used in urine samples for gene testing. The study, completed in collaboration with a world renowned academic cancer research hospital, demonstrated that the gene expression of all four genes comprising the molecular signature for clinically significant prostate cancer could be detected in urine samples spiked with as few as 50 prostate cancer cells.

On January 30, 2009, we entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which, among other things, the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine. We also granted Abbott a worldwide royalty bearing, co-exclusive license (co-exclusive with Quest) for developing and commercializing a Laboratory Developed urine based molecular diagnostic test ("LDT") for clinically significant prostate cancer, which could be commercialized in a clinical laboratory and sold directly to physicians for their patients. Abbott paid to us a one-time initial signing fee of $100,000 and then reimbursed us $100,000 in development costs as required by the license agreement.  In addition, with respect to products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events:  $250,000 upon completion of Phases 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phases 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission. We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples. In addition to the royalty payments, with respect to the urine based products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows:  after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000.  “Net Sales” is equal to Abbott’s gross revenue less 5%, subject to adjustments as described in the license.

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

The Company is continuing to advance the development of the urine based prostate cancer test. The Company is pleased with the data and results completed to date.  We continue to progress towards the goal of commercialization of the urine-based prostate cancer test at Quest and with Abbott as laboratory developed tests in the near future, as well as an in-vitro diagnostic test (IVD test kits) offered for sale by Abbott upon FDA approval of the test kits.   Upon regulatory approval, Abbott could begin commercialization and sale of the individual in-vitro diagnostic test kits to additional national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.

On March 11, 2010, the Company, Quest Diagnostics Incorporated (“Quest”) and Smart Personalized Medicine, LLC (“SPM”) entered into a Development Agreement (the “Quest Development Agreement”) pursuant to which the Company and SPM will assist Quest in the development of new laboratory tests for aiding in the selection of breast cancer therapies. The Company, SPM and Quest also entered a related Licensing Agreement (the “Quest License”).

Pursuant to the Quest License, SPM granted a co-exclusive (with SPM) sublicense to utilize the Licensed Patent Rights to the extent necessary to enable Quest to develop Products and perform the Validation Work under the Quest Development Agreement. Quest has the right to use SPM’s Breast Cancer Database developed in association with a world renowned academic cancer center (the “Database”).

In consideration for the license, Quest will separately make payments to SPM and us. Such payments to us will include a $500,000 up front “Development License Fee,” monthly “License Maintenance Fees” equal to $8,750 for the first year and $17,500 for each year thereafter (with such fees being credited against the “Royalty Payments” described below), upon the publication of a study performed for the Validation Work an “Initial Product License Fee” of $125,000 for each of the first two Products, and “Royalty Payments” equal to 2.45% of the Net Sales of each Licensed Product (i.e., each breast cancer test) sold by Quest. Quest will reimburse SPM and us for costs incurred related to any Validation Work done with respect to a Product.

Pursuant to the Quest Development Agreement, we are required to use the support vector machine technology and other intellectual property licensed to SPM to analyze data for the development and/or validation of applications of clinical laboratory services, In Vitro Diagnostic kits, clinical trial services and the other elements of “Field” (collectively, the “Products”). In consideration for our efforts under the Quest Development Agreement, Quest will pay us $375,000 (in addition to the $500,000 described above), which payments shall be made in equal monthly installments over the next nine months.

Effective March 11, 2010, the Company and SPM amended (the “Amendment”) the original License Agreement, dated August 22, 2008 (the “SPM License Agreement”), pursuant to which we had licensed our intellectual property to SPM for use in the development of breast cancer products. As amended, we will receive all payments under the Quest Development Agreement and License Agreement directly from Quest, and SPM will not be required to make any additional payments to the Company related to either such agreement.  With respect to SPM proceeds received unrelated to the arrangement with Quest, we will receive a per test royalty up to 7.5% based on net proceeds received from a Test (as defined in the SPM License Agreement) and such additional allocation and distribution of license fees and royalties received from future sublicenses with third parties as may be agreed.  In addition, our equity percentage interest in SPM was increased from 15% to 20%, and such equity percentage interest may be diluted only to the same extent and in the same manner as each other initial equity percentage interest holder; provided, however, that when raising additional equity, SPM must obtain our prior written approval of the terms and conditions of such equity offering.  SPM expects that once the laboratory test is developed with Quest, it can provide physicians and their patients a way to better determine the probability of relapse, allowing patients with good prognosis results an opportunity to avoid unnecessary expensive and traumatic chemotherapy treatments.

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  During 2008, we and Clarient successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test.  Results from both the Phase I, Phase II and Phase III double-blinded clinical validation studies now completed at Clarient demonstrated a very high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells.   Although Clarient has not yet reported any commercial sales to us, the prostate gene expression test is available through Clarient’s PATHSiTETM virtual reporting tool and accessible to Clarient’s entire pathology network.

In July 2008, the Company and DCL Medical Laboratories LLC (“DCL”) entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers.  Due to a change in the strategic direction involving DCL, we mutually terminated the development and license agreement in January 2010.  The Company is pleased with the development progress to date of its Pap Smear image analysis technique and is currently seeking a strategic partnership with a clinical laboratory capable of completing development, final validation and commercialization of this computer assisted diagnostic (CAD) test.

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in commodity and futures trading.  SVM Capital has made significant progress since the formation of the joint venture.  Atlantic Alpha reports that the SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years as well as a limited pilot program of real-time trading activity, and that the latest SVM-derived models generated by SVM Capital have successfully outperformed the static buy-and-hold model both in increased returns as well as in reduced risk.  Once the stability of these models is confirmed, SVM Capital intends to apply the models to a wide range of financial asset classes such as interest rates, currencies, metals and petroleum products.  SVM Capital plans to apply the investment model either in a single fund or a series of related funds.  SVM Capital expects to charge a management fee and a performance fee related to its investment activities. HDC owns a 45% equity position in SVM Capital.

In August 2008, we entered into an agreement with Patent Profit International, a Silicon Valley-based patent brokerage firm, with the goal of marketing our patent portfolio and exclusive rights to SVM techniques and applications outside of biomarker discovery and the healthcare field, to prospective buyers/licensees.  In December 2009, the Company terminated the arrangement in favor of establishing internal resources to pursue the monetization of our intellectual property portfolio in non-healthcare fields using our own resources, including the hiring of our Executive Vice President and Managing Director of Global IP Strategies.  Our goal remains to monetize our significant intellectual property through non-medical licenses and development agreements such as we have accomplished in the healthcare space.

Management believes that our research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for myelodysplastic syndrome (pre-leukemia) has resulted in a successful proof of concept The Company is pleased with the development progress to date, and the Company is now seeking a strategic partnership with a clinical laboratory capable of completing development, final validation and commercialization of the new diagnostic test for the interpretation of flow cytometry data.

We have developed, in association with a large international pharmaceutical company, a diagnostic test for use as a surrogate biomarker to determine treatment success in the clinical trial for its new drug to treat BPH (enlarged prostate).  This international pharmaceutical company was acquired by a larger pharmaceutical company during our final contract discussions, and the acquiring company has now subsequently been acquired by an even larger international pharmaceutical company. After the successful integration of these companies, we hope to renew interest in the BPH test that we developed for them. If the new pharmaceutical company chooses not to continue development of its BPH drug, then we intend to seek another strategic pharmaceutical partner, which has BPH drugs either in the market currently or under development to finish development, final validation and commercialization of our new molecular diagnostic test for BPH.

We have advanced our dialogue with other important industry players in the healthcare field and, in certain situations, related to the field of molecular diagnostics.  We will also continue to pursue development opportunities with our existing licensing customers.

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized, or that those that may be finalized do not provide the economic returns that we expect.

Intellectual Property Developments

The U.S. Patent and Trademark Office issued a new patent to the Company in January 2009, which covers a feature ranking technique for use with support vector machines.  In June 2009, the U.S. Patent and Trademark Office issued two new patents to the Company, one of which includes expanded claims to the Company’s proprietary RFE-SVM method for feature selection.  The second patent covers a web-based data mining system that utilizes multiple support vector machine models to analyze combinations of biological data of many different types, for example, genomic, proteomic, and clinical data, from many different sources, including measurement instruments, clinical databases, on-line databases and on-line journals to produce ranked lists of genes or proteins that may be used as biomarkers..  The U.S. Patent and Trademark Office issued another new patent to the Company in November 2009 covering an alternative method of feature selection that reduces the number of support vectors to create a sparse-SVM that can be used to generate a codebook for identifying patterns in data, including applications to signal compression. Also in November 2009, the U.S. Patent and Trademark Office issued the Company’s first patent covering a pre-processing method to greatly improve the effectiveness of SVMs for the analysis of mass spectrometry data for protein biomarker discovery.  Finally, in December 2009, the European Patent Office granted a patent on the Company’s claims covering the use of SVMs for computer-aided analysis of digitized images.  With the issuance of these patents, the Company now holds the exclusive rights to 41 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.

In December 2009, the decision was made to allow the two remaining pending patent applications covering methods using Fractal Genomic Modeling to be abandoned following repeated rejections by the U.S. Patent and Trademark Office.  These rejections were based on a change in patentability criteria that was set forth in a 2008 decision by the U.S. Supreme Court in a case known as In re Bilski.  The applications, which had been filed prior to the ruling, did not contain certain descriptive material that would have been necessary to overcome a patentable subject matter rejection pursuant to Bilski.

On October 16, 2009, the U.S. Patent and Trademark Office issued a notice of allowance for the Company’s pending patent application entitled “Kernels and Kernel Methods for Spectral Data.”  This application includes claims covering an alternative pre-processing method for enhancing the analysis of protein expression data obtained using a mass spectrometer.   In December 2009, the Company filed a provisional application covering its new smart phone application for melanoma screening.   Also in December 2009, the Company filed an international patent application through the World Intellectual Property Organization (WIPO) with claims covering the four gene prostate cancer test and algorithm using tissue or urine specimens.  This application will allow further coverage of the prostate cancer test to be sought via foreign patent offices including Europe, China and Japan, among over one hundred other countries.

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

The U.S. Patent and Trademark Office issued a new patent to the Company in June 2008, which covers the use of SVMs for computer-aided analysis of medical images, with particular applications in cytology and pathology.  Also in June 2008, the Company was issued a patent in Japan, which covers recursive feature elimination (RFE) using SVMs for selection and ranking of the most important features within large datasets. In May 2008, the U.S. Patent and Trademark Office issued two new patents to the Company, one of which claims a method for analysis of any type of data that has a structure.  The second patent covers additional feature selection techniques that can be used to successfully identify the most important pieces of information needed to solve complex pattern-recognition problems.  The U.S. Patent and Trademark Office issued one new patent to the Company in April 2008, which covers the use of FGM technology for visualization of data patterns.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Revenue

Since December 31, 2005, the Company has received cash from operating activities totaling $1,157,263, which consists of recorded revenue of $613,328 through December 31, 2009 and has deferred revenue yet to be recognized of $543,935 at December 31, 2009.

For the year ended December 31, 2009, revenue was $61,803 compared with $65,731 in revenue for the year ended December 31, 2008.  Revenue is recognized for licensing and development fees over the period earned, which in most cases is the length of the license.  The revenue recognized in 2009 was primarily the recognition of deferred revenue.  As of December 31, 2009, the Company had deferred revenue of $543,935, which includes $431,435 of cash received but not yet recognized as revenue and $112,500 in accounts receivable.  Deferred revenue was $453,715 at December 31, 2008, which has been reduced because we recognize the revenue over the life of the contract.

Operating and Other Expenses

Amortization expense, which is the amortization of costs of acquiring or filing of patents over their estimated useful lives, was $262,719 for the twelve months ended December 31, 2009 and 2008.

Professional and consulting fees totaled $406,786 for 2009 compared with $757,748 for 2008.  These fees, related primarily to legal, accounting, and scientific activities, decreased principally due to the change in accounting estimate related to equity grants for Scientific Advisory Board members.  A credit of $325,676 was recorded to reflect this change.

Compensation expense of $939,029 for the twelve months ended December 31, 2009 was higher than the $745,918 reported for the comparable period of 2008. This increase is due to additional compensation expense related to employees hired in 2009 to manage the business and to develop and nurture new strategic partnerships and the charge for employee options granted in 2009.

Other general and administrative expenses decreased from $484,806 in 2008 to $461,257 in 2009.  This decrease principally was due to reduced costs related to options granted to directors.  A charge of $49,375 was recorded in 2008 related to vesting of a director’s warrants.  No similar charge occurred in 2009.

Loss from Operations

The loss from operations for the twelve months ended December 31, 2009 was $2,007,988 compared to a loss from operations of $2,185,460 for the prior year.  The decreased loss was due to the decrease in expenses as previously discussed.

Other Income and Expense

Interest income was $6,393 for the twelve months ended December 31, 2009 compared to $39,160 in 2008.  Decreased interest income was due to the lower average cash available to invest throughout 2009 and the decreasing interest rates available.

Interest expense was $15,276 in 2009 compared with $1,161 in 2008.  This increase relates to the $14,437 in interest paid to the holder of the $500,000 promissory note in 2009.  See Liquidity and Capital Resources – Cash Flow from Financing Activities for additional information regarding the issuance of the promissory note.

Net Loss

The net loss for the twelve months ended December 31, 2009 was $2,016,871 compared to a net loss of $2,147,460 for the twelve months ended December 31, 2008.  The decreased loss was due to the overall decrease in expenses as previously discussed.

Net loss per share attributable to common shareholders was $0.01 for both the twelve months ended December 31, 2009 and 2008.

Liquidity and Capital Resources

At December 31, 2009, the Company had $2,951,270 in cash and cash equivalents and total current liabilities of $824,334.  Additionally, during the first quarter of 2010, we received approximately $3,150,000 in cash from the exercise of warrants and from the receipt of a final payment under the settlement agreement with Vermillion.  On March 29, 2010, our total cash and cash equivalents was approximately $5,200,000.  As a result of the proceeds from the exercise of our warrants and the sale of the Series B Preferred Stock, we believe we have sufficient resources to meet all of our current obligations.  Our net loss for the twelve months ended December 31, 2009 was $2,016,871.  However, cash used by operating activities for the twelve months ended December 31, 2009 was $1,298,940. The net loss is favorably offset by net non-cash charges to operations and adjustments of $717,931, which did not require the use of cash.  Cash used by investment activities was $638,480 due to the acquisition of fixed assets and the addition of $622,358 in certificates of deposit.   Cash provided by financing activities was $3,940,445, comprised of the sale of Series B Preferred Stock for $1,490,015 and $2,450,430 from the issuance of Common Stock as a result of warrant exercises.

The Company has no future commitments for capital expenditures and anticipates no changes of circumstances likely to require material demands on liquidity.

Cash Flow from Operating Activities

In February 2009 in connection with the licensing agreement, Abbott paid to us a one-time initial signing fee of $100,000.  In addition, with respect to the Products, Abbott may be obligated to pay milestone payments outlined above if certain targets are met.  On August 7, 2009, Abbott reimbursed the Company $100,000 in development costs as required by the license agreement.

On January 30, 2009, we entered into a license agreement with Quest, pursuant to which the Company granted to Quest a non-exclusive, royalty bearing license for developing and commercializing a urine-based LDT for clinically significant prostate cancer which could be commercialized and sold by Quest’s clinical laboratories directly to physicians for their patients.  In consideration of granting the license to Quest, Quest paid a license fee to the Company and will pay running royalty payments, and certain milestone payments.

In September 2009 and September 2008, we received royalty proceeds related to our licensing agreement with Bruker Daltonics.  The royalties relate to Bruker Daltonics’ sales of its ClinProTools™ clinical proteomics product line for its mass spectrometers, which contains HDC’s SVM technology.

Cash Flow from Financing Activities

Pursuant to the Company’s rights under certain warrants to acquire shares of Company Common Stock at an exercise price of $0.19 (the “Tranche 2 Warrants”), as a result of the Company’s stock achieving minimum trading price thresholds, in March 2010 the Company elected to require the exercise or forfeiture of certain of the Tranche 2 Warrants (the “Tranche 2 Call Right”).  As a result of the Company’s election with respect to its Tranche 2 Call Right and other voluntary exercises by holders of the Tranche 2 Warrants, the Company issued 11,729,390 shares of Common Stock for gross proceeds of $2,228,584 and warrants to acquire 3,001,827 shares were forfeited.  See Note L – Subsequent Events to our financial statement for the fiscal year ended December 31, 2009 for further information on the Company’s call of the Tranche 2 Warrants.

Pursuant to the Company’s rights under certain warrants to acquire shares of Company Common Stock at an exercise price of $0.14 (the “Tranche 1 Warrants”), as a result of the Company’s stock achieving minimum trading price thresholds, in November 2009, the Company elected to require the exercise or forfeiture of certain of the Tranche 1 Warrants (the “Tranche 1 Call Right”).  As a result of the Company’s election with respect to its Tranche 1 Call Right and other voluntary exercises by holders of the Tranche 1 Warrants, the Company issued 15,878,073 shares of Common Stock for gross proceeds of $2,222,930 and warrants to acquire 1,759,394 shares were forfeited.

In 2009, the Company, pursuant to the Purchase Agreement, sold 19,402,675 shares of Series B Preferred Stock for an aggregate purchase price of $1,490,015, net of associated expenses.

On June 30, 2009, we issued a promissory note for $500,000 to a director and long-term shareholder.  The promissory note contained an 8% annual interest rate and was due on January 4, 2010.  The promissory note was secured by certain intellectual property and other assets of the Company.  The proceeds from the promissory note were used for general working capital purposes.  This short term debt financing was intended to serve as a bridge to anticipated future licensing revenues in a manner which is not dilutive to shareholders.  On November 11, 2009, the Company paid in full the outstanding balance of $500,000, with a total payment, including interest, of $514,437, thus eliminating this debt and any collateral obligations on the Company’s intellectual property or other assets.

The Company continues to incur maintenance fees (fees to various governmental patent offices on previously filed patents) for its patent portfolio and expects those fees to be approximately $250,000 during 2010.

The Company has relied primarily on equity funding plus debt financing for liquidity.  While the Company has produced limited revenue, it must continue to do so in order to generate sufficient cash to continue operations.  The Company believes it currently has sufficient cash to support operations until it is able to generate revenue through royalty payments from the molecular diagnostic deals signed, revenue generation from the melanoma risk assessment and additional new licensing fees from its significant patent portfolio and additional new licensing fees from its significant patent portfolio and development fees for providing services related to those patents.  The Company expects to receive the $500,000 License Fee and the additional $375,000 development fees from Quest this year from the breast cancer molecular diagnostic test.  In addition, the Company has been and continues to be in meaningful discussions with a variety of parties related to the commercialization efforts discussed above, which if successful, may result in significant revenue.  Should it prove necessary, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings.

Subsequent Events

On March 11, 2010, the Company, SPM and Quest entered into a Development Agreement (the “Quest Development Agreement and related License Agreement related to the development of new laboratory tests for aiding in the selection of breast cancer therapies.  In consideration for the license, Quest will separately make payments to SPM and us. Such payments to us will include a $500,000 up front “Development License Fee,” monthly “License Maintenance Fees” equal to $8,750 for the first year and $17,500 for each year thereafter (with such fees being credited against the “Royalty Payments” described below), upon the publication of a study performed for the Validation Work an “Initial Product License Fee” of $125,000 for each of the first two Products, and “Royalty Payments” equal to 2.45% of the Net Sales of each Licensed Product (i.e., each breast cancer test) sold by Quest. Quest will reimburse SPM and us for costs incurred related to any Validation Work done with respect to a Product.  Pursuant to the Quest Development Agreement, we are required to use the support vector machine technology and other intellectual property licensed to SPM to analyze data for the development and/or validation of applications of clinical laboratory services, In Vitro Diagnostic kits, clinical trial services and the other elements of “Field” (collectively, the “Products”).  In consideration for our efforts under the Quest Development Agreement, Quest will pay us $375,000 (in addition to the $500,000 described above), which payments shall be made in equal monthly installments over the next nine months.

In February 2010, we announced that we are developing a melanoma/skin cancer mobile phone application which will enable customers to take a picture of a mole, lesion or birthmark, send it to us, and receive a risk assessment for melanoma and other skin cancer on their mobile phone.  This first-ever melanoma/skin cancer mobile phone application using our SVM technology will employ sophisticated image analysis techniques using patent protected algorithms for evaluating moles, lesions and birthmarks.  Since mid-February 2010, Health Discovery Corporation has made significant progress on our melanoma risk management mobile phone application.  We have selected Apple’s iPhone as our initial mobile platform and have been focused on tuning image capture and analysis capabilities for skin lesions and moles for that platform.  In addition, we have initiated discussions with potential U.S. and non-U.S. laboratory partners, dermatologists and marketing partners.  Discussions have also begun with the research arm of a major medical center expert in skin cancer for joint research opportunities.  We anticipate a limited beta release of the iPhone application around Memorial Day, 2010.  This release will enable us to optimize and refine the application prior to a subsequent public launch of the risk assessment tool. The application will combine free skin health educational and research services with the melanoma risk assessment available for a charge.  The retail price for a melanoma risk assessment will be competitive and reasonable for the service provided.   We expect to generate revenues from the iPhone application and website services in the third quarter 2010.

In February 2010, the Company entered into an exclusive agreement with the Pancreas, Biliary and Liver Surgery Center of New York at Saint Vincent Catholic Medical Centers in New York City to develop new molecular diagnostic tests for the early detection of pancreatic cancer. The Pancreas, Biliary and Liver Surgery Center is under the leadership of Drs. Michael Wayne, Franklin Kassim and Avram Cooperman.  Under the terms of the agreement, the Pancreas, Biliary and Liver Surgery Center will provide all specimens from their collected specimen banks, specimens on all new patients and all associated clinical and outcomes data. The specimens will include tissue, blood and urine.  The Company will use its patent protected SVM-based discovery technology and science team in an attempt to develop these new molecular diagnostic tests for pancreatic cancer in a similar fashion to the urine-based prostate cancer test developed by the Company and licensed for development and commercialization to Quest Diagnostics and Abbott on a royalty-based, world-wide co-exclusive basis.  The Company will own all of the intellectual property and commercialization rights to these newly discovered molecular diagnostic tests for pancreatic cancer, and the Company intends to partner with a large clinical laboratory for development, marketing and commercialization of these new pancreatic cancer tests.

Also in February 2010, the Company entered into an exclusive agreement with the Pancreas, Biliary and Liver Surgery Center of New York to provide clinical specimens to be utilized to complete the final validation of HDC’s molecular diagnostic test for colon cancer. Under the terms of the agreement, the Pancreas, Biliary and Liver Surgery Center of New York will provide specimens from its collected specimen banks, as well as blood and tissue specimens on all new patients along with all associated clinical and outcomes data.  The Company owns all of the intellectual property and commercialization rights to this molecular diagnostic test for colon cancer, and HDC intends to partner with a large clinical laboratory for development, marketing and commercialization of this new colon cancer test.

In January 2010, the Company received the final payment of $150,000 that was due under an agreement that settled the Company’s patent infringement lawsuit against Vermillion, Inc. (formerly known as Ciphergen Biosystems, Inc.).

In February 2010, the Company appointed D. Paul Graham to the Board to fill the vacancy created by the resignation of Dr. Michael Hanbury, who resigned due to his acceptance of new senior executive responsibilities with Spectrum Laboratory Network in Greensboro, North Carolina. Dr. Hanbury will continue to assist the Company as an unpaid advisor.

On January 11, February 15 and February 26, 2010, three new provisional applications were filed in the U.S. Patent and Trademark Office covering stages in the Company’s development of the smart phone application for melanoma screening.  Also in January 2010, a new continuation application was filed in the U.S. Patent and Trademark Office seeking expanded claims covering the use of SVMs for analysis of spectral data.  With these new filings, the Company now has 33 pending U.S. and foreign patent applications.

In March 2010, the U.S. Patent and Trademark Office issued the Company’s second patent covering the use of SVMs for analysis of protein mass spectrometry data for using in biomarker discovery. With the issuance of this patent, the Company now holds the exclusive rights to 42 issued U.S. and foreign patents.

The Company has been selected by MDB Capital Group as one of its Top 50 “Best and Brightest” companies that will present at the invitation-only, 1st Annual Bright Lights Conference on May 10-12, 2010.  This will be the first public company conference to focus exclusively on companies with disruptive and market changing intellectual property.   The Company was selected to present on the basis of ranking in the top 10th percentile for IP leadership from over 1,600 small cap companies with U.S. patents granted, as rated by PatentVest, MDB Capital Group’s proprietary IP intelligence platform.  In addition, The Company is a nominee for MDB Capital Group’s first-ever “Provectus Award” to be handed-out at the conference.  The term “provectus” is Latin for “most advanced.”  This award will be presented to the top 5 companies across all industries with the highest combined Tech Score, Patent Application CAGR and number of patent grants.  The Provectus Award will recognize the strength of IP process and given to the “Best of the Best”.

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

We assess the carrying value of intangible and other long-lived assets at least annually, which requires us to make assumptions and judgments regarding the future cash flows related to these assets.  The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of events or changes in circumstances such as:

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

Revenue Recognition

We recognize revenue principally from license and royalty fees for intellectual property and from development agreements with research partners. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; (iv) collectability is reasonably assured, and (v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make significant estimates involving our recognition of revenue from license and royalty fees. Our license and royalty fees revenue estimates depend upon our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received.  Changes to these assumptions or market conditions could cause changes in revenues.

Share-Based Compensation

Share-based compensation expense is significant to our financial position and results of operations, even though no cash is used for such expense. In determining the period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our valuation methodology, the expected term, expected stock price volatility over the term of the awards, the risk-free interest rate, expected dividends and pre-vesting forfeitures. If any one of these factors changes and we employ different assumptions in future periods, the compensation expense that we record could differ significantly from what we have recorded in the current period.

For share-based awards, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise and post-employment termination behavior; however, due to the limited history of our Company, such data is limited.  We estimated the expected life will be substantially longer than the vesting period given the early stage nature of our operations and accordingly have used the contractual life as the expected term. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our Common Stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

ITEM 9A(T).  DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter and year ended December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and our President and General Counsel, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.  Our Chief Executive Officer and our President and General Counsel, who is also serving as our Principal Financial Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION  -   None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and significant employees are:

Name	Age	Position
Stephen D. Barnhill, M.D.	51	Chief Executive Officer and Chairman of the Board
R. Scott Tobin	55	President, General Counsel, Principal Financial Officer and Director
Thomas L. Gallagher	47	Executive Vice President and Managing Director of Global IP Strategies
D. Paul Graham	47	Director
Joseph McKenzie	60	Director
Ramananda K. Madyastha, M.D., Ph.D	73	Senior Vice President
John A. Norris	63	Chief Operating Officer
Hong Zhang, Ph.D.	48	Senior Vice President

In addition to the information presented in the biographical details below regarding each director’s specific experience, qualifications, attributes and skills that led us to conclude that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to the Company and our Board.

Stephen D. Barnhill, M.D., is currently our Chief Executive Officer and has been since September 2003. He also serves as our Chairman of the Board and has been a member of the Board of Directors since November 2003.  He is a physician trained in laboratory medicine and clinical pathology. He has developed and used artificial intelligence, pattern-recognition, and computational techniques in Medicine, Genomics, Proteomics, Diagnostics and Drug Discovery.

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

In 1999, Dr. Barnhill founded and served as Chairman, President and CEO of Barnhill BioInformatics, Inc., which later became Barnhill Genomics, Inc. and BioWulf Technologies, LLC and raised over $13.5 million in private placement funding.   The primary focus of these companies was to utilize the next generation of artificial intelligence and pattern-recognition techniques, known as support vector machines, to identify genes that cause cancer. Dr. Barnhill is the sole inventor on the very first patents issued by the United States Patent and Trademark Office for the use of support vector machines in medicine.  From the summer of 2000 until he organized The Barnhill Group L.L.C. in the summer of 2003, Dr. Barnhill was not engaged in any professional activities as the result of a non-compete agreement signed by Dr. Barnhill when he left the employment of Barnhill Genomics, Inc.

D. Paul Graham has been a member of the Board of Directors since March 2010.  In 1997, after a successful 12-year career with one of Canada’s premier transportation companies, Mr. Graham opened offices in Toronto, Canada to bring M&A experience and value to what he considered the underserviced sector of the small to middle market.  In 2002, he added offices in Atlanta, Georgia and in 2005 opened offices in Savannah, Georgia, which is now his principal office.

As CEO of Graham Capital Partners, LLC (“GCP”), Mr. Graham fuels the Company’s strategic direction.  GCP provides investment banking and business advisory services to the small and middle markets for companies achieving revenues between $10 million and $100 million.

GCP undertakes multi-industry transactions and mandates with an emphasis on transportation, logistics, distribution, manufacturing, and business services.  Mr. Graham has been involved in acquisitions, divestitures, and financings totaling over $200,000,000 in transaction value in North America and abroad.

Leveraging his multifaceted experience gained in over two decades of day to day operations and finance of privately held companies, Mr. Graham leads GCP in M&A and advisory services in North America, Europe and North Africa.

Mr. Graham was educated at Lakehead University and York University in the disciplines of accounting and finance.  Mr. Graham serves in an advisory capacity and as a director for a number of privately held corporations and is a member of the Atlanta chapter of the Association for Corporate Growth.

Joseph McKenzie, D.V.M., has been a member of the Board of Directors since April 2009. Dr. McKenzie practices veterinary medicine, having founded and managed the multi-million dollar growth of multiple veterinary practices in Georgia, South Carolina and Florida. He also created and built the community “drug dog” program, which over the years and across the nation has become a generally accepted and highly successful weapon against drug smuggling at the port of Savannah as well as in the community at large. Dr. McKenzie has also been honored for his years of valuable service on the Board of Directors of the Georgia Veterinary Medical Association. Dr. McKenzie holds a degree in chemistry from Armstrong Atlantic State University, where he was recently honored as its most outstanding alumnus. He also holds a doctorate in veterinary science from the University of Georgia’s College of Veterinary Medicine.

R. Scott Tobin is our President, General Counsel and Director and has been since April 2009.  Mr. Tobin brings over twenty-five years of corporate law experience.  During his legal practice, Mr. Tobin primarily focused on mergers and acquisitions, corporate governance and finance.  He most recently practiced with the Savannah, Georgia, law firm of Hunter Maclean.  In addition, he has enjoyed success as a senior executive, entrepreneur and venture capitalist.  Mr. Tobin also served as Executive Vice President for Global Strategies at a publicly traded technology company, CEO of a North Carolina manufacturer, General Counsel to a global software firm, Managing Partner of the Atlanta office of a European law firm and an Assistant Attorney General for the State of Georgia. A graduate of the University of North Carolina at Chapel Hill and its School of Law, he now serves as President and Chairman of the law school’s foundation.  Mr. Tobin also has served as the founding director of the UNC School of Law Initiative for Corporate Governance and as a member of the UNC School of Law Council for Entrepreneurial Law. He was recognized in 2003 as one of the Top 10 business people in the Triad Region of North Carolina.

The following sets forth the biographical information for our executive officers and significant employees:

Thomas L. Gallagher has served as our Executive Vice President, Managing Director of Global IP Strategies and Associate General Counsel since December 2009.  Mr. Gallagher spent almost fifteen years on Wall Street as a securities and business transaction lawyer, as well as an assistant general counsel managing risk on a transaction and policy basis for a then-$9 billion publicly traded company. He went on to become a Vice President at Goldman, Sachs Co. (NYSE: GS - News), New York, NY, where he helped co-lead the restricted stock desk on the equity trading floor.  He pioneered the use of 10b5-1 selling plans, working with CEOs and other corporate executives to manage their large, single stock risk. He also assisted numerous companies in strategic buy backs of their stock. Subsequently, Mr. Gallagher was also a member of an investment management team at Goldman Sachs that advised clients with approximately $1.5 billion in assets.  In addition to his Wall Street experience, among other activities, Gallagher spent three years working on a pro bono basis for Mother Teresa’s religious order, the Missionaries of Charity, developing and administering the Mother Teresa of Calcutta Center, Inc., and traveling to Calcutta, India, among other locations. He spent a year working for a Jesuit-affiliated not-for-profit organization supporting Fe y Alegria, a network of 2,600 schools for the poor serving 1.3 million students in Latin America and the Caribbean.

Ramananda K. Madyastha, M.D., Ph.D, has served as our Senior Vice President of Research and Development since 2003.  Dr. Madyastha is the Recipient of the Raja Ravi Sher Singh of Kalsia Memorial Cancer Research Prize for outstanding contributions in the field of cancer research. He served on the Faculty of the Basic and Clinical Immunology and Microbiology Department at the Medical University of South Carolina. Dr. Madyastha has been an active member of the American Association of Cancer Research for more than 20 years. In addition, he is Board Certified by the American Board of Managed Care Medicine and is a licensed Clinical Laboratory Director. Dr. Madyastha was involved in the development of the first neural network based diagnostic tests for prostate and ovarian cancer.

John A. Norris has served as our Chief Operating Officer since September 2009.  Mr. Norris also serves as Chairman of Norris Capital.  From March 2007 to November 2008, Mr. Norris served as the Chairman and CEO of Needlebot, Inc.  From May 1999 to June 2005 Mr. Norris served as the Chairman and CEO of Coprindm Corporation (now Decision View). Mr. Norris is a Former Principal Deputy Commissioner and COO of the US FDA in Washington, DC, where he led the last major FDA-reform initiative, from May 1984 to May 1988.  This work was performed under the overall leadership and guidance of President Ronald Reagan, HHS Secretaries Margaret Heckler and Dr. Otis Bowen, FDA Commissioner Dr. Frank Young, Senator Orrin Hatch, and Congressman Paul Rogers.  Until recently, he also taught healthcare policy and management (including healthcare-reform, Medicare-reform, healthcare-IT-reform, personalized-medicine-reform, and FDA-reform) at Harvard University, and was Founder and Faculty-Editor-in-Chief of the American Journal of Law, Medicine, and Ethics, a leading academic publication covering healthcare policy, law, regulation, management, finance, and ethics.  Mr. Norris has been the CEO to a significant number of successful life-sciences and healthcare-IT companies and has served on the boards of and/or consulted with dozens more.  For example, he helped champion the billion dollar turn-around of the laser eye surgery company, Summit Technology, and he was Chairman of the Board of the American Society of Law, Medicine, and Ethics.  Additionally, he has consulted with senior executives of leading companies, including Pfizer, Merck, J&J, and Glaxo, among others.

Hong Zhang, Ph.D. has been our Senior Vice President, Computational Medicine since 2004.  As visiting faculty at Johns Hopkins University, Dr. Zhang lectured at the Center for Biomarker Discovery on Bioinformatics: Peak Detection Methods for Mass Spectral Data.  Currently a Yamacraw Associate Professor at Armstrong Atlantic University, Dr. Zhang was the Vice President and CIO for a neural network and computer assisted medical diagnostic systems company that employs neural network and mathematical/statistical preprocessing techniques.  In this position, Dr. Zhang was involved in digital image processing and pattern recognition for medical image processing as well as software design and programming for support vector machine applications.  Dr. Zhang was a professor in the Department of Mathematical Sciences at Purdue University from 1989 to 1996.  He has held numerous academic positions, including Adjunct Associate Professor, Associate Professor with Tenure, and Assistant Professor.  He was a visiting Associate Professor in 1995 in the Department of Biometry at the Medical University of South Carolina.

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

Audit Committee

We do not have a separately designated standing audit committee.  The entire board of directors is acting as our audit committee.  Given the size of the Company and the difficulty in attracting additional directors, the Board has not designated an audit committee financial expert.

Audit Report

The Board of Directors oversees the Company’s accounting and reporting practices, financial reports, internal controls and audit functions. Management is responsible for the preparation and integrity of the Company’s consolidated financial statements, accounting and financial reporting principles, disclosure controls and procedures, internal control over financial reporting, and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Company’s independent registered public accounting firm (the “independent auditors”) is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those consolidated financial statements with generally accepted accounting principles, as well as performing an independent audit and expressing an opinion on the effectiveness of internal control over financial reporting.

The Board, in overseeing the audit function, provides advice, counsel and direction to management and the Company’s independent auditors on the basis of the information it receives, through discussions with management and the independent auditors, and the experience of the Board in business, financial and accounting matters. The Board’s audit functions are not intended to duplicate or certify the activities of management or the independent auditors. The Board meets with management and the independent auditors to review the Company’s financial statements and discuss various topics and events, including, but not limited to, items related to the Company’s internal control over financial reporting, critical accounting policies and the adequacy of disclosure in the Company’s consolidated financial statements. In accordance with law, the Board has also established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal controls, or auditing matters, including the confidential, anonymous submission of concerns regarding questionable accounting and auditing matters.

The Board reports as follows with respect to the audit of the Company’s 2009 consolidated financial statements:

●
The Board has reviewed and discussed the Company’s 2009 audited consolidated financial statements with its management, including the reasonableness of significant estimates and judgments and the clarity of disclosure in the Company’s financial statements, including the disclosures related to the Company’s critical accounting policies;

●
The Board has discussed with Hancock Askew & Co LLP, the matters required to be discussed by SAS 61, which include, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements;

●
The Board has received written disclosures and the letter from the independent auditors required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence; and

●
Based on review and discussions of the Company’s 2009 audited consolidated financial statements with management and discussions with Hancock Askew & Co LLP, the Board recommended that the Company’s 2009 audited consolidated financial statements be included in its Annual Report on Form 10-K.

This report is provided by the entire Board of Directors.

Nominees for Directors

In filling vacancies and otherwise identifying candidates for our Board of Directors, we seek individuals who will be able to guide our operations based on their business experience, both past and present, or their education. Responsibility for our operations is centralized within management.

Shareholder Nomination of Candidates for Board of Directors

We have not made any material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors.  Nominations of persons for election to the Board of Directors may be made by any shareholder who complies with the notice provisions set forth in Section 3.8 of the Bylaws, which provides that a shareholder’s notice must be delivered or mailed and received at the principal executive office of the Company not less than thirty days before the date of the meeting; provided, however, that in the event that less than forty days’ notice or prior public disclosure of the date is given, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which the public announcement of the meeting date was made.  Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or reelection as a Director, all information relating to such person as required to be disclosed in solicitation of proxies for election of Directors made in compliance with Regulation 14A under the Securities and Exchange Act of 1934, as amended (including such person’s written consent to being named in a proxy statement as a nominee and to serving as a Director if elected); and (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the books of the Company, of such shareholder and (B) the class and number of shares of the Company’s capital stock that are beneficially owned by such shareholder.  At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the Secretary of the Company that information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee.  No person shall be eligible for election as a Director of the Company unless nominated in accordance with the provisions of Section 3.8 of the Company’s Bylaws.

Code of Ethics

The Company has adopted a Code of Ethics applicable to our Chief Executive Officer and Principal Financial Officer.  This Code of Ethics is posted on our website at www.healthdiscoverycorp.com.  The Code of Ethics is also available without charge upon request directed to Investor Relations, Health Discovery Corporation, 2 East Bryan Street, Suite #601, Savannah, GA  31401.  The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last two calendar years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total

Stephen D. Barnhill, M.D. Chief	2009	$300,000	$8,508	$-	(1)	$31,855	(2)	$340,363
Executive Officer	2008	$300,000	$50,000	$172,485	(1)	$38,291	(2)	$560,776

R. Scott Tobin	2009	$84,461	—	$175,331	(1)	$8,752	(2)	$268,544
President & General Counsel	2008	—	—	—		—		—

(1)	See Note I –Stock Compensation, to the Company’s Financial Statements for the fiscal year ended December 31, 2009 for disclosure of assumptions made in the valuation of options.

(2)	Represents health insurance premiums and reimbursed healthcare costs.

Employment Agreements

On August 15, 2008, the Company entered into an employment agreement with Dr. Stephen Barnhill for his employment as Chief Executive Officer.   The employment agreement has a term of two years.  Under the terms of the employment agreement, Dr. Barnhill received a one-time retention signing bonus of $50,000 and his annual base salary is $300,000.  Dr. Barnhill will also be eligible to receive a cash bonus equal to 10% of the Company’s revenue received during the term of the employment agreement; but such cash bonus cannot exceed 300% of his annual base salary.  Dr. Barnhill was also granted an option to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock at an exercise price of $0.08; 5,000,000 of which have vested with the remaining 1,000,000 vesting upon the Company’s Common Stock achieving a minimum share price.  Dr. Barnhill is eligible to be reimbursed monthly for reasonable and necessary business expenses and to receive health insurance benefits and other benefits maintained by us for our executives.  Dr. Barnhill will be entitled to twenty paid vacation days during the calendar year.  If Dr. Barnhill’s employment is terminated for Cause, as that term is defined in the employment agreement, or if Dr. Barnhill terminates the employment agreement for Good Reason, as that term is defined in the employment agreement, then Dr. Barnhill will receive as severance the amount of his base salary for the remainder of the term and an amount equal to the actual cost of ninety days of his COBRA premium payments.  If the employment agreement is terminated for any other reason than for Cause or for Good Reason, Dr. Barnhill is not eligible to receive severance.  The employment agreement also generally provides that Dr. Barnhill will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of 12 months following termination of employment.

We entered into an employment agreement with Mr. R. Scott Tobin  effective April 15, 2009. The employment agreement has an initial term of eighteen (18) months, beginning April 15, 2009, and will automatically renew and continue for successive twelve (12) month periods unless otherwise terminated.   Mr. Tobin will receive an annual base salary of $120,000 and will also be eligible to receive a bonus, which may be paid in cash, stock, enhanced employee benefits or a combination thereof as determined by the Company, of up to one hundred percent (100%) of his salary, based on objectives jointly determined by Mr. Tobin and the Chairman and CEO.   Mr. Tobin was also granted an option to purchase an aggregate of 4,500,000 shares of the Company’s Common Stock at an exercise price of $0.08, which vest over an eighteen (18) month period, and with respect to a portion of the options, the Company attaining certain performance metrics, since achieved.  Mr. Tobin is eligible to receive health insurance benefits and other benefits maintained by us for our executives.   If Mr. Tobin’s employment is terminated without Cause, as defined in the employment agreement, or if Mr. Tobin terminates the employment agreement for Good Reason, as defined in the employment agreement, then Mr. Tobin will receive as severance (i) the maximum incentive bonus he would have received had he remained employed by the Company the later of the entire calendar year in which the termination occurs or the end of the term, (ii) the amount of his base salary for the remainder of the term of the agreement plus ninety (90) days, and (iii) an amount equal to the actual cost of ninety (90) days of his COBRA premium payments.  If the employment agreement is otherwise terminated, Mr. Tobin is not eligible to receive severance, and will only receive his base salary accrued up to the effective date of the termination, any unpaid earned and accrued incentive bonus, payment for accrued and unused vacation, and reimbursement of expenses, if any.  The employment agreement also generally provides that Mr. Tobin will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of twelve (12) months following termination of employment.

On September 15, 2009, we entered into an employment agreement with Mr. John A. Norris for his employment as Chief Operating Officer.  In connection with his service as Chief Operating Officer, Mr. Norris is responsible for business development, primarily creating new strategic partnerships, licenses and contracts to complement the Company’s existing agreements.  The employment agreement with Mr. Norris had an initial term of four months, effective September 1, 2009, and the parties are continuing to perform under the current agreement on a month to month basis. Mr. Norris receives a monthly salary of $10,000. If Mr. Norris’ employment is terminated without Cause, as defined in the employment agreement, or if Mr. Norris terminates the employment agreement for Good Reason, as defined in the employment agreement, then Mr. Norris will receive as severance the amount of his base salary for the remainder of the term of the agreement. If the employment agreement is otherwise terminated, Mr. Norris is not eligible to receive severance, and will only receive his base salary accrued up to the effective date of the termination and reimbursement of expenses, if any. The employment agreement also generally provides that Mr. Norris will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees for a period of ninety days following termination of employment.

Effective December 1, 2009, we entered into an employment agreement with Mr. Thomas L. Gallagher for his employment as Managing Director, SVM Diversified Strategies.  In connection with his service, Mr. Gallagher’s responsibilities include executing on new licensing opportunities for the Company’s SVM technology in the non-medical space.  Mr. Gallagher receives a monthly salary of $10,000.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Stephen Barnhill M.D.	3,000,000	3,000,000	(1)	$0.08	August 15, 2018
R. Scott Tobin	1,000,000	3,500,000	(2)	$0.08	April 29, 2019

(1) The options vest according to the following vesting schedule:  2,000,000 vest on January 1, 2010 and upon the Company’s Common Stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.20 (which occurred on December 1, 2009); and 1,000,000 vest on January 1, 2010 and upon the Company’s Common Stock’s closing price for any 20 consecutive trading days achieving a minimum share price of $0.25.

(2) The options vest according to the following vesting schedule:  On the designated vesting dates, January 1, 2010 (1,500,000 vest) and September 15, 2010 (2,000,000 vest), based upon the Company’s having achieved during the term of the agreement cash on hand in excess of $800,000 or a positive trailing 90-day EBITDA or raising an additional $1,000,000 in capital from new investors excluding the exercise of warrants and options.

Director Compensation

Outside directors are paid $1.00 each year.  Each outside director is awarded options to purchase shares of Company Common Stock as described below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen D. Barnhill, M.D.	$0.00	$0.00	$0.00
R. Scott Tobin	$0.00	$0.00	$0.00
Michael Hanbury (1)	$1.00	$28,400	$28,401
Joseph McKenzie (2)	$1.00	$21,206	$21,207

(1)	1,500,000 warrants granted in 2008. 750,000 remain outstanding as of March 30, 2010 and 750,000 were forfeited upon Dr. Hanbury’s resignation from the Board.

(2)	500,000 options granted in 2009 and remaining outstanding as of December 31, 2009.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of our Common Stock as of March 22, 2010 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and (iv) all of our executive officers and directors as a group.  At March 22, 2010, there were 210,723,486 shares of Common Stock outstanding and 19,402,675 shares of Series B Preferred Stock outstanding.  At March 22, 2010 there were no shares of Series A Preferred Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Dr. Stephen D. Barnhill Chairman of the Board, Chief Executive Officer and Director 2 East Bryan Street, Suite #601 Savannah, GA 31401	24,855,722	(2)	11.58%
R. Scott Tobin President & General Counsel, Director 2 East Bryan Street, Suite #601 Savannah, GA. 31401	2,500,000	(3)	1.17%
D. Paul Graham Director 2 East Bryan Street, Suite #601 Savannah, GA. 31401	0	(4)	0%
Joseph McKenzie Director 2 East Bryan Street, Suite #601 Savannah, GA. 31401	6,056,225	(5)	2.84%
William Quirk 2 East Bryan Street, Suite #601 Savannah, GA 31401	55,461,664	(6)	22.71%
All executive officers and directors as a group (4 persons)	33,411,947		11.99%

(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of March 31, 2010.

(2)	Includes 5,000,000 of vested options. The shares are held by The Barnhill Group LLC, which is wholly owned by Dr. Barnhill.

(3)	Consists of vested options.

(4)	None of Mr. Graham’s options are exercisable within the next 60 days.

(5)	Includes 2,219,802 vested options.

(6)	Includes 33,527,778 vested warrants.

For Equity Compensation Plan Information Table, see Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 30, 2009, we issued a promissory note for $500,000 to Joseph McKenzie, a director and long term shareholder.  The promissory note contained an 8% annual interest rate and was due on January 4, 2010.  The promissory note was secured by certain intellectual property and other assets of the Company.  The proceeds from the promissory note were used for general working capital purposes.  This short term debt financing was intended to serve as a bridge to anticipated future licensing revenues in a manner which is not dilutive to shareholders.  On November 11, 2009, the Company paid in full the outstanding balance of $500,000, with a total payment, including interest, of $514,437, thus eliminating this debt and any collateral obligations on the Company’s intellectual property or other assets.

In July 2008, the Company and DCL Medical Laboratories LLC (“DCL”) entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests for the independent detection of ovarian, cervical and endometrial cancers.  Due to a change in strategic direction involving DCL, we mutually terminated the development and license agreement in January 2010.  At the time we entered into the development and license agreement, Dr. Hanbury, our former director, was President, CEO and a shareholder of DCL Medical Laboratories.

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 30, 2010, the following directors are independent according to those standards: Joseph McKenzie and Paul Graham.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2009 and 2008.

	2009	2008

Audit Fees	$72,938	$86,000

Audit-Related Fees	$12,325	---

Tax Fees	---	---

Sub-Total	$85,263	$86,000

All Other Fees	$-	$4,083

Total Fees	$85,263	$90,083

Audit Fees.  This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2009 and 2008, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the SEC during 2009 and 2008, including out of pocket expenses.

Audit-Related Fees.  This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.  No such fees were billed in 2008.

Tax Fees.  This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2009 and 2008.  No such fees were billed in 2009 or 2008.

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

ITEM 15.  EXHIBITS.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(b) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-K:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

10.1	Employment Agreement between the Company and Stephen Barnhill dated August 15, 2008. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed August 18, 2008. *

10.2	License Agreement between the Company and Clarient, Inc. dated July 31, 2007. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed August 3, 2007.

10.2(a)	Amendment to License Agreement between Health Discovery Corporation and Clarient, Inc., dated January 13, 2009. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed February 5, 2009.

10.3	Securities Purchase Agreement by and among the Company, the Cash Purchasers and the Lender Purchasers. Registrant incorporates by reference Exhibit 10.11 to Form 10-QSB filed August 16, 2007.

10.4	Form of Warrant to Cash and Lender Purchasers. Registrant incorporates by reference Exhibit 10.14 to Form 10-K filed March 31, 2008.

10.5	Amendment to Stock Purchase Warrant with Dr. Richard Caruso. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed August 18, 2008.

10.6	Option Award to Stephen D. Barnhill, M.D. dated August 15, 2008. Registrant incorporates by reference Exhibit 10.3 to Form 8-K filed August 18, 2008. *

10.7
License and Development Agreement by and between the Company and DCL Medical Laboratories, LLC dated July 14, 2008.  Registrant incorporates by reference Exhibit 10.17 to Registration Statement on Form S-1 filed September 19, 2008.

10.7(a)	Mutual Termination and Release Agreement between the Company and DCL Medical Laboratories, LLC dated January 28, 2010. Filed herewith.

10.8	License Agreement between Health Discovery Corporation and Abbott Molecular Inc., dated January 30, 2009. Registrant incorporates by reference Exhibit 10.13 to Form 10-K filed March 31, 2009.**

10.9
License Agreement between Health Discovery Corporation and Quest Diagnostics Incorporated, dated January 30, 2009. Registrant incorporates by reference Exhibit 10.3 to Form 8-K filed February 5, 2009. **

10.10	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.15 to Form 10-K filed March 31, 2009.

10.10(a)	Form of Amendment to Securities Purchase Agreement. Filed herewith.

10.10(b)	Form of Amended and Restated Securities Purchase Agreement. Filed herewith.

10.11	Employment Agreement between the Company and R. Scott Tobin dated as of April 15, 2009. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed May 5, 2009. *

10.12	Option Award to R. Scott Tobin dated April 29, 2009. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed May 5, 2009. *

10.13	Employment Agreement between the Company and John Norris dated as of September 1, 2009. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed September 18, 2009. *

10.14	Secured Promissory Note by the Company in favor of Joseph McKenzie. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed July 7, 2009. *

10.15	Form of 2009 Option Award. Filed herewith. *

10.16	Form of 2010 Option Award. Filed herewith. *

10.17	Development Agreement by and among the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated dated March 11, 2010. Filed herewith.

10.18	Licensing Agreement by and among the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated dated March 11, 2010. Filed herewith.

10.19	License Agreement, dated August 22, 2008, by and between the Company and Smart Personalized Medicine, LLC. Filed herewith.

10.20	Amendment to License Agreement by and between the Company and Smart Personalized Medicine, LLC dated as of March 11, 2010. Filed herewith.

10.21	Employment Agreement by and between the Company and Thomas Gallagher effective December 1, 2009. Filed herewith. *

21.1	Subsidiaries of the Registrant. Filed herewith.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

* management contract or compensatory plan or arrangement

** portions of exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DISCOVERY CORPORATION

By:	/s/ Stephen D. Barnhill, M.D.

Stephen D. Barnhill, M.D.

Chairman and Chief Executive Officer

Date: March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Stephen D. Barnhill M.D.	Chief Executive Officer and Chairman	March 31, 2010
Stephen D. Barnhill M.D.

/s/R. Scott Tobin	President, General Counsel,	March 31, 2010
R. Scott Tobin	Principal Financial Officer and Director

/s/Joseph McKenzie, D.V.M.	Director	March 31, 2010
Joseph McKenzie, D.V.M.

/s/D. Paul Graham	Director	March 31, 2010
D. Paul Graham

Hancock Askew & Co LLP
100 Riverview Drive
Savannah, GA 31404

Report of Independent Registered Public Accounting Firm

Board of Directors
Health Discovery Corporation
Savannah, Georgia

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2009 and 2008, the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
March 30, 2010

HEALTH DISCOVERY CORPORATION

Balance Sheets

December 31, 2009 and 2008

Assets
	2009	2008

Current Assets
Cash	$2,328,912	325,887
Certificates of Deposit	622,358	-
Accounts Receivable	112,500	112,500
Prepaid Expense and Other Current Assets	15,569	34,355

Total Current Assets	3,079,339	472,742

Equipment, Less Accumulated Depreciation of $19,251 and $25,947	24,667	14,888

Other Assets
Deferred Charges	10,336	-
Patents, Less Accumulated Amortization of $1,468,412 and $1,205,693	2,517,382	2,780,101

Total Assets	$5,631,724	3,267,731
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable – Trade	$570,837	220,972
Accrued Liabilities	214,122	245,742
Deferred Revenue	39,375	57,153

Total Current Liabilities	824,334	523,867

Deferred Revenue – Long Term	504,560	396,562

Dividends Payable	14,993	-
Total Liabilities	1,343,887	920,429

Commitments and Contingencies

Stockholders’ Equity
Series A Preferred Stock, Convertible, Stated Value of $0.08 per Share,
7,437,184 Authorized, Issued and Outstanding 0 and 7,437,184 respectively	-	594,975
Series B Preferred Stock, Convertible, 20,625,000 Shares Authorized, Issued
and Outstanding 19,402,675 and 0 Shares, respectively	1,490,015	-
Common Stock, No Par Value, 300,000,000 Shares Authorized,
Issued and Outstanding 194,462,847 and 169,522,590 Shares, respectively	18,807,239	15,744,873
Accumulated Deficit	(16,009,417)	(13,992,546)

Total Stockholders' Equity	4,287,837	2,347,302

Total Liabilities and Stockholders' Equity	$5,631,724	3,267,731

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues
Licensing and Development	$61,803	65,731

Expenses:
Amortization	262,719	262,719
Professional and Consulting Fees	406,786	757,748
Compensation	939,029	745,918
Other General and Administrative Expenses	461,257	484,806
Total Expenses	2,069,791	2,251,191
Net Loss from Operations	(2,007,988)	(2,185,460)

Other Income (Expense):
Interest Income	6,393	39,160
Interest Expense	(15,276)	(1,161)
Total Other Income (Expense)	(8,883)	37,999
Net Loss	$(2,016,871)	(2,147,461)

Preferred stock dividends	14,993	-

Loss attributable to common shareholders (Basic and Diluted)	$(2,031,864)	(2,147,461)

Weighted Average Outstanding Shares (Basic and Diluted)	173,418,302	169,165,786

Loss Per Share (Basic and Diluted)	$(.01)	(.01)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2009 and 2008

	Issued and Outstanding
	A Preferred Shares	B Preferred Shares	Common Shares	A Preferred Amount	B Preferred Amount	Common Amount	Accumulated Deficit	Total Stockholders' Equity
Balance – January 1, 2008	7,437,184	-	169,007,206	$594,975	$-	$15,390,609	$(11,845,085)	$4,140,499
Shares issued pursuant to the terms of the Securities Purchase Agreement for no additional consideration	-		515,384	-	-	36,077	-	36,077
Share-based Compensation and Expense	-		-	-	-	318,187	-	318,187

Net Loss	-		-	-	-	-	(2,147,461)	(2,147,461)

Balance - December 31, 2008	7,437,184	-	169,522,590	$594,975	$-	$15,744,873	$(13,992,546)	$2,347,302
Shares issued pursuant upon the exercise of warrants			17,503,073	-	-	2,450,430	-	2,450,430
Stock issued in connection with sales of Series B Preferred Stock	-	19,402,675			1,490,015			1,490,015
Share-based Compensation and Expense	-		-	-	-	31,954	-	31,954
Series A Preferred Stock Exchanged for Common Stock	(7,437,184)		7,437,184	(594,975)	-	594,975	-	-
Series B Preferred Stock Dividends						(14,993)		(14,993)

Net Loss	-		-	-	-	-	(2,016,871)	(2,016,871)

Balance - December 31, 2009	-	19,402,675	194,462,847	$-	1,490,015	$18,807,239	$(16,009,417)	$4,287,837

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(2,016,871)	$(2,147,461)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock Issued Pursuant to Shareholder Agreement	-	36,077
Share-based Compensation and Expense	31,954	318,187
Depreciation and Amortization	269,062	268,147

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	-	112,500
(Increase) Decrease in Prepaid Expense & Other Assets	8,448	(526)
Increase (Decrease)in Accounts Payable – Trade	349,865	159,799
(Decrease) Increase in Deferred Revenue	90,220	(62,708)
(Decrease) Increase in Accrued Liabilities	(31,618)	6,153

Net Cash Used by Operating Activities	(1,298,940)	(1,309,832)

Cash Flows From Investing Activities:
Purchase of Equipment	(16,122)	(12,720)
Purchase of Certificates of Deposits	(622,358)	-

Net Cash Used by Investing Activities	(638,480)	(12,720)

Cash Flows From Financing Activities:
Proceeds from Related Party Note Payable	500,000	-
Repayment of Related Party Note Payable	(500,000)	-
Proceeds from Warrant Exercise	2,450,430	-
Proceeds from Issuance of Preferred B Stock	1,490,015	-

Net Cash Provided by Financing Activities	3,940,445	-

Net Increase (Decrease) in Cash	2,003,025	(1,322,552)

Cash, at Beginning of Period	325,887	1,648,439

Cash, at End of Period	$2,328,912	$325,887

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$15,276	$1,161

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired patents and has patent pending applications for certain machine learning tools, primarily pattern recognition techniques using advanced mathematical algorithms to analyze large amounts of data thereby uncovering patterns that might otherwise be undetectable.  Such machine learning tools are currently in use for diagnostics and drug discovery, but are also marketed for other applications.  The Company licenses the use of its patented protected technology and may provide services to develop specific learning tools under development agreements or to sell to third parties.

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

RECLASSIFICATIONS

Certain amounts from 2008 have been reclassified to conform to the presentation used in 2009.  Items previously classified as cost of revenues have been reclassified to operating expenses.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties receivable from customers based upon those customers estimated sales of the products or diagnostic tests containing patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis.  The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured.  As of December 31, 2009 and 2008, all amounts receivable were from a single customer and considered fully collectable.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external and in-house legal costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2009, the Company does not believe there has been any impairment of its intangible assets.

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

Valuation and Amortization Method – The fair value awards of stock which do not contain a market condition target are estimated on the grant date using the Black-Scholes option-pricing model. The fair value of options which contain a market condition, such as a specified hurdle price, is estimated on the grant date using a probability weighted fair value model similar to a lattice valuation model.  Both the Black-Scholes and the probability weighted valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates.

Expected Term – The expected term of the award represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  Given the lack of historical data and early-stage nature of the Company's operations, the expected term is estimated as the contractual term.

Expected Volatility – Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility, employing prior period equivalent to the expected term to estimate expected volatility.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s past research and development costs have been minimal due to the unique relationships we have maintained with the members of our scientific team and their institutions.  Our total R&D costs have consisted  primarily of the consultant fees paid to members of our scientific advisory board. The consultant fees consisted of $13,697 for 2009 and $14,160 for 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would cause an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2009 and 2008 include options and warrants outstanding of 100,615,177 and 128,777,644 at December 31, 2009 and 2008, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account.  From time-to-time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

NEW ACCOUNTING PRONOUNCEMENTS

ASC Topic 105 incorporates the July 2009, FASB issuance of SFAS No. 168, Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) and supersedes all existing accounting standards as the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification is considered non-authoritative, except for additional authoritative rules and interpretive releases of the SEC and applicable only to SEC registrants.  The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applied beginning in the third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

In November 2008, the FASB issued Codification No. 323, Equity Method Investment Accounting Considerations ("ASC 323"). ASC 323 clarifies accounting for certain transactions and impairment considerations involving the equity method, including initial measurement, decrease in investment value and change in level of ownership or degree of influence. ASC 323 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. We adopted ASC 323 on January 1, 2009, and the adoption did not have an impact on our financial statements.

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

The Company received $150,000 in cash in February 2009 in connection with two licensing agreements completed in the first quarter of 2009. Deferred revenue of $150,000 was recorded and will be recognized as income over the estimated remaining term of the underlying patents of approximately 15 years, subject to the terms of the license agreement.

The Company treats the incremental direct cost of revenue arrangements, which consists principally of employee bonuses, as deferred charges and such incremental direct costs are amortized to expense using the straight-line method over the same term, subject to the terms of the license agreement.

The Company had total unearned revenue of $543,935 as of December 31, 2009. The long term portion of unearned revenue represents the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to sixteen years.

The expected future annual recognition of revenue is as follows:

For the Year Ending December 31,

2010	$39,375
2011	39,375
2012	39,375
2013	39,375
2014	39,375
Thereafter	347,060
Total expected future annual amortization	$543,935

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery.

The cost and accumulated amortization for 2009 and 2008 are as follows:

	2009	2008
Cost of Patents	$3,985,794	$3,985,794
Accumulated Amortization	(1,468,412)	(1,205,693)
Patents, net of Amortization	$2,517,382	$2,780,101

Amortization charged to operations for each of the years ended December 31, 2009 and 2008 was $262,719.  The weighted average amortization period for patents is 14 years.  Estimated amortization expense for the next five years is $262,719 per year.

Note D – INVESTMENTS

At December 31, 2009 the Company had certificates of deposit at a financial institution with maturities ranging from 3 months to 9 months.  These certificates of deposits bear interest at rates from 1.00% to 1.39%.  The fair value of the certificates of deposit approximate the carrying value due to the short maturity on the investment and comparison to similar instructions.

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but does not have control over the entity and is not considered the primary beneficiary.  Accordingly, the investment is accounted for using the equity method of accounting.  The Company’s initial investment was $5,000 and the license to use the SVM technology applied to financial markets.  The carrying value of this investment was zero as of December 31, 2009 and December 31, 2008.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D – INVESTMENTS- continued

In August 2008, pursuant to a license agreement, as amended, we contributed a license to Smart Personalized Medicine, LLC (“SPM”) in return for a 20% equity interest.  SPM is a company founded by a former director and current senior advisor to attempt to develop a breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. There was no financial activity in this entity in 2008 or 2009.  In March 2010, the Company announced a deal with Quest Diagnostics and SPM to develop breast cancer products.  See Note L for additional detail regarding the transaction with Quest Diagnostics.  With respect to SPM revenues received unrelated to the arrangement with Quest Diagnostics, we will receive a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test.   The Company has no contractual obligation to provide any funds to this venture.   The net value of the investment was zero as of December 31, 2009 and December 31, 2008.

Note E – LICENSE FEES EXPENSE - LICENSE AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”).  The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently.  The license granted will continue for the entire unexpired term of Lucent’s patents.  During both 2009 and 2008, the Company paid  $10,000 in royalty fees to Lucent.

Note F – INCOME TAXES

The Company has incurred net losses since inception, and we have determined that it is more likely than not we will be unable to benefit in the future from the accumulated  net operating loss.  Consequently, we have not recorded any U.S. federal or state income tax expense or benefit.  We have no recorded income tax provision or benefit for the fiscal years ending December 31, 2009 or 2008.

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2009 and 2008.

	2009	2008
Deferred tax assets:
Net operating loss carry-forward	$4,305,217	$3,655,365
Deferred revenue	184,938	154,263
Contributions	3,341	2,491
Depreciation and amortization	894	1,148
Warrants and options granted	272,026	560,136

Total	4,766,415	4,373,403
Less valuation allowance	(4,766,415)	(4,373,403)

Net deferred taxes	-	-

As of December 31, 2009, an increase in the valuation allowance of $393,013 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – INCOME TAXES - continued

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ending December 31, 2009 and 2008 as follows:

	2009	2008
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.0)	(3.0)
Valuation allowance	37.0	37.0
Effective tax rate (benefit)	-	-

The Company has unused net operating loss carry-forwards of approximately $12.6 million that are available to offset future income taxes payable. The net operating losses will expire beginning in 2021.

 Based in its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The Company’s evaluation was performed for all tax years which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2009.

Note G – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

On June 30, 2009, the Company issued a secured promissory note to a director of the Company in the amount of $500,000.  The note contained an 8% annual interest rate and was due on January 4, 2010.  The note was completely repayable by the Company at any time without any related fees or penalties.  The holder had the right to demand payment of the note upon certain Events of Default (as defined in the note).  The note was secured by certain intellectual property and other assets of the Company. On November 11, 2009, the Company paid in full the outstanding balance of this $500,000 secured promissory note with a total payment, including interest, of $514,437, thus eliminating all Company debt under the note and any collateral obligations on the Company's intellectual property or other assets.

Note H – COMMITMENTS

The Company is a party to a three year lease for the corporate office.  The Company currently pays $1,741 per month. The lease is considered an operating lease and terminates June 30, 2010.  Future lease payments under the term of the lease will be $10,446 in 2010.

Note I – STOCK COMPENSATION AND OTHER DERIVATIVE SECURITIES

Information about options and warrants outstanding for 2009 and 2008 is summarized below:

Number of Derivative Securities Issued	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price
Outstanding beginning of year	128,777,644	$0.16	162,599,644	$0.17
Granted	5,000,000	$0.08	8,750,000	$0.08
Exercised	(17,503,073)	$0.14	0
Expired un-exercised	(15,659,394)	$0.15	(42,572,000)	$0.21
Outstanding end of the year	100,615,177	$0.16	128,777,644	$0.16
Exercisable December 31	92,615,177	$0.16	120,527,644	$0.16

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I – STOCK COMPENSATION AND OTHER DERIVATIVE SECURITIES, continued

December 31, 2009
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.08	14,300,000	7.75	6,300,000	7.03
$0.13	2,500,000	2.0	2,500,000	2.0
$0.14	32,276,355	0.75	32,276,355	0.75
$0.19	51,538,822	0.75	51,538,822	0.75
Total	100,615,177	1.8	92,615,177	1.3

As of December 31, 2009, there was approximately $126,017 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1 year.  The aggregate intrinsic value of all options and warrants outstanding and exercisable as of December 31, 2009 was $8,013,729.

In the first quarter of 2008, the Company fully vested a 1,500,000 warrant grant for a retiring director by accelerating the vesting of 375,000 warrant shares exercisable at $0.13.  A charge of $44,438 was recorded as directors’ fees.

In June 2008, a warrant to purchase 1,500,000 shares of Company common stock at an exercise price of $0.08, vesting over three years and expiring in six years, was issued by the Company to a new director.  The value of $85,200 has been charged as directors’ fees over the vesting period.   See Note L – Subsequent Events, regarding the forfeiture of a portion of the warrant shares.

The Company granted 1,250,000 options to an advisor during the third quarter of 2008.  The fair value of each option granted was $0.06 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.62%, an expected life of 5 years, and volatility of  98.61%.  The aggregate computed value of these options was $74,693, and this amount will be charged as expense over the two-year vesting period.

The Company entered into an award agreement on August 15, 2008 with the Chief Executive Officer granting 6,000,000 stock options.  The options vest in the following increments once both the service condition, indicated by the applicable Vesting Date, and the market condition, indicated by attaining the minimum share price for any 20 consecutive trading days, are satisfied.

Vesting Date	Minimum Share Price	Number of Options

August 15, 2008	$0.10	1,000,000

January 1, 2009	$0.15	2,000,000

January 1, 2010	$0.20	2,000,000

January 1, 2010	$0.25	1,000,000

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I – STOCK COMPENSATION AND OTHER DERIVATIVE SECURITIES, continued

The August 15, 2008, January 1, 2009 and January 1, 2010 conditions have been satisfied with respect to 5,000,000 of these stock options.

The fair value of each option was $0.03 and was estimated on the date of the grant using a probability weighted fair value model similar to a lattice valuation model with the following assumptions: dividend yield at 0%, risk free interest rate of 3.50%, an expected life of 6 years, and volatility of 106.52%.  The aggregate computed value of these options was $172,485 and this amount will be charged as expense over the 1.4 year vesting period.  Expense of $119,898 and $52,587 was recorded in 2009 and 2008 respectively.

On April 29, 2009, the Company entered into an employment agreement with the Company’s President and General Counsel.  Pursuant to the terms of the employment agreement, an option to purchase an aggregate of 4,500,000 shares of the Company’s common stock at an exercise price of $0.08 was granted.  One million of the options vested immediately and the rest vest over an eighteen (18) month period provided that the Company attains certain performance metrics, as more fully described below.

Each portion of the option grant vests as shown in the table below only if and when (1) the executive has been continuously employed by the Company through the applicable Vesting Date, and (2) with respect to the options that have Vesting Dates of January 1 and September 15, 2010, the option shall not vest until either the Company has (i) cash on hand in excess of $800,000, or (ii) a positive, trailing 90-day EBITDA, or (iii) raised an additional $1,000,000 in capital from new investments, excluding any proceeds from the exercise of any warrants or options.

Vesting Date	Number of Options

April 10, 2009	1,000,000

January 1, 2010	1,500,000

September 15, 2010	2,000,000

One million options granted vested immediately.  The January 1, 2010 conditions have been satisfied, as have the performance metrics related to the September 15, 2010 vesting date stock options.

The fair value of each option was $0.03 and was estimated on the date of the grant using a probability weighted fair value model similar to a lattice valuation model with the following assumptions: dividend yield at 0%, risk free interest rate of 3.50%, an expected life of 6 years, and volatility of 104.86%.  The aggregate computed value of these options was $175,331 and this amount will be charged as expense over the 1.7 year vesting period. Expense of $120,774 was recorded in 2009 in connection with this option grant.

Also during the second quarter of 2009, in connection with an appointment to the Company’s Board of Directors, the Company granted the new director an option to purchase 500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.08, and expire on April 29, 2015.  The fair value of each option granted was $0.06 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 3.50%, an expected life of 6 years, and volatility of  104.91%.  The aggregate computed value of these options was $28,292, and this amount will be charged as expense over the one year vesting period.

Stock-based expense included in the 2009 net loss consisted of $31,954 in compensatory warrants, options and stock for professional consulting services and compensation.  Stock-based expense included in the net loss for 2008 consisted of $318,187 for the issuance of common stock, warrants and options.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I – STOCK COMPENSATION AND OTHER DERIVATIVE SECURITIES, continued

The following table shows stock-based compensation and expense recorded in 2009 and 2008:

	2009	2008
Options and Warrants Issued for Services	$86,967	$227,002

Stock Based Compensation Expense	240,663	91,185

Stock Based Compensation Expense reversal	(295,676)	-

Net Increase	$31,954	$318,187

During the fourth quarter of 2009, the Company reversed a previous accrual of expense for warrants for consulting services in the amount of $361,000 as the warrants were not issued and the Company has no obligation or intent to do so.  Of the $361,000 reversed, approximately $65,000 was accrued ratably during the first three quarters of 2009 and $296,000 had been accrued through December 31, 2008.  This amount was not considered material for restatement and was recorded in the fourth quarter of 2009 as a reduction in stock compensation expense.

Note J - STOCKHOLDERS’ EQUITY

In August 2008, the Company issued 515,384 shares of common stock to certain investors, pursuant to the terms of the Securities Purchase Agreement dated August 15, 2007, for no additional consideration.  The Company recorded expense of $36,076 or $0.07 per share.  The Company did not issue any other shares during the twelve months ended December 31, 2008.

 In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.14 (the “Tranche 1 Warrants”). Pursuant to the terms of the Tranche 1 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 1 Warrants if the market price for the Company’s common stock is $0.17 for a period of thirty consecutive calendar days, which occurred on November 6, 2009, or forfeit the right to acquire those shares.  On November 7, 2009, the Company exercised its call rights related to certain of the Tranche 1 Warrants.  As a result, the holders of the Tranche 1 Warrants who received the Company’s call notice were obligated to purchase 17,637,467 shares of common stock or forfeit an equal number of Tranche 1 Warrants.  The number of Tranche 1 warrant shares not called by the Company was 8,131,944. As of December 31, 2009, 15,878,073 shares of common stock have been purchased relating to the call notice and Tranche 1 Warrants to purchase 1,759,394 shares were forfeited. Additional warrants not subject to the call notice totaling 1,625,000 shares were also exercised.  As of December 31, 2009, the total remaining unexercised Tranche 1 Warrants is 31,276,358.

Series A Preferred Stock

The shares of Series A Preferred Stock were entitled to be converted by the holders into common stock by of the Company at any time without the payment of additional consideration.  The Series A Preferred Stock had to be converted into common stock of the Company when the trading value of the common stock of the Company exceeded $0.12 per share for a period of 30 consecutive calendar days.  The holder of the Series A Preferred Stock had the right to receive dividends, the right to vote on matters presented to the common stockholders, and a preference right in the event of liquidation in an amount equal to $594,975.  The Company had a right to redeem the shares of Series A Preferred Stock upon the fifth anniversary of the issue date at a redemption price of $0.08 per share if not previously converted.  On November 4, 2009, as a result of the trading value of the Company’s common stock exceeding $0.12 per share for a period of 30 consecutive calendar days, all outstanding shares of Series A Preferred Stock converted by its terms into 7,437,184 shares of common stock.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – STOCKHOLDERS’ EQUITY - continued

Series B Preferred Stock

During the first quarter of 2009 the Board of Directors authorized the designation of Series B Preferred Stock. The number of shares originally constituting the Series B Preferred Stock was 13,750,000, however, during the fourth quarter of 2009 the Board of Directors authorized the increase in the number of shares constituting the Series B Preferred Stock to 20,625,000. The Company sold to individual investors a total of 19,402,675 shares of Series B Preferred Stock for $1,490,015, net of associated expenses, in 2009.  The Series B Preferred Stock has not been registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Companys issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends in the amount of $14,993 have been accrued for Series B Preferred stock as of December 31, 2009.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but shall not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders is equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years.

No dividend payment will be made if, after the payment of such dividend, the Company would not be able to pay its debts as they become due in the usual course of business, or the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved, to satisfy the preferential rights upon the dissolution to shareholders whose preferential rights are superior to those receiving the dividend.

Note K - RELATED PARTY TRANSACTIONS

The Company acquired a specialized cryogenic freezer system used to keep tissue samples from the Chief Executive Officer on July 11, 2008 for $9,752.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note L – SUBSEQUENT EVENTS

The Company received the final payment of $112,500, net of certain legal fees, that was due under an agreement that settled the Company’s patent infringement lawsuit against Vermillion, formerly known as Ciphergen Biosystems.

One of our directors resigned during the first quarter of 2010.  As a result of his resignation, he forfeited options to acquire 750,000 shares of common stock at $0.08 because the vesting provisions will not be satisfied.  A new outside director has been appointed to replace a director who resigned for personal reasons and in connection with such appointment, the new director was granted options to acquire 1,500,000 shares of common stock at $0.26 per share.

In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.19 (the “Tranche 2 Warrants”). Pursuant to the terms of the Tranche 2 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 2 Warrants if the average of the last reported closing bid and asked prices on such day on the Over-the-Counter Bulleting Board for the Company’s common stock was $0.24 for a period of thirty consecutive calendar days, which occurred on February 28, 2010, or forfeit the right to acquire those shares.  The Company exercised its call rights relating to certain of the Tranche 2 Warrants.  As a result, the holders of the Tranche 2 Warrants who received the Company’s call notice were obligated to purchase 14,731,217 shares of restricted common stock or forfeit an equal number of Tranche 2 Warrant shares.  The number of Tranche 2 warrant shares not called was 8,131,944 and 2,906,250 of the subject Tranche 2 Warrant shares had already been exercised. The number of shares of common stock purchased relating to the call notice was 11,729,390 and 3,001,827 Warrants were forfeited.  The Company has received $2,228,584 in gross proceeds from the purchase of the common stock related to the call provision.

Exercised warrants from January 1, 2010 through March 23, 2010 that were not subject to the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,939.  There are Tranche 2 Warrants to acquire 33,276,355 common shares outstanding.

On March 11, 2010, the Company, Smart Personalized Medicine, LLC  and Quest Diagnostics Incorporated  entered into a Development Agreement.  The Company, SPM and Quest also entered a related Licensing Agreement (the “Quest License”).  In consideration for the license, Quest will separately make payments to the Company and SPM.  Payments to the Company will include a $500,000 up front “Development License Fee,” monthly “License Maintenance Fees” equal to $8,750 per month for the first year and $17,500 per month for each year thereafter. Quest will also pay, upon the publication of a study performed for the Validation Work, an Initial Product License Fee of $125,000 for each of the first two Products, and Royalty Payments equal to 2.45% of the net sales of each Licensed Product.

Effective March 11, 2010, the Company and SPM amended the original License Agreement, dated August 22, 2008  pursuant to which HDC had licensed its intellectual property to SPM for use in the development of breast cancer products.  As amended, the Company will receive all payments under the Quest Development Agreement and License Agreement directly from Quest, and SPM will not be required to make any additional payments to the Company related to either such agreement.  In addition, the Company’s equity percentage interest in SPM was increased from 15% to 20%, and such equity percentage interest may be diluted only to the same extent and in the same manner as each other initial equity percentage interest holder; provided, however, that when raising additional equity, SPM must obtain the Company’s prior written approval of the terms and conditions of such equity offering.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note M – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

The Company has received letters from an investor in the Company’s 2007 private placement (“2007 Private Placement”), claiming (a) that  certain rights to receive additional common stock of the Company for no additional consideration have been triggered by certain actions of the Company, (b) breaches of its contractual rights to approve certain issuances of derivative securities, (c) breaches of other covenants made by the Company in the 2007 Private Placement, (d) the Company had violated its SEC disclosure obligations, and (e) various breaches by the members of the Board of Directors of their fiduciary duties.  The Company denies the allegations and intends to vigorously defend these claims.  However, due to the uncertainties inherent in litigation, we cannot predict the outcome of this matter if the investor brings suit against the Company.  Such a lawsuit would be time consuming, distract our management from the business of the Company and result in substantial expenditures to defend the claim, each of which could have a material adverse impact on our business, financial condition and results of operations.  Moreover, if we are unsuccessful in defending against the claims, the Company may be required, among other things, to issue approximately 146,664,375 shares to such investor, and, if all of the other investors in the 2007 Private Placement sought the same remedy, the Company may be required to issue approximately 1,099,494,872 shares in the aggregate.  Issuing any significant portion of such shares of Common Stock would cause substantial dilution to existing shareholders.