Form 10-Q
period 2010-03-31
HEALTH DISCOVERY CORP
filed 2010-05-17
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 13, 2010

Common Stock, no par value	210,723,486

Series A Preferred Stock	0

Series B Preferred Stock	19,402,675

ii

iii

PART I
FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION
Balance Sheet

Assets
	March 31,	December
	2010 (unaudited)	31, 2009
Current Assets
Cash	$3,877,565	2,328,912
Certificates of Deposit	1,303,501	622,358
Accounts Receivable	541,666	112,500
Prepaid Expenses and Other Assets	90,841	15,569
Total Current Assets	5,813,573	3,079,339

Equipment, Less Accumulated Depreciation of $21,233 and $19,251	27,849	24,667

Other Assets
Deferred Charges	56,973	10,336
Patents, Less Accumulated Amortization of $1,534,092 and $1,468,412	2,451,702	2,517,382

Total Assets	$8,350,097	5,631,724

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$541,073	570,837
Accrued Liabilities	393,442	214,122
Dividends Payable	76,435	-
Deferred Revenue	75,520	39,375

Total Current Liabilities	1,086,470	824,334

Deferred Revenue – Long Term	955,903	504,560
Dividends Payable	78,296	14,993

Total Liabilities	2,120,669	1,343,887

Commitments and Contingencies (Note H)

Stockholders’ Equity

Series B Preferred Stock, Convertible, 20,625,000 Shares Authorized, 19,402,675 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized 210,723,486 Shares Issued and Outstanding March 31, 2010 and 194,462,847 Shares Issued and Outstanding December 31, 2009	21,761,823	18,807,239
Accumulated Deficit	(17,022,410)	(16,009,417)
Total Stockholders’ Equity	6,220,428	4,287,837

Total Liabilities and Stockholders' Equity	$8,350,097	5,631,724

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Revenues:
Licensing	$54,178	$16,690

Operating Expenses:
Amortization	65,680	65,680
Professional and Consulting Fees	350,182	280,718
Compensation	397,487	167,889
Other General and Administrative Expenses	257,869	61,188
Total Operating Expenses	1,071,218	575,475

Loss From Operations	(1,017,040)	(558,785)

Other Income (Expense)
Interest Income	4,206	1,641
Interest Expense	(159)	(314)
Total Other Income (Expense)	4,047	1,327

Net Loss	$(1,012,993)	$(557,458)

Preferred stock dividends	$139,738	-

Loss attributable to common shareholders	$(1,152,731)	$(557,458)

Weighted Average Outstanding Shares	199,543,994	169,522,590

Loss Per Share (basic and diluted)	$(.01)	$(.00)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
(unaudited)
For the Three Months Ended March 31, 2010 and 2009
	Three Months	Three Months
	Ended	Ended
Cash Flows From Operating Activities	March 31, 2010	March 31, 2009
Net Loss	$(1,012,993)	$(557,458)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	21,312	58,340
Services Exchanged for Warrants	33,488	38,186
Depreciation and Amortization	67,642	67,119
Increase in Accounts Receivable	(429,166)	-
Increase in Deferred Charges	(46,636)	(26,212)
(Increase) Decrease in Interest Receivable	(363)	151
Increase in Deferred Revenue	487,488	133,310
(Increase) Decrease in Prepaid Expenses and Other Assets	(74,910)	10,965
Increase (Decrease) in Accounts Payable – Trade	(29,764)	149,192
Increase (Decrease) in Accrued Liabilities	179,320	(36,638)
Net Cash Used by Operating Activities	(804,582)	(163,045)

Cash Flows From Investing Activities:
Purchase of Certificates of Deposit	(681,143)	-
Purchase of Equipment	(5,144)	(2,465)
Net Cash Used by Investing Activities	(686,287)	(2,465)

Cash Flows From Financing Activities:
Proceeds from Sales of Preferred B Stock	-	250,000
Proceeds from the Exercise of Warrants	3,039,522	-
Increase in Stock Subscriptions Receivable	-	(100,000)

Net Cash Provided by Financing Activities	3,039,522	150,000

Net Increase (Decrease) in Cash	1,548,653	(15,510)

Cash, at Beginning of Period	2,328,912	325,887

Cash, at End of Period	$3,877,565	$310,337

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$159	$314

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

In June 2009, the FASB issued ASC 810, Consolidations, to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the  elimination of the qualifying special-purpose entity concept  and (2) constituent concerns about the application of  accounting and disclosures which do not provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The adoption of this standard did not have a material effect on our financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. ASU also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update is effective for interim periods beginning after August 28, 2009. The adoption of this standard did not have a material effect on our financial position or results of operations.

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

During the first quarter the Company signed a License Agreement which required an initial payment to the Company from Quest of $500,000.

The Company recognized deferred revenue in connection with such licensing agreement of $500,000 which will be recognized as income over the approximate 9 year weighted average remaining term of the patents subject to the License Agreement.

In addition, during the first quarter the Company signed a Development Agreement with Quest.  The Development Agreement, in the amount of $375,000 requires the Company to perform services to assist Quest in developing and obtaining regulatory approval for certain products.  Revenue of $41,666 was recorded in March for the Development Agreement and $333,334 will be recognized as income over the remaining estimated development period of 8 months.

The Company treats the incremental direct cost of revenue arrangements, which consists principally of employee bonuses, as deferred charges and these incremental direct costs are amortized to expense using the straight-line method over the same term as the related deferred revenue recognition.

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $1,031,423 as of March 31, 2010.  Unearned revenue of $75,520 is recorded as current and $955,903 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER OUTSTANDING DERIVATIVE SECURITIES

Stock-based expense included in our net loss for the three months ended March 31, 2010 consisted of $54,800 for options granted to executives and directors. Stock-based expense included in our net loss for the three months ended March 31, 2009 was $96,526.

As of March 31, 2010 and March 31, 2009 there was $336,116 and $249,837, respectively, of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods with a weighted average of approximately 2.5 years.

One of our directors resigned during the first quarter of 2010 due to other work commitments.As a result of his resignation, he forfeited options to acquire 750,000 shares of common stock at $0.08 because the vesting provisions will not be satisfied.

A new outside director has been appointed to replace the director who resigned. In connection with this appointment to the Company’s Board of Directors, the Company granted the new director an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.26, and expire on February 24, 2015.  The fair value of each option granted was $0.205 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.73%, an expected life of 5 years, and volatility of 1.0816%.  The aggregate computed value of these options was $307,469, and this amount will be charged as expense over the three year vesting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER OUTSTANDING DERIVATIVE SECURITIES, continued

The following schedule summarizes combined stock option and warrant information for the three months ended March 31, 2010 and the twelve months ended December 31, 2009:

2009	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	128,777,644	$0.16
Granted	5,000,000	$0.08
Exercised	(17,503,073)	$0.14
Expired un- exercised	(15,659,394)	$0.15
Outstanding, December 31, 2009	100,615,177	$0.16
2010
Granted	1,500,000	$0.26
Exercised	(16,260,642)	$0.19
Expired un-exercised	(3,751,828)	$0.17

Outstanding, March 31, 2010	82,102,707	$0.15

The following schedule summarizes combined stock option and warrant information as of March 31, 2010

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.08	13,550,000	7.7	6,300,000	7.7
$0.13	2,500,000	1.9	2,500,000	1.9
$0.14	31,276,357	0.5	31,276,357	0.5
$0.19	33,276,350	0.5	33,276,350	0.5
$0.26	1,500,000	4.9	-	-
Total	82,102,707		73,352,707

The weighted average remaining life of all outstanding warrants and options at March 31, 2010 is 1.3 years.  (See Note G – Subsequent Events for disclosure of a declaratory judgment action filed by a shareholder relating to the expiration date for certain warrants held by such shareholder.) As of March 30, 2010, the aggregate net intrinsic value of all options and warrants outstanding is $4,741,372

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application process for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,451,702 in patents and patent related costs, net of $1,534,092 in accumulated amortization, at March 31, 2010.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E - PATENTS, continued

Amortization charged to operations for the three months ended March 31, 2010 and 2009 was $65,680 in both periods. Estimated amortization expense for the next five years is $262,720 per year.

Note F – STOCKHOLDERS’ EQUITY

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

Exercised warrants in the First Quarter of 2010 that were exercised independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,939.

In connection with our Series B Preferred stock, we are required to pay dividends which accrue on a cumulative 10% basis.  Such dividends are payable at the Company’s option in cash or common stock and the dividends will be accrued until paid at the Company’s option or when the shares are redeemed.  As there is no requirement to pay such dividends in the upcoming year and it is not the intention of the Company to do so, the dividends payable of $78,296 are reflected as a long term liability in the accompanying balance sheet.  In addition, the Company is required to pay a special dividend to the Preferred B shareholders equal to 15% of net revenues for the year related to new revenue contracts signed after the issuance of the series B stock.  The Company has recorded $76,435 in dividends related to this requirement as a result of revenue contracts signed in the first quarter of 2010.

Note G – SUBSEQUENT EVENTS

In April 2010, the Company received a cash payment of $500,000 from Quest in connection with a license granted to Quest in March 2010.  The Company also received a $41,666 payment from Quest in April 2010 in connection with a development agreement entered into in March 2010.

On May 6, 2010, William F. Quirk, Jr., a shareholder of the Company, filed a declaratory judgment action in Georgia state court   In the filing, Mr. Quirk contends that, because Mr. Quirk is a 10% shareholder of the Company, the expiration date for certain warrants issued to him is September 7, 2012 rather than September 7, 2010.

The warrants in question were issued to Mr. Quirk in September 2007 in HDC’s 2007 private placement transaction and consist of (i) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.14 per share, and (ii) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.19 per share.  Although the stated expiration date for these warrants is September 7, 2010, Mr. Quirk contends that the expiration date for shareholders holding more than 10% of HDC’s common stock is extended automatically by two years. Accordingly, Mr. Quirk is seeking a judicial declaration that he may exercise his warrants at any time prior to September 7, 2012.  Mr. Quirk also is seeking award of his attorney’s fees in connection with the action.

HDC has engaged outside counsel to evaluate the claim and to defend HDC in the action.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – COMMITMENTS

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

In August 2008, we entered into a licensing agreement with Smart Personalized Medicine, LLC, a company founded by our former director and current Senior Advisor, Dr. Richard Caruso. Under the terms of this agreement, work will be done to attempt to develop a breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. In exchange for a license to use our SVM technology, we initially received a 15% equity position in Smart Personalized Medicine, LLC and a per test royalty up to 7.5% based on net proceeds received by Smart Personalized Medicine, LLC from the sale of the new breast cancer prognostic test.   Smart Personalized Medicine, LLC signed a license agreement with the same research hospital and is now in discussions with a national clinical laboratory for developing and commercializing a new state-of-the-art prognostic test for breast cancer.  Smart Personalized Medicine, LLC has now started the development of the SVM-based prognostic test for breast cancer on tissue biopsy specimens.  Smart Personalized Medicine, LLC believes that there is a possibility the new breast cancer test can be ready for clinical laboratory commercialization within the next twelve months.  An estimated 221,000 women are diagnosed with breast cancer in the United States each year, and one in eight U.S. women will have breast cancer in her lifetime. Breast cancer is the most common cancer among women and the second-largest cancer killer among women. Currently, the breast cancer prognostic market is projected to be about $300 to $400 million.  Smart Personalized Medicine, LLC expects that its new SVM-based prognostic test for breast cancer can provide physicians and their patients a way to better determine the probability of relapse, allowing patients with good prognosis results an opportunity to avoid unnecessary expensive and traumatic chemotherapy treatments.

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

Management believes that our research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for myelodysplastic syndrome (pre-leukemia) has resulted in a successful proof of concept.  The Company is pleased with the development progress to date, and the Company is now seeking a strategic partnership with a clinical laboratory capable of completing development, final validation and commercialization of the new diagnostic test for the interpretation of flow cytometry data.

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

The Company has recognized revenue of $1,647,987 from inception through March 31, 2010 and has deferred revenue yet to be recognized of $1,031,423 as of March 31, 2010.  Aggregate receipts created by its patent portfolio to date are $1,104,703.

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

In consideration for the license, Quest will separately make payments to SPM and us. Quest has made a $500,000 up front “Development License Fee” and will make monthly “License Maintenance Fees” equal to $8,750 for the first year and $17,500 for each year thereafter (with such fees being credited against the “Royalty Payments” described below), upon the publication of a study performed for the Validation Work an “Initial Product License Fee” of $125,000 for each of the first two Products, and “Royalty Payments” equal to 2.45% of the Net Sales of each Licensed Product (i.e., each breast cancer test) sold by Quest. Quest will reimburse SPM and us for costs incurred related to any Validation Work done with respect to a Product.

Pursuant to the Quest Development Agreement, we have been engaged to use the support vector machine technology and other intellectual property licensed to SPM to analyze data for the development and/or validation of applications of clinical laboratory services, In Vitro Diagnostic kits, clinical trial services and the other elements of “Field” (collectively, the “Products”). In consideration for our efforts under the Quest Development Agreement, Quest will pay us $375,000 (in addition to the $500,000 described above), which payments shall be made in equal monthly installments over the term of the agreement with the first payment commencing in April 2010.

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

Recent Developments

Progress continues with the iPhone app for melanoma risk assessment.  The Company has created a version of the app that it is testing with end users and is working with dermatologists to begin to implement field-testing of the app.

The Company’s relationship with the Pancreas, Liver and Biliary Center of New York (the “Pancreas Center”) continues without interruption, irrespective of the fact that Saint Vincent Catholic Medical Centers located in New York City has opted to close its operations.  The Pancreas Center has affiliated with Beth Israel Medical Center and is expected to affiliate with other hospitals in the New York City  region in the near future.

On Monday May 10, 2010, the Company announced the appointment of Maher Albitar, M.D., a world-renowned cancer scientist and inventor, to the position of Chief Medical Officer. Until recently, Dr. Albitar was the Medical Director of Hematology and Oncology and Chief of Research and Development at Quest Diagnostics Nichols Institute San Juan Capistrano, Calif. Prior to Quest Diagnostics, Dr. Albitar was a tenured full professor at the M.D. Anderson Cancer Center and the University of Texas, where he served as chief of the hematopathology of the leukemia section with joint appointment in the clinical leukemia department.

Dr. Albitar invented Leumeta™ plasma-based testing for cancer patients while at MD Anderson Cancer Center and Quest Diagnostics.  Dr. Albitar also established and developed numerous new techniques in clinical laboratory testing.

Dr. Albitar is the principal inventor of more than 12 patents. He is the senior author or co-author of more than 250 peer-reviewed publications in major medical journals including the New England Journal of Medicine. In addition he has written numerous chapters and a book.

Dr. Albitar received the Physician Scientist Award from the U.S. National Institute of Health, the American Cancer Society Fellowship Award, and a Fellowship Award in Genetics from the Howard Hughes Medical Institute at the University of Pennsylvania. Dr. Albitar received his medical degree in 1979 from Damascus Medical School in Damascus, Syria, and is board-certified in anatomic and clinical pathology with extensive experience in hematopathology.

The Company will pay a monthly fee of $10,000 for Dr. Albitar’s services and, subject to approval of the option terms, will issue him an option to purchase 1,000,000 shares of common stock based on commercialization of four new molecular diagnostic tests.

On Tuesday, May 11, 2010, the Company was awarded the prestigious MICO Award presented by MDB Capital Group, San Francisco, Calif., at its invitation-only Bright Lights Conference held May 11-12, 2010.  The MICO Award is Latin for “to shine.”  The award was presented to the Top 5 companies across all industries with the most potentially disruptive or market changing intellectual property.

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

In May 2010, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a system for providing data analysis services using a support vector machine for processing data received from a remote source.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenue

For the three months ended March 31, 2010 revenue was $54,178 compared with $16,690 for the three months ended March 31, 2009.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to ongoing development agreements and amortization of deferred revenue related to prior licensing agreements.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended March 31, 2010 and 2009. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees, primarily legal, accounting and internal development costs related to research and development totaled $350,182 for the three months ended March 31, 2010 compared with $280,718 for the same 2009 period.  The increase is due to both the increase in internal development activity and higher legal costs.

Compensation of $397,487 for the three months ended March 31, 2010 was higher than the $167,889 reported for the comparable 2008 period. Compensation increased due to the hiring of additional personnel and bonus amounts earned by a Company officer.

Other general and administrative expenses increased to $257,869 for three months ended March 31, 2010 compared to $61,188 for in 2009.  This increase was due primarily to larger costs in connection with higher fees associated with public and investor relations activities.

Loss from Operations

The loss from operations for the three months ended March 31 2010 was $1,017,040 compared to $558,785 for the previous year. This increased loss was due to higher costs primarily associated with professional and administrative  activities  as discussed above .

Other Income and Expense

Interest income was $4,206 for the three months ended March 31, 2010 compared to $1,641 in 2009.  Interest income increased because the Company had more cash on hand to invest throughout the 2010 period.

Interest expense of $159 in 2010 was slightly less than the $314 recorded for 2009.

Net Loss

The net loss for the three months ended March 31, 2010 was $1,012,993 compared to $557,458 for the three months ended March 31, 2009.  The increased net loss was due to the increased loss from operations as previously described.

The net loss attributable to common shareholders was $1,152,731 in 2010 compared to $557,458 in the previous year.

Net loss per share was $0.01 and $0.0 for 2010 and 2009 respectively.

Liquidity and Capital Resources

At March 31, 2010, the Company had $3,877,565 in available cash and total current liabilities of $1,086,470.  Our liquidity significantly improved during the first quarter due to proceeds received from the exercise of common stock purchase warrants and receipt of a final payment under the license agreement with Vermillion, Inc. (formerly known as Ciphergen Biosystems, Inc.).  As a result, we believe we have sufficient resources to meet all of our current obligations.

Our net loss for the three months ended March 31, 2010 was $1,012,993.  Our cash used by operating activities for the three months ended March 31, 2010 was $804,582. Cash used by investment activities was $686,287 due to the purchase of $681,143 in additional certificates of deposit and fixed asset acquisitions of $5,144.  Cash provided by financing activities was $3,039,522, all due to exercise of warrants.

The Company received the final payment of $112,500, net of certain legal fees, that was due under a licensing agreement that settled the Company’s patent infringement lawsuit against Vermillion, Inc.

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

Exercised warrants from January 1, 2010 through March 23, 2010 that were exercised independent of  the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,939.

On March 11, 2010, the Company, Smart Personalized Medicine, LLC  and Quest Diagnostics Incorporated  entered into a Development Agreement.  The Company, SPM and Quest also entered into a related Licensing Agreement (the “Quest License”).  In consideration for the license, Quest will separately make payments to the Company and SPM.  Payments to the Company will include a $500,000 up front “Development License Fee,” monthly “License Maintenance Fees” equal to $8,750 per month for the first year and $17,500 per month for each year thereafter. Quest will also pay, upon the publication of a study performed for the Validation Work, an Initial Product License Fee of $125,000 for each of the first two Products, and Royalty Payments equal to 2.45% of the net sales of each Licensed Product. The $500,000 upfront Development License Fee was received by the Company in April of 2010.

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

Pursuant to the Quest Development Agreement, we are required to use the support vector machine technology and other intellectual property licensed to SPM to analyze data for the development and/or validation of applications of clinical laboratory services, In Vitro Diagnostic kits, clinical trial services and the other elements of “Field” (collectively, the “Products”). In consideration for our efforts under the Quest Development Agreement, Quest will pay us $375,000 (in addition to the $500,000 described above), which payments shall be made in equal monthly installments over the next nine months. The Company has subsequently received two of the nine installment payments of $41,666.

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

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More than 1 Year
Accrued Compensation	$226,276	$226,276	$-
Office Lease	9,200	9,200	$-

Total	$235,476	$235,476	$-

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

Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2009, filed on March 31, 2010.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 6, 2010, William F. Quirk, Jr., a shareholder of the Company, filed a declaratory judgment action in Georgia state court   In the filing, Mr. Quirk contends that, because Mr. Quirk is a 10% shareholder of the Company, the expiration date for certain warrants issued to him is September 7, 2012 rather than September 7, 2010.

The warrants in question were issued to Mr. Quirk in September 2007 in HDC’s 2007 private placement transaction and consist of (i) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.14 per share, and (ii) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.19 per share.  Although the stated expiration date for these warrants is September 7, 2010, Mr. Quirk contends that the expiration date for shareholders holding more than 10% of HDC’s common stock is extended automatically by two years. Accordingly, Mr. Quirk is seeking a judicial declaration that he may exercise his warrants at any time prior to September 7, 2012.  Mr. Quirk also is seeking award of his attorney’s fees in connection with the action.

HDC has engaged outside counsel to evaluate the claim and to defend HDC in the action.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Exercised warrants in the First Quarter of 2010 that were exercised independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,939.

Item 4T. Controls and Procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and our President and General Counsel, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2009 due to an inadequate segregation of duties.

Item 5. Other Information.

Item 6. Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q: [Need to determine whether additional contracts need to be filed.]

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

Health Discovery Corporation
Registrant

Date: May 17, 2010	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: May 17, 2010	/s/ R. Scott Tobin
Printed Name: R. Scott Tobin
Title: President, General Counsel and Principal Financial Officer