Form 10-Q
period 2010-06-30
HEALTH DISCOVERY CORP
filed 2010-08-16
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

912-443-1987
(Registrant’s telephone number, including area code)

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐

(do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of August 13, 2010

Common Stock, no par value	217,598,486

Series A Preferred Stock	0

Series B Preferred Stock	19,402,675

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH DISCOVERY CORPORATION
Balance Sheet

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Current Assets
Cash	$2,464,146	2,328,912
Certificates of Deposit	2,001,964	622,358
Accounts Receivable	199,832	112,500
Prepaid Expenses and Other Assets	112,618	15,569
Total Current Assets	4,778,560	3,079,339

Equipment, Less Accumulated Depreciation of $23,289 and $19,251	25,793	24,667

Other Assets
Deferred Charges	55,228	10,336
Patents, Less Accumulated Amortization of $1,599,772 and $1,468,412	2,386,022	2,517,382

Total Assets	$7,245,603	5,631,724

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$639,745	570,837
Accrued Liabilities	268,144	214,122
Accrued Settlement Charges (Note G)	1,877,647	-
Dividends Payable	5,880	-
Deferred Revenue	114,035	39,375

Total Current Liabilities	2,905,451	824,334

Long Term Liabilities
Deferred Revenue	888,880	504,560
Dividends Payable	116,995	14,993

Total Liabilities	3,911,326	1,343,887

Commitments and Contingencies (Note H)

Stockholders’ Equity

Series B Preferred Stock, Convertible, 20,625,000 Shares Authorized, 19,402,675 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
210,723,486 Shares Issued and Outstanding June 30, 2010 and
194,462,847 Shares Issued and Outstanding December 31, 2009	21,722,040	18,807,239
Accumulated Deficit	(19,877,778)	(16,009,417)

Total Stockholders’ Equity	3,334,277	4,287,837

Total Liabilities and Stockholders’ Equity	$7,245,603	5,631,724

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues:
Licensing & Development	$153,506	$16,215	$207,684	$32,905

Operating Expenses:
Amortization	65,680	65,680	131,360	131,360
Professional and Consulting Fees	207,776	76,268	329,565	248,663
Legal Fees	249,315	79,832	427,648	185,162
Research & Development Fees	142,900	8,975	192,960	11,968
Compensation	302,690	270,416	700,177	438,306
Other General and Administrative Expenses	168,825	66,656	426,694	127,843
Total Operating Expenses	1,137,186	567,827	2,208,404	1,143,302

Loss From Operations	(983,680)	(551,612)	(2,000,720)	(1,110,397)

Other Income (Expense)
Interest Income	5,959	772	10,165	2,413
Settlement Charges (Note G)	(1,877,647)	-	(1,877,647)	-
Interest Expense	-	(48)	(159)	(362)
Total Other Income (Expense)	(1,871,688)	724	(1,867,641)	2,051

Net Loss	$(2,855,368)	$(550,888)	$(3,868,361)	$(1,108,346)

Preferred stock dividends	67,308	-	207,046	-

Loss attributable to common shareholders	$(2,922,676)	$(550,888)	$(4,075,407)	$(1,108,346)

Weighted Average Outstanding Shares	210,723,486	169,522,590	204,335,205	169,522,590

Loss Per Share (basic and diluted)	$(.01)	$(.00)	$(.02)	$(.01)

See accompanying notes to financial statements

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
(unaudited)
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash Flows From Operating Activities
Net Loss	$(3,868,361)	$(1,108,346)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	13,876	144.536
Services Exchanged for Warrants	68,449	83,445
Increase in Deferred Charges	(44,892)	(25,770)
Depreciation and Amortization	135,398	134,227
Increase in Accounts Receivable	(86,482)	—
Increase in Accounts Recoverable Development Costs	(13,388)	(100,000)
Decrease in Interest Receivable	34	235
Increase in Deferred Revenue	458,980	117,095
(Increase) Decrease in Prepaid Expenses and Other Assets	(84,544)	6,381
Increase in Accounts Payable – Trade	68,908	328,913
Increase (Decrease) in Accrued Liabilities (Note G)	1,931,668	(37,189)
Net Cash Used by Operating Activities	(1,420,354)	(456,473)

Cash Flows From Investing Activities:
Purchase of Certificates of Deposit	(1,379,606)	-
Purchase of Equipment	(5,164)	(2,465)
Net Cash Used by Investing Activities	(1,384,770)	(2,465)

Cash Flows From Financing Activities:
Proceeds from Sales of Preferred B Stock	-	250,000
Proceeds from the Exercise of Warrants	3,039,522	-
Proceeds from borrowing	-	500,000
Dividends Paid	(99,164)	-

Net Cash Provided by Financing Activities	2,940,358	750,000

Net Increase in Cash	135,234	291,062

Cash, at Beginning of Period	2,328,912	325,887

Cash, at End of Period	$2,464,146	$616,949

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$159	$362

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

In June 2009, the FASB issued ASC 810, Consolidations, to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the elimination of the qualifying special-purpose entity concept  and (2) constituent concerns about the application of  accounting and disclosures which do not provide timely and useful information about an enterprise’s involvement in a variable interest entity. The Company adopted this statement on January 1, 2010 and the adoption of this standard did not have a material effect on our financial position or results of operations.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

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

In addition, during the first quarter the Company signed a Development Agreement with Quest.  The Development Agreement, in the amount of $375,000 requires the Company to perform services to assist Quest in developing and obtaining regulatory approval for certain products.  Revenue of $166,664 has been recorded as of June 30, 2010 for the Development Agreement and $208,336 is expected to be recognized as income over the remaining estimated development period of 5 months.

The Company treats the incremental direct cost of revenue arrangements, which consists principally of employee bonuses, as deferred charges and these incremental direct costs are amortized to expense using the straight-line method over the same term as the related deferred revenue recognition.

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $1,002,915 as of June 30, 2010.  Unearned revenue of $114,035 is recorded as current and $888,880 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and six months ended June 30, 2010 consisted of $56,274 and $111,074 respectively for stock options granted to executives and directors.  Stock-based expense included in our net loss for the three months and six months ended June 30, 2009 was $126,955 and $223,481 respectively.

As of June 30, 2010 and June 30, 2009 there was $279,842 and $315,868, respectively, of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods with a weighted average of approximately 2.6 years.

One of our directors resigned during the first quarter of 2010 due to other work commitments. As a result of his resignation, he forfeited options to acquire 750,000 shares of common stock at $0.08 because the vesting provisions were not satisfied.

A new outside director has been appointed to replace the director who resigned. In connection with this appointment to the Company’s Board of Directors, the Company granted the new director an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.26, and expire on February 24, 2015.  The fair value of each option granted was $0.205 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

rate of 2.73%, an expected life of 5 years, and volatility of 1.0816%.  The aggregate computed value of these options was $307,469, and this amount will be charged as expense over the three year vesting period.

As a part of the employment agreement with Dr. Stephen Barnhill for his employment as Chief Executive Officer, Dr. Barnhill was granted an option to purchase an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.08. The options vest over a two year period. The Company must attain certain performance metrics for a portion of the options to vest. Due to the performance metrics not being met for a portion of the options, 1,000,000 shares will not vest.  As a result, the Company recognized a reduction of stock compensation expense of $28,748 for the cost of those non vesting options. The remaining 5,000,000 have vested according to the terms of the employment agreement.

No options or warrants were issued during the second quarter of 2010.

The following schedule summarizes combined stock option and warrant information for the six months ended June 30, 2010 and the twelve months ended December 31, 2009:

	Option and Warrant Shares	Weighted Average Exercise Price
2009
Outstanding, January 1, 2009	128,777,644	$0.16
Granted	5,000,000	$0.08
Exercised	(17,503,073)	$0.14
Expired un-exercised	(15,659,394)	$0.15
Outstanding, December 31, 2009	100,615,177	$0.16

2010
Granted	1,500,000	$0.26
Exercised	(16,260,642)	$0.19
Expired un-exercised	(3,751,828)	$0.17

Outstanding, June 30, 2010	82,102,707	$0.15

The following schedule summarizes combined stock option and warrant information as of June 30, 2010

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.08	13,550,000	7.4	8,300,000	6.9
$0.13	2,500,000	1.6	2,500,000	1.6
$0.14	31,276,357	0.25	31,276,357	0.25
$0.19	33,276,350	0.25	33,276,350	0.25
$0.26	1,500,000	4.7	-	-
Total	82,102,707		75,352,707

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

The weighted average remaining life of all outstanding warrants and options at June 30, 2010 is 1.2 years.  (See Note H - Commitments for disclosure of a declaratory judgment action filed by a shareholder relating to the expiration date for certain warrants held by such shareholder.) As of June 30, 2010, the aggregate net intrinsic value of all options and warrants outstanding is $636,237.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,386,022 in patents and patent related costs, net of $1,599,772 in accumulated amortization, at June 30, 2010.

Amortization charged to operations for the three months and six months ended June 30, 2010 and 2009 were $65,680 and $131,360 respectively in both years. Estimated amortization expense for the next five years is $262,720 per year.

Note F – STOCKHOLDERS’ EQUITY

In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.19 (the “Tranche 2 Warrants”). Pursuant to the terms of the Tranche 2 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 2 Warrants if the average of the last reported closing bid and asked prices on such day on the Over-the-Counter Bulletin Board for the Company’s common stock was $0.24 for a period of thirty consecutive calendar days, which occurred on February 28, 2010, or forfeit the right to acquire those shares.  The Company exercised its call rights relating to certain of the Tranche 2 Warrants during the first quarter.  As a result, the holders of the Tranche 2 Warrants who received the Company’s call notice were obligated to purchase 14,731,217 shares of restricted common stock or forfeit an equal number of Tranche 2 Warrant shares.   The number of shares of common stock purchased relating to the call notice was 11,729,390 and 3,001,827 Warrants were forfeited.  The Company has received $2,228,584 in gross proceeds from the purchase of the common stock related to the call provision.

Warrants exercised in the first quarter of 2010 that were exercised independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,938.

No warrants or options were exercised during the second quarter of 2010.

There are Tranche 1 Warrants to purchase 31,276,358 shares at $0.14 and Tranche 2 Warrants to purchase 33,276,349 shares at $0.19 outstanding at June 30, 2010. These 64,552,707 warrants are due to expire September 7, 2010. See Commitments and Contingencies (Note H)

In connection with our Series B Preferred stock, we are required to pay dividends which accrue on a cumulative 10% basis.  Such dividends are payable at the Company’s option in cash or common stock and the dividends will be accrued until paid at the Company’s option or when the shares are redeemed.  As there is no requirement to pay such dividends in the upcoming year and it is not the intention of the Company to do so, the dividends payable of $116,995 are reflected as a long term liability in the accompanying balance sheet.  In addition, the Company is required to pay a special dividend to the Preferred B shareholders equal to 15% of net revenues for contracts signed after the issuance of the Series B stock.  The Company paid $99,164 in dividends related to this requirement in the second quarter of 2010 as a result of revenue contracts signed in 2010. Additionally $5,880 is recorded as currently payable.

Note G – SUBSEQUENT EVENTS

On July 1, 2010 the Company signed a four year lease to accommodate its central administrative office. The initial terms are $4,100 per month plus 3% annual increases for the duration of the lease. The Company will continue to operate in its current location until the new premises is suitable for occupancy, estimated to be October 2010.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

On July 13, 2010, the Company notified R. Scott Tobin, the Company’s President and General Counsel and Principal Financial Officer, that it would not renew his employment agreement when the current term of his employment agreement expires on October 15, 2010.  On August 2, 2010, the Company received a letter from counsel to Mr. Tobin asserting, among other matters, (i) that the non-renewal notice is ineffective and that Mr. Tobin’s employment agreement remains in effect through October 15, 2011, and (ii) that Mr. Tobin would be entitled to damages if his employment is involuntarily terminated prior to October 15, 2011.  The Company believes that these contentions are without merit and intends to defend vigorously any claims asserted by Mr. Tobin.

As of August 9, 2010, the Company and Mr. Tobin have agreed that Mr. Tobin will not be performing his duties for the Company.  Thomas L. Gallagher, the Company’s Executive Vice President, Global IP Strategies, will perform Mr. Tobin’s duties.

As previously disclosed, the Company has received numerous letters from the lead purchaser (the “Investor”) in the Company’s 2007 private placement (“2007 Private Placement”),  claiming, among other things, (a) that rights to receive up to 146,664,375 additional shares of the Company’s common stock for no additional consideration have been triggered by certain actions of the Company, (b) breaches of its contractual rights to approve certain issuances of options and warrants, (c) breaches of other covenants made by the Company in the 2007 Private Placement, (d) the Company had violated its SEC disclosure obligations, and (e) various breaches by the members of the Board of Directors of their fiduciary duties.

The Company denied the Investor’s claims and allegations.  However, due to the expense, distraction and uncertainty of potential litigation regarding the claims, the Company negotiated a settlement with the Investor, effective July 27, 2010.  Pursuant to the settlement agreement, the Company agreed, among other things, to (a) pay $145,625 to cover certain expenses of the Investor, (b) credit $1,134,375 to cover the aggregate exercise price of  warrants to purchase 6,875,000 shares of the Company’s common stock held by the Investor,  (c) issue to the Investor a new two year warrant to purchase an additional 6,875,000 shares of common stock at an exercise price of $0.17 per share, and (d) file a registration statement covering the resale of the shares of common stock underlying the new warrant.  In exchange, the Investor agreed, among other things, to (a) release the Company and certain related persons from all claims through the date of the settlement (including the claims relating to the 2007 Private Placement), (b) waive all future rights under the 2007 Private Placement agreements, and (c) standstill from certain actions related to the Company and its equity securities for a period of five years from the date of settlement.  Neither the Company nor the Investor admitted liability or wrongdoing in connection with the settlement.

The Company has recognized a charge of $1,877,647 related to the settlement, including $597,647 in non-cash charges related to the issuance of the new warrants. Each of the 6,875,000 warrants has an exercise price of $0.17 (market price of the Company’s stock on the date of the settlement) and expires on July 26, 2012.  The fair value of each warrant was $0.087 and was estimated on the date of settlement using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of .65%, an expected life of 2 years, and volatility of 1.3298%.

Note H – COMMITMENTS

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

On May 6, 2010, William F. Quirk, Jr., a shareholder of the Company, filed a declaratory judgment action in Georgia state court. In the filing, Mr. Quirk contends that, because Mr. Quirk is a 10% shareholder of the Company, the expiration date for certain warrants issued to him is September 7, 2012 rather than September 7, 2010.

The warrants in question were issued to Mr. Quirk in September 2007 in the Company’s 2007 private placement transaction and consist of (i) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.14 per share, and (ii) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.19 per share.  Although the stated expiration date for these warrants is September 7, 2010, Mr. Quirk contends that the expiration date for shareholders holding more than 10% of the Company’s common stock is extended automatically by two years. Accordingly, Mr. Quirk is seeking a judicial declaration that he may exercise his warrants at any time prior to September 7, 2012.  Mr. Quirk also is seeking award of his attorney’s fees in connection with the action.

The Company is vigorously defending the action and has filed counterclaims against Mr. Quirk, including his breach of fiduciary duty.

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

During the first quarter, the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated entered into a Development Agreement.  The Company, SPM and Quest also entered into a related Licensing Agreement (the “Quest License”).  In consideration for the license, Quest will separately make payments to the Company and SPM.  Payments to the Company will include a $500,000 up front “Development License Fee,” monthly “License Maintenance Fees” equal to $8,750 per month for the first year and $17,500 per month for each year thereafter. Quest will also pay, upon the publication of a study performed for the Validation Work, an Initial Product License Fee of $125,000 for each of the first two Products, and Royalty Payments equal to 2.45% of the net sales of each Licensed Product. The $500,000 upfront Development License Fee was received by the Company in April of 2010.

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

Pursuant to the Quest Development Agreement, we are required to use the support vector machine technology and other intellectual property licensed to SPM to analyze data for the development and/or validation of applications of clinical laboratory services, in -vitro diagnostic kits, clinical trial services and the other elements of “Field” (collectively, the “Products”). In consideration for our efforts under the Quest Development Agreement, Quest will pay us $375,000 (in addition to the $500,000 described above), which payments shall be made in equal monthly installments over nine months. The Company has subsequently received four of the nine installment payments of $41,666 each.

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

Please refer to the Company’s 10-K filing as of December 31, 2009 for addition information regarding operational activities which are continuing to progress.

While we have a number of negotiations in process with potential licensing partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized in the near term, or that those that may be finalized do not provide the economic return that we expect.

The Company has recorded revenue of $1,823,927 from inception through June 30, 2010. This amount includes deferred revenue yet to be recognized of $1,002,915 shown as a liability on the balance sheet.

Recent Developments

The iPhone app for melanoma risk assessment continues to see progress. A beta version of the app for use in clinical settings has been completed and the Company is working on deployments with dermatologists for field testing. A more advanced version of the app with features and a user interface optimized for consumer use is currently in development.

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

Dr. Albitar invented Leumeta™ (Quest Trademark) plasma-based testing for cancer patients while at MD Anderson Cancer Center and Quest Diagnostics.  Dr. Albitar also established and developed numerous new techniques in clinical laboratory testing.

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

The Company will pay a monthly fee of $10,000 for Dr. Albitar’s services and has issued him an option to purchase 1,000,000 shares of common stock based on commercialization of four new molecular diagnostic tests. The options vest in four installments of 250,000 options. Each installment will vest with the commercialization of each one of the four new molecular diagnostic tests, have an exercise price of $0.15, and expire on August 2, 2015.  The fair value of each option granted was $0.13 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.62%, an expected life of 5 years, and volatility of 1.3298%.  The aggregate computed value of these options was $130,254, and this amount will be charged as expense over the vesting period.

On Tuesday, May 11, 2010, the Company was awarded the prestigious MICO Award presented by MDB Capital Group, San Francisco, Calif., at its invitation-only Bright Lights Conference held May 11-12, 2010.  The MICO Award is Latin for “to shine.”  The award was presented to the Top 5 companies across all industries with the most potentially disruptive or market changing intellectual property.

In May 2010 the Company announced today that Support Vector Machine technology was used to take first place in solving a complex marketing problem in the recent Active Learning Challenge. The results of the Active Learning Challenge were presented at the 13th International Conference on Artificial Intelligence and Statistics, in Sardinia, Italy.

As previously disclosed, the Company has received numerous letters from the lead purchaser (the “Investor”) in the Company’s 2007 private placement (“2007 Private Placement”),  claiming, among other things, (a) that rights to receive up to 146,664,375 additional shares of the Company’s common stock for no additional consideration have been triggered by certain actions of the Company, (b) breaches of its contractual rights to approve certain issuances of options and warrants, (c) breaches of other covenants made by the Company in the 2007 Private Placement, (d) the Company had violated its SEC disclosure obligations, and (e) various breaches by the members of the Board of Directors of their fiduciary duties.

The Company denied the Investor’s claims and allegations.  However, due to the expense, distraction and uncertainty of potential litigation regarding the claims, the Company negotiated a settlement with the Investor, effective July 27, 2010.  Pursuant to the settlement agreement, the Company agreed, among other things, to (a) pay $145,625 to cover certain expenses of the Investor, (b) credit $1,134,375 to cover the aggregate exercise price of  warrants to purchase 6,875,000 shares of the Company’s common stock held by the Investor,  (c) issue to the Investor a new two year warrant to purchase an additional 6,875,000 shares of common stock at an exercise price of $0.17 per share, and (d) file a registration statement covering the resale of the shares of common stock underlying the new warrant.  In exchange, the Investor agreed, among other things, to (a) release the Company and certain related persons from all claims through the date of the settlement (including the claims relating to the 2007 Private Placement), (b) waive all future rights under the 2007 Private Placement agreements, and (c) standstill from certain actions related to the Company and its equity securities for a period of five years from the date of settlement.  Neither the Company nor the Investor admitted liability or wrongdoing in connection with the settlement.

Intellectual Property Activities

In November 2009, the U.S. Patent and Trademark Office issued a patent based on the Company’s application covering an alternative method of feature selection that reduces the number of support vectors to create a sparse-SVM that can be used to generate a codebook for identifying patterns in data, including applications to signal compression.

In March 2010, the U.S Patent and Trademark Office issued a patent based on the Company's method for analyzing spectral data obtained from a mass spectrometer for identification of the most important features in the data that can be used for classification of patient samples.  This method is particularly suited for discovery of biomarkers using protein samples.

Also in March 2010, the U.S. Patent and Trademark Office issued a notice of allowance of the Company's application covering methods for analyzing data in a text document to identify matches between strings of characters.  This technique for text recognition can be incorporated in a search engine.

In May 2010, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a system for providing data analysis services using a support vector machine for processing data received from a remote source.   The U.S. Patent and Trademark Office issued another notice of allowance in May 2010 for the Company's application covering a method of feature selection and feature ranking using a support vector machine.  This method differs from the Company's patented RFE-SVM, thus expanding its coverage of a variety of feature selection methods, which have become essential for identifying the most important data in large datasets.

In June 2010, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s application covering Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines. In addition to covering pre-processing and post-processing of data in conjunction with SVM analysis, the claims of this patent cover methods of providing data analysis services using a support vector machine for processing data received from a remote source.

In July 2010, the European Patent Office issued a notice of intent to grant a European patent covering the company's RFE-SVM method.  With the issuance of this patent, the Company will have 6 issued patents covering its RFE-SVM technique in the U.S., Australia, Europe and Japan.  Additional patents covering the RFE-SVM method are pending.

With the issuance of these patents, the Company will hold the exclusive rights to 47 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large and/or complex data sets.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Revenue

For the three months ended June 30, 2010 revenue was $153,506 compared with $16,215 for the three months ended June 30, 2009.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to ongoing development agreements and amortization of deferred revenue related to prior licensing agreements.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended June 30, 2010 and 2009. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees, totaled $207,776 for the three months ended June 30, 2010 compared with $76,268 for the same 2009 period.  The increase is due to primarily to an increase in patent filing and maintenance costs.

Legal fees totaled $249,315 during the three months ended June 30, 2010 and were $79,832 during the same period 2009.  The increase was primarily due to legal costs associated with the settlement between the Company and the Investor as previously noted (note G).

Research and Development Fees were $142,900 for the three months ended June 30, 2010 and $8,975 for the same period in 2009. This increase relates primarily to the costs associated with new business development opportunities and their related research and development.

Compensation of $302,690 for the three months ended June 30, 2010 was higher than the $270,416 reported for the comparable 2009 period. Compensation increased due to the hiring of additional personnel.

Other general and administrative expenses increased to $168,825 for three months ended June 30, 2010 compared to $66,656, for 2009.  This increase was due primarily to larger costs incurred for sales, promotional and investor relations activities.

Loss from Operations

The loss from operations for the three months ended June 30 2010 was $983,680 compared to $551,612 for the previous year. This increased loss was due to higher costs primarily associated with legal, research and development and professional fee activities as previously discussed.

Other Income and Expense

Interest income was $5,959, for the three months ended June 30, 2010 compared to $772 in 2009.  Interest income increased because the Company had more cash on hand to invest throughout the 2010 period.

As previously discussed, the Company negotiated a settlement with the lead purchaser in the Company’s 2007 private placement.  As a result, the Company realized a charge of $1,877,647 as settlement charges. During the same period in 2009, there were no settlement charges.

No interest expense was incurred during the three months ended June 30, 2010. The comparable 2009 period had $48 in interest expense.

Net Loss

The net loss for the three months ended June 30, 2010 was $2,855,368 compared to $550,888 for the three months ended June 30, 2009.  The increased net loss was due to the increase in settlement charges and loss from operations as previously described.

The net loss attributable to common shareholders was $2,922,676 in 2010 compared to $550,888 in the previous year.

Net loss per share was $0.01 and $0.00 for 2010 and 2009 respectively.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenue

For the six months ended June 30, 2010 revenue was $207,684 compared with $32,905 for the six months ended June 30, 2009.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to ongoing development agreements and amortization of deferred revenue related to prior licensing agreements.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2010 and 2009. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees, totaled $329,565 for the six months ended June 30, 2010 compared with $248,663 for the same 2009 period.  The increase is due to primarily to an increase in patent filing and maintenance costs.

Legal fees totaled $427,648 during the six months ended June 30, 2010 and were $185,162 during the same period 2009.  The increase was primarily due to legal costs associated with the settlement between the Company and the Investor as previously noted (note G).

Research and Development Fees were $192,960 for the six months ended June 30, 2010 and $11,968 for the same period in 2009. This increase relates primarily to the costs associated with new business development opportunities and their related research and development.

Compensation of $700,177 for the six months ended June 30, 2010 was higher than the $438,306 reported for the comparable 2009 period. Compensation increased due to the hiring of additional personnel and bonus amounts earned by Company executives.

Other general and administrative expenses increased to $426,694 for six months ended June 30, 2010 compared to $127,843 for in 2009.  This increase was due primarily to increased costs and higher fees associated with public and investor relations activities plus the computed value of director’s options.

Loss from Operations

The loss from operations for the six months ended June 30 2010 was $2,000,720 compared to $1,110,397 for the previous year. This increased loss was due to higher costs primarily associated with legal, research and development and professional and administrative activities as discussed above.

Other Income and Expense

Interest income was $10,165 for the six months ended June 30, 2010 compared to $2,413 in 2009.  Interest income increased because the Company had more cash on hand to invest throughout the 2010 period.

As previously discussed, the Company negotiated a settlement with the lead purchaser in the Company’s 2007 private placement.  As a result, the Company realized a charge of $1,877,647 as settlement charges. During the same period in 2009, there were no settlement charges.

Interest expense of $159 for the six months ended June 30, 2010 was slightly less than the $362 recorded for the same period 2009.

Net Loss

The net loss for the six months ended June 30, 2010 was $3,868,361 compared to $1,108,346 for the six months ended June 30, 2009.  The increased net loss was due to the increase in settlement charges and loss from operations as previously described.

The net loss attributable to common shareholders was $4,075,407 in 2010 compared to $1,108,346 in the previous year.

Net loss per share was $0.02 for 2010 and $.01 for 2009.

Liquidity and Capital Resources

At June 30, 2010, the Company had $4,466,110 in available cash and certificates of deposits.  As of the same date, the Company had total current liabilities of $2,905,451. As a result, we believe we have sufficient resources to meet all of our current obligations.

Our net loss for the six months ended June 30, 2010 was $3,868,361.  Our cash used by operating activities for the six months ended June 30, 2010 was $1,420,354. Cash used by investment activities was $1,384,770 due to the purchase of $1,379,606 in additional certificates of deposit and fixed asset acquisitions of $5,164.  Cash provided by financing activities was $2,940,358, consisting of proceeds from the exercise of warrants of $3,039,522 less dividends paid of $99,164.  As a result, the Company realized an increase of cash of $135,234 during the six months ending June 30, 2010.

In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.19 (the “Tranche 2 Warrants”). Pursuant to the terms of the Tranche 2 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 2 Warrants if the average of the last reported closing bid and asked prices on such day on the Over-the-Counter Bulleting Board for the Company’s common stock was $0.24 for a period of thirty consecutive calendar days, which occurred on February 28, 2010, or forfeit the right to acquire those shares.  The Company exercised its call rights relating to certain of the Tranche 2 Warrants during the first quarter.  As a result, the holders of the Tranche 2 Warrants who received the Company’s call notice were obligated to purchase 14,731,217 shares of restricted common stock or forfeit an equal number of Tranche 2 Warrant shares.    The number of shares of common stock purchased relating to the call notice was 11,729,390 and 3,001,827 Warrants were forfeited.  The Company has received $2,228,584 in gross proceeds from the purchase of the common stock related to the call provision.

Warrants exercised from January 1, 2010 through March 23, 2010 that were exercised independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,939.

No warrants or options were exercised during the second quarter of 2010.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$101,500	$101,500	$-
Office Lease	204,160	40,140	$164,020

Total	$360,781	$196,761	$164,020

The Company has relied primarily on equity and debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005 and must so increase revenues in order to generate sufficient cash to continue operations.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful may result in significant revenue, as further described above.  In the meantime, the Company maintains a cash conservation program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T.   Controls and Procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2009 due to an inadequate segregation of duties due to the small number of employees.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 6, 2010, William F. Quirk, Jr., a shareholder of the Company, filed a declaratory judgment action in Georgia state court   In the filing, Mr. Quirk contends that, because Mr. Quirk is a 10% shareholder of the Company, the expiration date for certain warrants issued to him is September 7, 2012 rather than September 7, 2010.

The warrants in question were issued to Mr. Quirk in September 2007 as part of the Company’s 2007 private placement transaction and consist of (i) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.14 per share, and (ii) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.19 per share.  Although the stated expiration date for these warrants is September 7, 2010, Mr. Quirk contends that the expiration date for shareholders holding more than 10% of the Company’s common stock is extended automatically by two years. Accordingly, Mr. Quirk is seeking a judicial declaration that he may exercise his warrants at any time prior to September 7, 2012.  Mr. Quirk also is seeking award of his attorney’s fees in connection with the action.

The Company is vigorously defending the action and has filed counterclaims against Mr. Quirk, including his breach of fiduciary duty.

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

No warrants or options were exercised during the 2nd quarter of 2010.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5. Other Information.

None

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

Health Discovery Corporation Registrant

Date: August 16, 2010	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: August 16, 2010	/s/ Thomas L. Gallagher
Printed Name: Thomas L. Gallagher
Title: Principal Financial Officer