Form 10-Q
period 2010-09-30
HEALTH DISCOVERY CORP
filed 2010-11-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transaction period from _____________ to _____________

Commission file number 333-62216

HEALTH DISCOVERY CORPORATION (Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	74-3002154 (IRS Employer Identification No.)

2 East Bryan Street, Suite #502 Savannah, Georgia 31401 (Address of principal executive offices)

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
Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 15, 2010

Common Stock, no par value	228,850,747

Series A Preferred Stock	0

Series B Preferred Stock	19,402,675

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements
HEALTH DISCOVERY CORPORATION
Balance Sheet

Assets
	September 30,	December 31,
	2010 (unaudited)	2009
Current Assets
Cash	$4,604,746	$2,328,912
Certificates of Deposit	150,793	622,358
Accounts Receivable	444,311	112,500
Prepaid Expenses and Other Assets	122,044	15,569

Total Current Assets	$5,321,894	$3,079,339

Equipment, Less Accumulated Depreciation of $25,345 and $19,251	23,737	24,667

Other Assets
Deferred Charges	53,484	10,336
Patents, Less Accumulated Amortization of $1,665,452 and $1,468,412	2,320,342	2,517,382

Total Assets	$7,719,457	$5,631,724

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade	$511,703	$570,837
Accrued Liabilities	173,082	214,122
Accrued Settlement Charges (Note G)	396,779	-
Dividends Payable	23,518	-
Deferred Revenue	114,035	39,375

Total Current Liabilities	1,219,117	824,334

Long Term Liabilities
Deferred Revenue	860,371	504,560
Dividends Payable	156,120	14,993

Total Liabilities	2,235,608	1,343,887

Commitments and Contingencies (Note H)

Stockholders’ Equity

Series B Preferred Stock, Convertible, 20,625,000 Shares Authorized, 19,402,675 Issued and Outstanding Common Stock, No Par Value, 300,000,000 Shares Authorized	1,490,015	1,490,015
228,850,747 Shares Issued and Outstanding September 30, 2010 and 194,462,847 Shares Issued and Outstanding December 31, 2009	25,118,584	18,807,239
Accumulated Deficit	(21,124,750)	(16,009,417)
Total Stockholders’ Equity	5,483,849	4,287,837

Total Liabilities and Stockholders' Equity	$7,719,457	5,631,724

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues:
Licensing & Development	$159,984	$16,215	$367,668	$49,121

Operating Expenses:
Amortization	65,680	65,680	197,040	197,040
Professional and Consulting Fees	149,266	130,675	478,793	379,338
Legal Fees	174,827	37,205	602,474	222,367
Research & Development Fees	132,444	6,526	325,403	18,494
Compensation	202,500	230,117	931,425	668,421
Other General and Administrative Expenses	268,389	160,037	686,584	287,881
Total Operating Expenses	993,106	630,239	3,221,719	1,773,541

Loss From Operations	(833,122)	(614,024)	(2,854,051)	(1,724,420)

Other Income (Expense)
Interest Income	3,139	1,454	13,303	3,868
Settlement Charges (Note G)	(396,779)	-	(2,274,426)	-
Interest Expense	-	(10,320)	(159)	(10,683)
Total Other Income (Expense)	(393,640)	(8,866)	(2,261,282)	(6,815)

Net Loss	$(1,226,762)	$(622,890)	$(5,115,333)	$(1,731,235)

Preferred stock dividends	56,763	-	278,802	-

Loss attributable to common shareholders	$(1,283,525)	$(622,890)	$(5,394,135)	$(1,731,235)

Weighted Average Outstanding Shares	221,349,240	169,522,590	211,103,478	169,522,590

Loss Per Share (basic and diluted)	$(.01)	$(.00)	$(.03)	$(.01)

See accompanying notes to financial statements

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)
For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash Flows From Operating Activities
Net Loss	$(5,115,333)	$(1,731,235)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	25,807	197,331
Services Exchanged for Warrants	99,366	128,701
Warrants Issued to Shareholders (Note F)	597,647	-
Increase in Deferred Charges	(43,149)	(25,328)
Depreciation and Amortization	203,134	201,839
Increase in Accounts Receivable	(330,961)	-
Increase in Allowance for Doubtful Accounts	-	112,500
Increase in Recoverable Development Costs	(28,195)	-
(Increase) Decrease in Interest Receivable	288	(156)
Increase (Decrease) in Deferred Revenue	430,472	(11,621)
(Increase) Decrease in Prepaid Expenses and Other Assets	(79,416)	11,135
Increase (Decrease) in Accounts Payable – Trade	(59,135)	311,841
Increase in Accrued Liabilities (Note G)	355,740	51,121
Net Cash Used by Operating Activities	(3,943,735)	(753,872)

Cash Flows From Investing Activities:
Redemption of Certificates of Deposit	471,564	-
Purchase of Equipment	(5,164)	(2,465)
Net Cash Provided by Investing Activities	466,400	(2,465)

Cash Flows From Financing Activities:
Proceeds from Sales of Preferred B Stock	-	600,000
Proceeds from the Exercise of Warrants	5,852,333	-
Proceeds from Borrowing	-	500,000
Dividends Paid	(99,164)	-

Net Cash Provided by Financing Activities	5,753,169	1,100,000

Net Increase in Cash	2,275,834	343,663

Cash, at Beginning of Period	2,328,912	325,887

Cash, at End of Period	$4,604,746	$669,550

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$159	$601

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a molecular diagnostics company that has acquired certain patents and has patent pending applications for certain machine learning tools used for diagnostic and drug discovery.  The Company licenses the use of its patent protected technology and utilizes such technology internally to develop diagnostic tests, prognostic tests, drug monitoring tests and drug targets for therapeutic use, and sells or licenses such discoveries to diagnostic or pharmaceutical companies worldwide. The Company’s technology also has applications in the data mining and business analytics fields.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

In September 2009, the FASB issued ASC 810, Consolidations, to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the elimination of the qualifying special-purpose entity concept  and (2) constituent concerns about the application of  accounting and disclosures which do not provide timely and useful information about an enterprise’s involvement in a variable interest entity. The Company adopted this statement on January 1, 2010 and the adoption of this standard did not have a material effect on our financial position or results of operations.

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

During the first quarter the Company signed a License Agreement which required an initial payment to the Company from Quest Diagnostics, Inc. of $500,000. The Company recognized deferred revenue in connection with such licensing agreement of $500,000 which will be recognized as income over the approximate 9 year weighted average remaining term of the patents subject to the License Agreement.

In addition, during the first quarter the Company signed a Development Agreement with Quest Diagnostics, Inc..  The Development Agreement, in the amount of $375,000 requires the Company to perform services to assist Quest Diagnostics, Inc. in developing certain products.  Revenue of $291,662 has been recorded as of September 30, 2010, for the Development Agreement and $83,338 is expected to be recognized as income over the remaining estimated development period of two months.

The Company treats the incremental direct cost of revenue arrangements, which consists principally of employee bonuses, as deferred charges and these incremental direct costs are amortized to expense using the straight-line method over the same term as the related deferred revenue recognition.

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $974,406 as of September 30, 2010.  Unearned revenue of $114,035 is recorded as current and $860,371 is classified as long-term.

Note C - NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Due to the net loss in all periods presented the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented.

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and nine months ended September 30, 2010, consisted of $14,100 and $125,174 respectively for stock options granted to executives and directors.  Stock-based expense included in our net loss for the three months and nine months ended September 30, 2009 was $254,577 and $386,032 respectively.

As of September 30, 2010, and September 30, 2009, there was $250,020 and $250,366, respectively, of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods with a weighted average of approximately 2.3 years.

One of our directors resigned during the first quarter of 2010 due to other work commitments. As a result of his resignation, he forfeited options to acquire 750,000 shares of common stock at $0.08 because the vesting provisions were not satisfied.

In February 2010, a new outside director was appointed to replace the director who resigned. In connection with this appointment to the Company’s Board of Directors, the Company granted the new director an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.26, and expire on February 24, 2015.  The fair value of each option granted was $0.205 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.73%, an expected life of 5 years, and volatility of 1.0816%.  The aggregate computed value of these options was $307,469, and this amount will be charged as an expense over the three year vesting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued
As a part of the August 15, 2008 employment agreement with Dr. Stephen Barnhill as Chief Executive Officer, Dr. Barnhill was granted an option to purchase an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.08. The options were to vest over a two year period and the vesting included certain performance metrics in order for a portion of the options to vest. Due to the performance metrics not being met for a portion of the options, 1,000,000 shares did not vest and were forfeited in the third quarter.  As a result, the Company recognized a reduction of stock compensation expense of $28,748 related to those unvested options. The remaining 5,000,000 have vested according to the terms of the employment agreement.

On May 10, 2010, the Company announced the appointment of Maher Albitar, M.D., to the position of Chief Medical Officer. On August 2, 2010, the company issued Dr. Albitar an option to purchase 1,000,000 shares of common. The options vest in four installments of 250,000 options and have a contingent vesting criteria based upon the commercialization of four new molecular diagnostic tests.  The options have an exercise price of $0.15, and expire on August 2, 2015.  The fair value of each option granted was $0.13 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.62%, an expected life of 5 years, 10% probability, and volatility of 1.3298%.  The aggregate computed value of these options is $13,025 and will be charged as an expense over the vesting period.

The following schedule summarizes combined stock option and warrant information for the nine months ended September 30, 2010 and the twelve months ended December 31, 2009:

2009	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	128,777,644	$0.16
Granted	5,000,000	$0.08
Exercised	(17,503,073)	$0.14
Expired un-exercised	(15,659,394)	$0.15
Outstanding, December 31, 2009	100,615,177	$0.16

2010
Granted*	19,375,000	$0.22
Exchanged*	(32,527,776)	$0.17
Exercised	(34,387,903)	$0.14
Expired un-exercised	(18,949,498)	$0.19
Outstanding, September 30, 2010	34,125,000	$0.15

* Please refer to Note F with regard to Mr. Quirk for additional detail regarding this item.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

The following schedule summarizes combined stock option and warrant information as of September 30, 2010:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.08	12,250,000	3.0	12,250,000	5.0
$0.13	2,500,000	2.0	2,500,000	2.0
$0.15	1,000,000	5.0	-	5.0
$0.17	6,875,000	2.0	6,875,000	2.0
$0.25	*10,000,000	1.5	*10,000,000	1.5
$0.26	1,500,000	4.0	250,000	4.5
Total	34,125,000		33,125,00

* Please refer to Note F with regard to Mr. Quirk for additional detail regarding this item.

The weighted average remaining life of all outstanding warrants and options at September 30, 2010 is 4.5 years.  As of September 30, 2010, the aggregate net intrinsic value of all options and warrants outstanding is $636,237.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,320,342 in patents and patent related costs, net of $1,665,452 in accumulated amortization, at September 30, 2010.

Amortization charged to operations for the three months and nine months ended September 30, 2010, and 2009 were $65,680 and $197,040 respectively in both years. Estimated amortization expense for the next five years is $262,720 per year.

Note F – STOCKHOLDERS’ EQUITY

In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.19 (the “Tranche 2 Warrants”). Pursuant to the terms of the Tranche 2 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 2 Warrants if the average of the last reported closing bid and asked prices on the Over-the-Counter Bulletin Board for the Company’s common stock was $0.24 for a period of thirty consecutive calendar days, which occurred on February 28, 2010, or forfeit the right to acquire those shares.  The Company exercised its call rights relating to certain of the Tranche 2 Warrants during the first quarter.  As a result, the holders of the Tranche 2 Warrants who received the Company’s call notice were obligated to purchase 14,731,217 shares of restricted common stock or forfeit an equal number of Tranche 2 Warrant shares.   The number of shares of common stock purchased relating to the call notice was 11,729,390 and 3,001,827 Warrants were forfeited.  The Company received $2,228,584 in gross proceeds from the purchase of the common stock related to the call provision.

Warrants exercised in the first quarter of 2010 that were exercised independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,938.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – STOCKHOLDERS’ EQUITY, continued

On September 7, 2010, the warrants related to the 2007 private placement expired. As a result, 10,952,261 warrants, representing both the $0.14 and the $0.19 tranches, were exercised on or before September 7, 2010 resulting in proceeds of $1,654,436 to be delivered to the Company.

In addition to the warrant conversions described above, there were 6,875,000 warrants converted into shares as part of the settlement on July 27, 2010, with the lead purchaser in the 2007 Private Placement (“2007 Lead Purchaser”). Therefore, in addition to the warrants converted on or before September 7, 2010, 6,875,000 warrants were converted and $1,134,375 was credited to the 2007 Lead Purchaser in order to cover the aggregate price of the warrants.

Warrants exercised in the third quarter of 2010 that were exercised independent of the 2007 Private Placement expiration totaled 300,000 warrant shares with proceeds to the Company of $24,000.

On September 23, 2010 the Company announced that the declaratory judgment lawsuit brought by William F. Quirk, Jr., related to his 32,527,776 warrants issued pursuant to the 2007 Private Placement transaction, was settled. Pursuant to the settlement agreement, Mr. Quirk exchanged his 32,527,776 warrants (16,263,888 warrants with an exercise price of $0.14 per share and 16,263,888 warrants with an exercise price of $0.19 per share) for three new warrants, two of which are for 3,333,333 shares each and one warrant for 3,333,334 shares (for a total of 10 million shares), with strike prices of $0.20, $0.25 and $0.30, and exercise terms of 12 months, 18 months and 24 months, respectively.  The modification of Mr. Quirk’s warrants did not result in a charge to the company as the estimated fair value of the warrants surrendered by Mr. Quirk in the exchange was less than the estimated fair value of the replacement warrants granted to Mr Quirk.

In addition to the exchange of warrants in connection with the settlement with Mr. Quirk, the Company will provide an exercise price adjustment equal to the fair market value of two million shares. The value of this exercise price adjustment, based on the closing price on the date prior to the date of exercise of the new warrants, will be applied towards the exercise price of all or a part of any of the three replacement warrants granted to Mr. Quirk aggregating  ten million shares. Mr. Quirk will not receive cash or stock related to this exercise price adjustment.

In connection with our Series B Preferred stock, we are required to pay dividends which accrue on a cumulative 10% basis.  Such dividends are payable at the Company’s option in cash or common stock and the dividends will be accrued until paid at the Company’s option or when the shares are converted to common stock .  As there is no requirement to pay such dividends in the upcoming year and it is not the intention of the Company to do so, the dividends payable of $156,120 are reflected as a long term liability in the accompanying balance sheet.

In addition, the Company is required to pay a special dividend to the Preferred B shareholders equal to 15% of net revenues for revenue contracts signed after the issuance of the Series B stock.  The Company paid $99,164 in dividends related to this requirement in the second quarter of 2010 as a result of revenue contracts signed in 2010. Additionally, $23,518 is recorded as currently payable as of September 30, 2010.

On October 12, 2010, the Company was notified by one the holders of Series B Preferred stock of their desire to convert their existing Series B Preferred stock to common stock, as is their right.  The company will convert those Series B Preferred shares to common stock and pay the accrued dividends to the investor during the fourth quarter of this year.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – SUBSEQUENT EVENTS

On October11, 2010, the Company announced that Richard Scott Tobin its President, General Counsel, Principal Financial Officer, Principal Accounting Officer and Director, has stepped down from all positions effective October 10, 2010.

As part of his employment agreement, Mr. Tobin’s 4.5 million options vested options would have been required to be exercised within 90 days of his separation from the company or be forfeited.  In connection with the release agreement, the Company has agreed (i) to pay Mr. Tobin $269,615, (ii) to extend the exercise period of his options until January 15, 2012, and (iii) to allow Mr. Tobin an exchange feature enabling him to pay with a portion of his HDC shares up to $170,000 related to any option conversion tax liability.  The Company expects to incur an expense of $127,164 for extending his options until January 15, 2012. This expense will be charged in the fourth quarter. The aggregate cost of this settlement is reflected on the financials statements as accrued settlement charges of $396,779.

On October 26, 2010, the Company announced that Thomas L. Gallagher has been appointed by the Board of Directors as President, Chief Operating Officer and General Counsel effective October 20, 2010.

The Board of Directors also approved the grant to Mr. Gallagher of 2,500,000 options to purchase common stock.  The options are exercisable immediately at an exercise price of $0.19 per share (the closing price on the grant date) and expire ten years after the grant date.   The Company will record a charge of $357,798 in the fourth quarter with respect to the option grant. The fair value of each option granted was $0.14 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.82%, an expected life of 5 years, and volatility of 1.0%.

On November 2, 2010, the Company announced that it has been awarded $244,479 by the United States government under the Qualifying Therapeutic Discovery Project (QTDP) Program to advance the development of the company's SVM and RFE-SVM technology. The QTDP grant program provides support for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in new therapies, to treat areas of unmet medical need, or to prevent, detect, or treat chronic or acute diseases and conditions, or to reduce long-term health care costs in the United States, or to significantly advance the goal of curing cancer.  This grant was based upon research and development expenditures during 2009 and 2010.  This grant has been reflected as a reduction of research and development expense and compensation expenses during the third quarter of 2010 and is shown on the accompanying balance sheet as accounts receivable at September 30, 2010.

Note H – COMMITMENTS

From time to time, the Company is subject to various claims primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our Company is a molecular diagnostics company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  Our Company operates primarily in the emerging field of personalized medicine where such tools are critical to scientific discovery.  Our primary business consists of licensing our intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools.  We also endeavor to develop our own product line of newly discovered biomarker-based diagnostic tests that include human genes and genetic variations, as well as gene, protein, and metabolite expression differences and image analysis.  In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action.  They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development. The Company’s technology also has applications in the data mining and business analytics fields.

On May 10, 2010, the Company announced the appointment of Maher Albitar, M.D., a world-renowned cancer scientist and inventor, to the position of Chief Medical Officer. Until recently, Dr. Albitar was the Medical Director of Hematology and Oncology and Chief of Research and Development at Quest Diagnostics Nichols Institute San Juan Capistrano, Calif. Prior to Quest Diagnostics, Dr. Albitar was a tenured full professor at the M.D. Anderson Cancer Center and the University of Texas, where he served as chief of the hematopathology of the leukemia section with joint appointment in the clinical leukemia department.

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

On September 1, 2010, the Company entered into a two-year employment agreement with Herbert A. Fristche, Ph.D., pursuant to which Dr. Fristche will serve as the Company’s Chief Science Officer. Dr. Herbert A. Fritsche served as Professor of Laboratory Medicine and Chief of the Clinical Chemistry Section at The University of Texas, M.D. Anderson Cancer Center in Houston, Texas. During his 41 years at M.D. Anderson Cancer Center, Dr. Fritsche has focused his research activities on the development and validation of cancer diagnostics.

Dr. Fritsche has served on the Expert Panel for Tumor Marker Practice Guidelines for the American Society of Clinical Oncology (ASCO), and the Laboratory Practice Guidelines Committee for the National Academy of Clinical Biochemistry. In addition, he serves on the Editorial Board of six international scientific journals. Dr. Fritsche has served as a consultant/advisor to the National Cancer Institute (NCI) and the U.S. Food and Drug Administration (FDA), and many major international diagnostic companies and biotech start-up companies.

Intellectual Property Activities

In March 2010, the U.S Patent and Trademark Office issued a patent based on the Company's method for analyzing spectral data obtained from a mass spectrometer for identification of the most important features in the data that can be used for classification of patient samples.  This method is particularly suited for discovery of biomarkers using protein samples.

In July 2010, the European Patent Office issued a notice of intent to grant a European patent covering the company's RFE-SVM method.  In August 2010, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s application covering RFE-SVM. With the issuance of these patents, the Company will have 7 issued patents covering its RFE-SVM technique in the U.S., Australia, Canada, Europe and Japan.  Additional patents covering the RFE-SVM method are pending.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

In August 2010, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a method for clustering data in a dataset consisting of letters in text or speech. This method measures the similarity between the letters or sounds to determine the optimum number of clusters or classes for separating the data when the number of classes is not known in advance. The clustering method may be used alone or in combination with SVM analysis.

Also in August 2010, the U.S. Patent and Trademark Office issued a notice of allowance of the Company's application covering methods for analyzing data in a text document to identify matches between strings of characters.  This technique for text recognition can be incorporated in a search engine.

In September 2010, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a system for providing data analysis services using a support vector machine for processing data received from a remote source.   Also, in September 2010 the U.S. Patent and Trademark Office issued another notice of allowance in May 2010 for the Company's application covering a method of feature selection and feature ranking using a support vector machine.  This method differs from the Company's patented RFE-SVM, thus expanding its coverage of a variety of feature selection methods, which have become essential for identifying the most important data in large datasets.

In September 2010, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s application covering Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines. In addition to covering pre-processing and post-processing of data in conjunction with SVM analysis, the claims of this patent cover methods of providing data analysis services using a support vector machine for processing data received from a remote source.

As a result of these activities, the Company now has 88 U.S. and foreign issued and pending patents, including 47 issued and 41 pending patents, in the state-of-the-art pattern recognition technology known as Support Vector Machines, Recursive Feature Elimination and Fractal Genomics Modeling, and the discoveries made from these technologies. In addition, our technology is used in the discovery of knowledge from large and/or complex data sets.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Revenue

For the three months ended September 30, 2010, revenue was $159,984 compared with $16,215 for the three months ended September 30, 2009.  As disclosed in our financial statements, revenue is recognized for licensing and development fees over the period earned and the significant increase in this quarter is primarily related to the development agreement with Quest Diagnostics, Inc., which we began providing the development services in February 2010.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended September 30, 2010, and 2009. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees, totaled $149,266 for the three months ended September 30, 2010, compared with $130,675 for the same 2009 period.  The increase is due primarily to higher costs associated with professional service fees.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Legal fees totaled $174,827 during the three months ended September 30, 2010, and were $37,205 during the same period 2009.  The increase was primarily due to legal costs associated with settlement agreements reached by the Company and previously discussed (see Note F and Note G).

Research and development fees were $132,444 for the three months ended September 30, 2010, and $6,526 for the same period in 2009. This increase relates primarily to the costs associated with completion of the Abbott validation study of the urine-based molecular diagnostic test for prostate cancer performed at a major U.S. academic cancer center.

Compensation of $202,500 for the three months ended September 30, 2010, was lower than the $230,117 reported for the comparable 2009 period. The decrease is attributed to a reduction in bonus amounts earned.

Other general and administrative expenses increased to $268,389 for three months ended September 30, 2010, compared to $160,037, for 2009.  This increase was due primarily to higher costs incurred for sales, marketing, and investor relations activities.

Loss from Operations

The loss from operations for the three months ended September 30, 2010 was $833,122, compared to $614,024 for the previous year. This increased loss was due to higher costs primarily associated with legal, research and development and professional fees as previously discussed.

Other Income and Expense

Interest income was $3,139, for the three months ended September 30, 2010, compared to $1,454 in 2009.  Interest income increased because the Company had more cash on hand to invest throughout the 2010 period.

As previously discussed (see Note G), the Company negotiated a settlement with Richard Scott Tobin.  As a result, the Company realized a settlement charge of $396,779. During the same period in 2009, there were no settlement charges.

No interest expense was incurred during the three months ended September 30, 2010. The comparable 2009 period had $10,320 in interest expense. The reduction is a result of the Company retiring all of its short and long term debt.

Net Loss

The net loss for the three months ended September 30, 2010, was $1,226,762, compared to $622,890 for the three months ended September 30, 2009.  The increased net loss was due to the increase in settlement charges and loss from operations, as previously described.

The net loss attributable to common shareholders was $1,283,525 in 2010, compared to $622,890 in the previous year.

Net loss per share was $0.01 and $0.00 for 2010 and 2009 respectively.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenue

For the nine months ended September 30, 2010, revenue was $367,668 compared with $49,121 for the nine months ended September 30, 2009.  As disclosed in our financial statements, revenue is recognized for licensing and development fees over the period earned and the significant increase in this quarter is primarily related to the development agreement with Quest Diagnostics, Inc., which we began providing the development services in February 2010.

Operating and Other Expenses

Amortization expense was $197,040 for both the nine months ended September 30, 2010, and 2009. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees totaled $478,793 for the nine months ended September 30, 2010, compared with $379,338 for the same 2009 period.  The increase is due primarily to higher costs associated with professional services fees and patent filing and maintenance costs.

Legal fees totaled $602,474 during the nine months ended September 30, 2010, and were $222,367 during the same period 2009.  The increase was primarily due to legal costs associated with settlement agreements reached by the Company, as previously discussed (see Note F and Note G).

Research and development fees were $325,403 for the nine months ended September 30, 2010, and $18,494 for the same period in 2009. This increase relates primarily to the costs associated with completion of the Abbott validation study of the urine-based molecular diagnostic test for prostate cancer performed at a major U.S. academic cancer center.

Compensation of $931,425 for the nine months ended September 30, 2010 was higher than the $668,421 reported for the comparable 2009 period. Compensation increased due to the hiring of additional personnel and bonus amounts earned by Company executives.

Other general and administrative expenses increased to $686,584 for nine months ended September 30, 2010, compared to $287,881 for in 2009.  This increase was due primarily to larger costs incurred for sales, promotional, investor relations activities and the computed value of director’s options.

Loss from Operations

The loss from operations for the nine months ended September 30 2010 was $2,854,051 compared to $1,724,420 for the previous year. This increased loss was due to higher costs primarily associated with legal, research and development and professional and administrative activities as discussed above.

Other Income and Expense

Interest income was $13,303 for the nine months ended September 30, 2010, compared to $3,868 in 2009.  Interest income increased because the Company had more cash on hand to invest throughout the 2010 period.

As previously discussed, the Company negotiated a settlement with the lead purchaser in the Company’s 2007 Private Placement and Richard Scott Tobin.  As a result, the Company realized a charge of $2,274,426 as settlement charges. During the same period in 2009, there were no settlement charges.

Interest expense of $159 for the nine months ended September 30, 2010 was significantly less than the $10,683 recorded for the same period 2009.  The reduction is a result of company retiring all of its short and long term debt.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net Loss

The net loss for the nine months ended September 30, 2010 was $5,115,333 compared to $1,731,235 for the nine months ended September 30, 2009.  The increased net loss was due to the increase in settlement charges and loss from operations, as previously described.

The net loss attributable to common shareholders was $5,394,135 in 2010 compared to $1,731,235 in the previous year.

Net loss per share was $0.03 for 2010 and $.01 for 2009.

Liquidity and Capital Resources

At September 30, 2010, the Company had $4,755,539 in available cash and certificates of deposits.  As of the same date, the Company had total current liabilities of $1,219,117. As a result, we believe we have sufficient resources to meet all of our current obligations.

Our net loss for the nine months ended September 30, 2010 was $5,115,333.  Our cash used by operating activities for the nine months ended September 30, 2010 was $3,943,735. Cash generated by investment activities was $466,400 due to the redemption of $471,564 in certificates of deposit and fixed asset acquisitions of $5,164.  Cash provided by financing activities was $5,753,169, consisting of proceeds from the exercise of warrants of $5,852,333 less dividends paid of $99,164.  As a result, the Company realized an increase of cash of $2,275,834 during the nine months ending September 30, 2010.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$62,500	$62,500	$-
Office Lease	204,160	40,140	$164,020
Total	$360,781	$196,761	$164,020

The Company has relied primarily on equity and debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful may result in significant revenue, as further described above.  In the meantime, the Company will implement a cash conservation program.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T.   Controls and Procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and our President / Chief Operating Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2009 due to an inadequate segregation of duties due to the small number of employees.  The Company anticipates that this material weakness will be satisfactorily addressed in the near future.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, the Company is subject to various claims primarily arising in the normal course of business.   Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.19 (the “Tranche 2 Warrants”). Pursuant to the terms of the Tranche 2 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 2 Warrants if the average of the last reported closing bid and asked prices on such day on the Over-the-Counter Bulleting Board for the Company’s common stock was $0.24 for a period of thirty consecutive calendar days, which occurred on February 28, 2010, or forfeit the right to acquire those shares.  The Company exercised its call rights relating to certain of the Tranche 2 Warrants during the first quarter of 2010.  As a result, the holders of the Tranche 2 Warrants who received the Company’s call notice were obligated to purchase 14,731,217 shares of restricted common stock or forfeit an equal number of Tranche 2 Warrant shares.    The number of shares of common stock purchased relating to the call notice was 11,729,390 and 3,001,827 Warrants were forfeited.  The Company received $2,228,584 in gross proceeds from the purchase of the common stock related to the call provision.

Warrants exercised from January 1, 2010 through March 23, 2010 that were exercised independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,938.

On September 7, 2010, the warrants related to the 2007 Private Placement expired. As a result, 10,952,261 warrants, representing both the $0.14 and the $0.19 tranches, were exercised on or before September 7, 2010, the expiration date, resulting in proceeds of $1,654,436 to be delivered to the Company.

In addition to the warrant conversions described above, there were 6,875,000 warrants converted into shares as part of the settlement on July 27, 2010, with the lead purchaser in the 2007 Private Placement (“2007 Lead Purchaser”). Therefore, in addition to the warrants converted on or before September 7, 2010, 6,875,000 warrants were converted and $1,134,375 was credited to the 2007 Lead Purchaser in order to cover the aggregate price of the warrants.

Warrants exercised in the third quarter of 2010 that were exercised independent of the 2007 Private Placement expiration totaled 300,000 warrant shares with proceeds to the Company of $24,000.

As previously disclosed (See Note F to the Company’s financial statements in Part I of this Form 10-Q and Exhibits 10.1 and 10.2 to this Form 10-Q), the Company entered into settlement agreements in the third quarter pursuant to which, among other matters,  the Company agreed (i) to issue to one investor a new two year warrant to purchase an additional 6,875,000 shares of common stock at an exercise price of $0.17 per share and file a registration statement covering the resale of the shares of common stock underlying the new warrant, and (ii) to permit another warrant holder to exchange his 32,527,776 warrants for 10,000,000 new warrants. These transactions were effected in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Based on the information provided by each of the investors, the investors qualify as accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended).

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5.   Other Information.

None

Item 6.   Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

10.1	Settlement Agreement with 2007 Private Placement Lead Investor

10.2	Settlement Agreement with William F. Quirk, Jr.

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: November 15, 2010	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: November 15, 2010	/s/ Thomas L. Gallagher
Printed Name: Thomas L. Gallagher
Title: President, Chief Operating Officer and
Principal Financial Officer