Form 10-Q/A
period 2010-09-30
HEALTH DISCOVERY CORP
filed 2011-02-11
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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
Yes ☐ No  ☒

EXPLANATORY NOTE TO FORM 10-Q/A

This 10-Q/A is being filed to include the entire version of Exhibit 10.1.  A redacted version of Exhibit 10.1 was filed with the 10-Q pursuant to a confidentiality treatment application which has been subsequently withdrawn by Health Discovery Corporation.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5.   Other Information.

None

Item 6.   Exhibits.

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q/A:

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of President, Chief Operating Officer and Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

10.1	Settlement and Release Agreement with Prime Mover Capital Partners, LP

SIGNATURES

In accordance with the requirement of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: February 11, 2011	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chief Executive Officer

Date: February 11, 2011	/s/ Thomas L. Gallagher
Printed Name: Thomas L. Gallagher
Title: President, Chief Operating Officer and
Principal Financial Officer