Form 10-K
period 2010-12-31
HEALTH DISCOVERY CORP
filed 2011-03-31
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-62216

HEALTH DISCOVERY CORPORATION
(Name of Registrant as Specified in its charter)

Georgia	74-3002154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Bryan Street, Suite 610 Savannah, Georgia	31401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2010 was approximately $29,277,720.

As of March 31, 2011, there were 229,475,747 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, and 18,777,675 shares of Series B Preferred Stock are outstanding.

HEALTH DISCOVERY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2010

i

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

On August 26, 2003, we acquired all of the assets of The Barnhill Group, LLC, which was owned by Stephen D. Barnhill, M.D.  Dr. Barnhill is a physician trained in laboratory medicine and clinical pathology.  He developed artificial intelligence and pattern recognition computational techniques used today in medicine, genomics, proteomics, diagnostics, drug discovery and other fields of scientific endeavor.  Following the acquisition, Dr. Barnhill became our Chief Executive Officer and Chairman of our Board of Directors.  Also, immediately following our acquisition of the assets of The Barnhill Group, LLC and the change in strategic direction of the Company, our licensing rights to the telecommunications technology previously granted by Direct Wireless Corporation were terminated and all payment obligations to Direct Wireless Corporation were terminated.

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

On March 30, 2009, we amended our Articles of Incorporation to provide the rights and preferences of the Series B Preferred Stock, including the right to receive dividends, including special dividends, the right to vote on matters presented to holders of Common Stock, a preference right in the event of liquidation, and the right to convert the Series B Preferred Stock into Common Stock.  On November 13, 2009 we further amended and restated our Articles of Incorporation to provide for the rights and preferences of the Series B Preferred Stock as more fully described on the Amended and Restated Articles of Amendment to Articles of Incorporation incorporated by reference to this Form 10-K as Exhibit 3.1(c).

Our Company Overview

HDC is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  The Company operates primarily in the emerging field of molecular diagnostics where such tools are critical to scientific discovery.  The terms artificialintelligence and machine learning are sometimes used to describe pattern recognition tools.

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data.  Biomarkers are biological indicators or genetic expression signatures of certain disease states.  Our intellectual property is protected by more than 88patents that have been issued or are currently pending around the world.

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

Our Principal Market

The principal healthcare market for our pattern recognition technology and biomarker discoveries is medical diagnostics, particularly the rapidly growing field of molecular diagnostics.  The market consists of two basic types of diagnostic procedures: in vitro tests performed on a patient’s fluid or tissue samples and in vivo tests performed directly on the body, including blood pressure monitoring and imaging analysis such as x-rays.  In vitrodiagnostics (IVD) can be further divided into several major segments, including clinical chemistry, immunochemistry, hematology/cytometry, microbiology, and molecular diagnostics.

According to a Visiongain Pharmaceutical Report, the IVD portion of the diagnostics market currently accounts for over $31 billion in sales worldwide.  Today, the molecular diagnostics segment represents a fraction of the IVD revenues with about $2.5 billion in sales, but it is widely considered to be the fastest growing segment, estimated at a 20-25% compounded annual growth rate, mainly in the U.S. and EU markets, versus 6-7% for IVD as a whole.  It is difficult to accurately assess the size of this segment since many countries do not have reference laboratories external to hospitals.  Areas of particular growth include infectious diseases, oncology, genetic diseases, and pharmacogenetic analyses.  Companies involved in this space include several major pharmaceutical and diversified corporations, including Roche Holdings Ltd., Abbott Laboratories, Inc., and Johnson & Johnson. Siemens AG and General Electric Company operate medical imaging segments that are expanding in diagnostics.  Other market players include large technology companies like Becton, Dickinson and Company, Beckman Coulter, Inc. and Bio-Rad Laboratories, Inc.

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

This trend towards personalized medicine may ultimately lead to the reduction of overall healthcare expenditures.  What is known as a surrogatemolecular marker may now be substituted for the lengthy process of comparing the effects of a prospective new drug versus a placebo on the ultimate outcome of a disease.  As a result, a drug’s effectiveness against the disease process in question may be monitored more efficiently by evaluating the presence or absence of a specific biomarker, thereby avoiding failures late in the research and development process as well as the threat of recalls.  One example of the successful application of biomarker data to therapeutic evaluation is the use of blood cholesterol levels to evaluate the effectiveness of cholesterol lowering drugs.  This approach has the potential for creating a revolutionary new paradigm in the conduct of clinical trials worldwide.

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

Current diagnostic tools, such as blood marker-based immunoassays, imaging techniques, and biopsy analyses, provide valuable information and have played an important role in the successful treatment of cancer patients, but are not without limitations. We believe there is a market for advanced diagnostic and prognostic tests that can provide meaningful information, screen for cancer, detect early recurrence, and monitor progression and therapeutic response in real time.  HDC’s pattern recognition technology can play a critical role in the development of these tests because an advanced pattern recognition technique such as SVM technology could be required for this type of discovery.

Working with recognized diagnostic and pharmaceutical partners, our goal is to develop a product line of newly discovered biomarker signatures and pathways that can be found in human genes and genetic variations, as well as gene, protein and metabolite expression differences.  In addition, we market our expertise in the design of clinical trials for companion diagnostics to substantiate the clinical validity and commercial utility of those biomarkers.  We also market the potent combination of our intellectual property and intellectual prowess to our prospective collaborative partners.  As inventors of the SVM technology, our world renowned mathematicians offer these companies an impressive development team for their drug discovery, diagnostic test or other applications.

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

Recursive Feature Elimination - Support Vector Machine Overview

Recursive Feature Elimination (RFE-SVM) is an application of SVM that was created by members of HDC’s science team to find discriminate relationships within clinical datasets, as well as within gene expression and proteomic datasets created from micro-arrays of tumor versus normal tissues. In general, SVMs identify patterns – for instance, a biomarker/genetic expression signature of a disease.  The RFE-SVM utilizes this pattern recognition capability to identify and rank order the data points that contribute most to the desired results.  The Company believes that its six RFE-SVM patents are currently the only RFE patents properly issued in the world.

In March 2010, the U.S. Patent and Trademark Office issued Patent No. 7,685,077, which claims RFE-SVM, to Intel Corporation.  The Company believes that this patent was improperly granted and has filed a continuation application to provoke an interference proceeding in the U.S.P.T.O. to obtain an affirmation of the Company’s prior and exclusive rights to the RFE-SVM technology. In parallel, the Company is requesting that the U.S.P.T.O re-examine the Intel patent to properly consider the Company’s prior art and, in view of that prior art, withdraw the Intel patent.

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

Our Scientific Achievements

Our Chief Executive Officer and members of our Scientific Advisory Board are experienced in the design, analysis and application of machine learning technology, having invented many of the concepts and methodologies used to exploit domain knowledge.  In addition, through pattern recognition, our Chief Executive Officer and members of our Scientific Advisory Board have identified and patent-protected biomarkers as possible treatment advances for several diseases, including prostate cancer, breast cancer, pancreatic cancer, Benign Prostatic Hyperplasia (BPH), colon cancer, and melanoma.

Prostate Cancer

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

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. (recently acquired by GE Healthcare) for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  During 2008, the Company and Clarient successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test.  Results from the Phase I, Phase II and Phase III double-blinded clinical validation studies were completed at Clarient and published in the peer reviewed journal UroToday International. These results demonstrated a high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells.  Clarient has not yet reported any commercial sales to us.  Clarient has not been actively marketing the 4-gene prostate cancer test because pathologists, not urologists, are their primary client. Due to cash constraints, Clarient did not have the funding to create a separate sales force focused on urologists. With the recent GE Healthcare acquisition, combining In Vivo imaging and In Vitro molecular diagnostics is now a primary focus for Clarient/GE Healthcare and prostate cancer is one of the primary diseases in which we believe they plan to combine the modalities for better patient management. Although Clarient/GE Healthcare is not currently marketing the prostate cancer test, the test is available through Clarient’s PATHSiTETM virtual reporting tool and accessible to Clarient/GE Healthcare’s entire pathology network.

On January 30, 2009, we entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which, among other things, the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine.  We also granted Abbott a worldwide royalty bearing, co-exclusive license (co-exclusive with Quest) for developing and commercializing a laboratory developed urine based molecular diagnostic test (“LDT”) for clinically significant prostate cancer, which could be commercialized in a clinical laboratory and sold directly to physicians for their patients. Because Abbott is primarily in the In-Vitro Diagnostic (IVD) development business, Abbott may choose to develop, validate and commercialize the IVD version of the 4-gene prostate cancer test and not pursue the Laboratory Developed Test (LDT) development. If that is the case, we would ask Abbott to return the LDT rights to HDC. If Abbott returns the LDT rights to HDC, we will immediately begin licensing discussions with clinical laboratories in the US, Europe and China to pursue development, validation and commercialization of the LDT version of the HDC 4-gene prostate cancer test which potentially increases our global reach for commercialization of the LDT version of the test. Abbott paid a one-time initial signing fee of $100,000 and then reimbursed us $100,000 in development costs as required by the license agreement.  In addition, with respect to products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events:  $250,000 upon completion of Phases 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phases 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre-Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission. We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples. In addition to the royalty payments, with respect to the urine based products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows:  after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000.  ”Net Sales” is equal to Abbott’s gross revenue less 5%, subject to adjustments as described in the license.

We have now completed the Abbott clinical trial for Phase 1 and 2 of the urine prostate cancer test validation process. In addition, we have completed all clinical laboratory genomic testing on the clinical trial specimens at MD Anderson Cancer Center. We have fully analyzed the data and are pleased with the results. We have met with and submitted all of our results to Abbott for their independent analysis and are awaiting their comments. If Abbott is satisfied with these results, we expect to receive the $250,000 milestone payment for completion of Phase 1 and 2 and move on to Phase 3 and 4 as described in the FDA Submission Plan.  If  for some reason Abbott chooses not to move forward, we will immediately begin licensing discussions with other international IVD companies, as well as, clinical laboratories in the US, Europe and China.

On January 30, 2009, we entered into a license agreement with Quest, pursuant to which the Company granted to Quest a non-exclusive, royalty bearing license for developing and commercializing a urine-based LDT for clinically significant prostate cancer which could be commercialized and sold by Quest’s clinical laboratories directly to physicians for their patients.  In consideration of granting the license to Quest, Quest paid a license fee to the Company and will pay ongoing royalty payments, certain milestone payments, and development fees.

Quest Diagnostics has now completed the urine prostate cancer test clinical trial described in our Licensing and Development Agreement with them. In addition, Quest has completed all clinical laboratory genomic testing on the clinical trial specimens. The clinical trial has now been un-blinded and the patient information has been supplied to Quest.  Quest is now in the process of fully analyzing the data and validating the results.

The Company is continuing to advance the development of the urine based prostate cancer test. The Company is pleased with the data and results completed to date.  In a recent clinical trial, we have now demonstrated that that the 4-gene urine test for clinically significant prostate cancer outperformed serum PSA, Digital Rectal Exam (DRE), as well as, published data for PCA3 and TMPRSS-ERG assays for the early detection of prostate cancer.

Additionally, preliminary testing has demonstrated that mRNA transcripts from the four genes can be detected in the plasma (blood) of patients with benign prostate hyperplasia (BPH) as well as from patients with prostate cancer.  The levels in prostate cancer have been shown to be different from those in benign prostate hyperplasia (BPH). Further validation and a larger scale study are needed to confirm this preliminary observation and to establish correlation with clinical behaviors.

We continue to progress towards the goal of commercialization of the 4-gene urine-based prostate cancer test at Quest and with Abbott  Upon completion of development and validation to the satisfaction of Quest, the 4-gene urine test for prostate cancer can be immediately commercializedas an LDT under the current CLIA regulations.Upon regulatory approval, Abbott could immediately begin commercialization and sale of the individual In-VitroDiagnostic (IVD) test kits to additional national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.

Breast Cancer

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

HDC licensed its two breast cancer diagnostic technologies (MammoSIGHT, for detecting malignancy in mammograms and MetastaSIGHT, for identifying circulating tumor cells in the blood) to Smart Personalized Medicine, LLC (“SPM”) pursuant to an amended license agreement in exchange for a 20% ownership position in SPM and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test other than by Quest Diagnostics Incorporated (“Quest”).  The detection component of these technologies finds the areas of particular interest in the image and separates these objects from the background.  The feature extraction component formulates numerical values relevant to the classification task from the segmented objects.  HDC’s patented technology can be used within all diagnostic imaging radiology techniques, including PET scans, CT scans, and MRIs.

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

On March 11, 2010, the Company, Quest and SPM entered into a Development Agreement (the “Quest Development Agreement”) pursuant to which the Company and SPM will assist Quest in the development of new laboratory tests for aiding in the selection of breast cancer therapies. The Company, SPM and Quest also entered a related Licensing Agreement (the “Quest License”).

Pursuant to the Quest License, SPM granted a co-exclusive (with SPM) sublicense to utilize the Licensed Patent Rights to the extent necessary to enable Quest to develop Products and perform the Validation Work under the Quest Development Agreement. Quest has the right to use SPM’s Breast Cancer Database developed in association with a world renowned academic cancer center (the “Database”).  In consideration for the license, Quest has separately made payments to SPM and us. Such payments to us include a $500,000 “License Fee (which has been paid in full), License Maintenance Fees” equal to $8,750 for the first year and $17,500 for each year thereafter (with such fees being credited against the “Royalty Payments” described below), upon the publication of a study performed for the Validation Work an “Initial Product License Fee” of $125,000 for each of the first two Products, and “Royalty Payments” equal to 2.45% of the Net Sales of each Licensed Product (i.e., each breast cancer test) sold by Quest. Quest will reimburse SPM and us for costs incurred related to any Validation Work done with respect to a Product.

Pursuant to the Quest License, in the event of a termination for cause by Quest prior to the termination of any products, Quest has the right to receive a refund of pro rata portion of the License Fee based on the ratio of the number of months from the date of termination until the eighteenth month anniversary of the agreement to such eighteenth month period.

Pursuant to the Quest Development Agreement, we are required to use the support vector machine technology and other intellectual property and expertise licensed to SPM to analyze data for the development and/or validation of applications of clinical laboratory services, In Vitro Diagnostic kits, clinical trial services and the other elements of “Field” (collectively, the “Products”).

 In consideration for our efforts under the Quest Development Agreement, Quest agreed to pay us $375,000 in development fees of which $291,662 has been received by HDC, with $83,338 remaining to be paid under the contract. These amounts are in addition to the $500,000 License Fee previously received as described above. Quest timely paid the first seven development fee monthly installments; however, the final two installment payments have not been made as required under the agreement.

A collaborative effort between SPM and HDC is underway at the MD Anderson Cancer Center (“MDACC”) in Houston, Texas.  The Principal Investigator at MDACC is completing the review of the breast cancer tissue blocks maintained in the tissue repository, to identify those subjects who meet the inclusion criteria for the study.  Once the tissue blocks have been identified for the study, they will be assessed for hormone and HER-2 protein receptor status and subjected to multi parameter protein and gene expression assays, followed by SVM based pattern recognition analysis to identify those features that best predict cancer recurrence, time to recurrence and overall patient survival.

Pancreatic Cancer

In February 2010, the Company entered into an agreement with the Pancreas, Biliary and Liver Surgery Center of New York (the “Pancreas Center”) to develop new molecular diagnostic tests for the early detection of pancreatic cancer. The Pancreas, Biliary and Liver Surgery Center is under the leadership of Drs. Michael Wayne, Franklin Kassim and Avram Cooperman.  Under the terms of the agreement, the Pancreas, Biliary and Liver Surgery Center will provide all specimens from their collected specimen banks, specimens on all new patients and all associated clinical and outcomes data. The specimens will include tissue, blood and urine.

The Company’s relationship with the Pancreas Center continued without interruption, irrespective of the fact that Saint Vincent Catholic Medical Centers located in New York City, has opted to close its operations.  The Pancreas Center has affiliated with Beth Israel Medical Center and is expected to affiliate with other hospitals in the New York City region in the near future.

To date, over 55 fresh frozen pancreatic tissues with accompanying blood specimens have now been collected and stored for the genomic analysis.  We plan to perform both gene expression profiling and profiling of micro-RNAs on specimens from pancreatic cancers, cysts and pancreatitis tissues.  SVM based pattern recognition analysis will then be used to identify the features that can discriminate these three tissues.  We will then interrogate the blood specimens to quantitate the gene transcripts (mRNA) and micro-RNAs and establish a gene based test to permit the early detection of pancreatic cancer. The Company will use its patent protected SVM-based discovery technology and science team in an attempt to develop these new molecular diagnostic tests for pancreatic cancer in a similar fashion to the urine-based prostate cancer test developed by the Company and licensed for development and commercialization to Quest Diagnostics and Abbott on a royalty-based, world-wide co-exclusive basis.  The Company will own all of the intellectual property and commercialization rights to these newly discovered molecular diagnostic tests for pancreatic cancer. Now that the Company has these development pancreatic tissues collected and stored, we can advance our discussions to partner with a large clinical laboratory and a large diagnostic instrument company for development, marketing and commercialization of these new pancreatic cancer tests.

Benign Prostatic Hyperplasia (BPH)

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

We have identified and patent protected fifty gene biomarkers representing 5 gene pathways involved with the development of benign prostatic hypertrophic disease (BPH).   All of these protein products of the genes are known to be secreted into the circulation or are highly likely to be secreted proteins from prostatic cells.  This blood protein test may be useful as companion diagnostic for use in clinical trials of new drug treatments. We intend to seek a strategic pharmaceutical partner, which has BPH drugs in the market currently or under development to finish development, finalize validation and commercialize a new molecular diagnostic test for BPH.

Colon Cancer

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

Melanoma

In February 2010, we announced that we are developing a melanoma/skin cancer mobile phone application which will enable customers to take a picture of a mole, lesion or birthmark, send it to HDC, and receive a risk assessment for melanoma and other skin cancer on their mobile phone.  This first-ever melanoma/skin cancer mobile phone application using our SVM technology will employ sophisticated image analysis techniques using patent protected algorithms for evaluating moles, lesions and birthmarks.  Since mid-February 2010, the Company has made progress on our melanoma risk management mobile phone application. . We have selected Apple’s iPhone as our initial mobile platform and have been focused on tuning image capture and analysis capabilities for skin lesions and moles for that platform.   In addition to the images we used to successfully train our melanoma app, we have now licensed a set of skin lesions including melanomas from Johns Hopkins University known as Dermatlas. We processed all the melanoma images from Dermatlas and a subset of the benign moles using the iPhone app. The results indicate a high sensitivity and specificity. In addition, we have been able to successfully eliminate images that are not skin lesions with a 99% accuracy rate. The Company has initiated discussions with potential U.S. and non-U.S. laboratory partners, dermatologists and marketing partners.  A beta version of the app has been completed and is currently being tested in the field. A more advanced version of the app with features and a user interface optimized for consumer use is in the final stages of development.  In addition to the potential revenue generated from the app itself, we may generate revenue from skin biopsies being referred by our app for Dermatopathology review with our clinical laboratory partners. It is important for us to have our global clinical laboratory partnerships in place before formally launching the melanoma app so that we can maximize the revenue stream from our referrals. We continue to have these partnership discussions with clinical laboratories both inside the US and internationally.

Flow Cytometry, Cytogenetics, and Pap smear Imaging

Management believes that our research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for myelodysplastic syndrome (pre-leukemia) has resulted in a successful proof of concept. The Company is pleased with the development progress to date, and the Company is now in discussions with clinical laboratories capable of completing development, final validation and commercialization of the new diagnostic test for the interpretation of flow cytometry data.

The Company is currently developing a software tool for the computer assisted analysis of chromosome abnormalities, referred to as cytogenetic analysis, using pattern recognition combined with image analysis techniques.  Innovative techniques for image processing are being developed to address the challenges in the cytogenetics product, which is to properly accommodate the variability of the chromosome images while retaining sensitivity to recognize subtle abnormalities in the chromosomes. The preprocessing techniques are designed to improve the performance of the subsequent SVM learning system. The initial implementation of the software system incorporating the new techniques is scheduled for validation in the second quarter of 2011. Large scale testing of the system is expected to start immediately after the software release. Performance data from the test will be collected and analyzed to guide the further improvements of the system. The Company is in discussions with a large national clinical laboratory for development, validation and commercialization of this new image analysis tool for cytogenetic analysis.

We have developed a set of sophisticated image processing operations to isolate the potentially abnormal cells in a high resolution digitized Pap smear image. Features relevant to the recognition problem can be extracted from the segmented cells. A set of fundamental geometrical, statistical, and topological features have been defined. These features can be used to facilitate SVM training, with other high level classification systems.  The data generated to date supports the development a laboratory developed test (LDT) for the interpretation of Pap smear images.  We are in discussions with a clinical laboratory to develop, validate and commercialize the LDT version of this computer assisted Pap smear interpretation tool.

SVM Capital, LLC

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in commodity and futures trading.  Atlantic Alpha reports that the SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years as well as a limited pilot program of real-time trading activity, and that the latest SVM-derived models generated by SVM Capital have successfully outperformed the static buy-and-hold model both in increased returns as well as in reduced risk.  After more than 2 years of successful live trading, Atlantic Alpha has now deployed the SVM K-2 model to over 30 securities.  These include nation ETF’s, large cap equities and commodities.  Atlantic Alpha is now exclusively trading SVM’s K-2 model and will begin offering this technology to the public via a new fund which began trading in January 2011.  HDC owns a 45% equity position in SVM Capital.

Employees

On December 31, 2010, we had 6 full time employees.

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

We know of no current governmental regulations that will materially affect the Company’s current operations or products. However, if the FDA changes its current position, and decides to regulate laboratory developed tests (LDT’s) currently regulated by CLIA certification, this could materially affect the development costs and commercialization timelines for our products.

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of forty-seven patents which were or have since issued as well as thirty-seven other patent applications that are pending in the U.S. and elsewhere in the world.  The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original IP, HDC are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,427,141	Enhancing Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 7,383,237	Computer-Aided Image Analysis	11/04/2019

U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

U.S. Patent No. 7,542,947	Data Mining Platform for Bioinformatics and Other Knowledge Discovery	08/07/2020

U.S. Patent No. 7,542,959	Feature Selection Using Support Vector Machine Classifier	05/01/2019

U.S. Patent No. 7,617,163	Kernels and Kernel Methods for Spectral Data	11/9/2021

U.S. Patent No. 7,624,074	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent No. 7,676,442	Selection of Features Predictive of Biological Conditions Using Protein Mass Spectrographic Data	08/07/2020

U.S. Patent No. 7,778,193	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,797,257	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent No. 7,805,388	Method for Feature Selection in a Support Vector Machine Using Feature Ranking	08/07/2020

U.S. Patent No. 7,890,445	Model Selection for Cluster Data Analysis	06/08/2024

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Indian Patent No. 212978	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Australian Patent No. 780050	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Chinese Patent No. ZL00808062.3	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Spanish Patent No. ES2254182	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

German Patent No. DE60024452.0-08	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Indian Patent No. 223409	Enhancing Knowledge Discovery for Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Israeli Patent No. 146705	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Norwegian Patent No. 319,838	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Patent/Application No.	Title	Expiration Date

South Korean Patent No. 724104	Enhancing Knowledge Discovery from Data Sets Using Multiple Support Vector Machines	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Canadian Patent No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

European Patent No.1356421	Computer Aided Image Analysis	01/23/2022

Spanish Patent No.2337556	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Australian Patent No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 4138486	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Patent No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Application No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Publication No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Application No. 10184558.4	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Hong Kong Application No. 011065063	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Canadian Application No. 2,371,240	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Japanese Application No. 2000-620577	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

European Publication No. 1236173	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

European Application No. 10185728.2	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Application No. 2001-534088	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

U.S. Patent Publication No. 2005/0165556	Colon Cancer-Specific Markers	05/01/2019

U.S. Patent Publication No. 2010/0256988	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Application No. 12/944,197	Feature Selection Using Support Vector Machine Classifier	05/01/2019

U.S. Application No. 12/957,411	Support Vector Machine-Recursive Feature Elimination (SVM-RFE)	05/01/2019

Patent/Application No.	Title	Expiration Date

U.S. Application No.12/868,658	Kernels for Identifying Patterns in Datasets Containing Noise or Transformation Invariance	05/07/2022

U.S. Patent Publication No. 2010/0205124	Support Vector Machine-Based Method for Analysis of Spectral Data	08/07/2020

U.S. Application No. 12/890,705	Feature Selection and for Evaluating Features Identified as Significant for Classifying Data	08/07/2020

European Publication No. 1828917	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	11/14/2025

Canadian Application No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Application No. 2,435,290	Computer Aided Image Analysis	01/23/2022

U.S. Application No. 13/019,585	Identification of Co-Regulation Patterns by Unsupervised Cluster Analysis of Gene Expression Data	05/17/2022

U.S. Patent Publication No. 2010/0256988	Data Mining Platform for Knowledge Discovery from Heterogeneous Data Types and/or Heterogeneous Data Sources	08/07/2020

European Publication No. 1449108	Pre-Processed Feature Ranking for a Support Vector Machine	11/07/2022

U.S. Patent Publication No. 2008/0050836	Biomarkers for Screening, Predicting, and Monitoring Benign Prostate Hyperplasia	01/24/2022

U.S. Patent Publication No. 2009/0215024	Biomarkers Upregulated in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0286240	Biomarkers Overexpressed in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0305257	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0215058	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

WIPO Application No. PCT/US09/66873	Methods for Screening, Predicting and Monitoring Prostate Cancer	12/04/2029

U.S. Patent Publication No. 2009/0226915	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0204557	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Australian Application No. 2009212193	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Chinese Application No. 200980110847.2	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

European Application No. 09709037.7	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Patent/Application No.	Title	Expiration Date

Indian Application No. 5526/CHENP/2010	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Japanese Application No. 2010-546084	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Application No. 12/975,306	System and Method for Remote Melanoma Screening	05/01/2019

WIPO Application No. PCT/US10/61667	System and Method for Remote Melanoma Screening	12/21/2030

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

Customers and Licensees

We have produced sales, licensing, and developmental revenue since 2005 through agreements with several customers and licensees.  In 2009, we entered into strategic alliance and licensing agreements with Abbott and Quest for commercialization of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  In July 2008, we entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests with DCL Laboratories (“DCL”) for the independent detection of ovarian, cervical and endometrial cancers.  However, in the first quarter of 2010, due to a shift in strategic direction involving the third party, we mutually terminated the license in February 2010, and are exploring other options to develop and commercialize such tests.  In March 2010, we licensed the use of our SVM technology to SPM to develop a superior breast cancer prognostic test.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding these licensing activities.

ITEM 1A.  RISK FACTORS

This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, all statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including but not limited to statements regarding the successful implementation of our services, business strategies and measures to implement such strategies, competitive strengths, expansion and growth of our business and operations, references to future success, the ability of the Company to utilize its SVM and FGM assets and other intellectual property to identify biomarkers which can be used in diagnostic tests, the ability to enter into agreements with strategic partners for the development and commercialization of diagnostic tests, the ability of the Company to develop a product line, the ability to achieve profitability, about anticipated size of the market for diagnostic tests, the capabilities of molecular diagnostic tests, regarding working with our collaborators resulting in revenue for the Company, the sufficiency of our liquidity and capital resources, and other such matters.  All such statements are forward-looking statements and are based on the beliefs of, assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may involve uncertainties and other factors that may cause the actual results and performance of our company to be materially different from future results or performance expressed or implied by such statements.

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

While we expect to continue to maintain a positive cash balance during 2011, our expenses are expected to exceed our income until we successfully complete transactions resulting in significant revenue.  Accordingly, our capital will be decreased to pay these operating expenses.  If we ever become profitable, of which there is no assurance that we can, from time to time our operating expenses could exceed our income and thus our capital will be decreased to pay these operating expenses.  We cannot assure you that we will ever achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We may need additional financing.

During 2009, we raised additional capital in the amount of $1,490,015 through the issuance of Series B Preferred Stock and received proceeds from the exercise of previously issued warrants to purchase our Common Stock of $2,450,430.  In addition, since January 1, 2010, we have received an additional $5,852,333 from the exercise of previously issued warrants to acquire our Common Stock.  If we are unable to generate sufficient revenue, additional proceeds may be required to finance our activities. We cannot assure prospective investors that we will not need to raise additional capital or that we would be able to raise sufficient additional capital on favorable terms, if at all.  There can be no assurance that additional financing will be available, if required, on terms acceptable to us.  If we fail to raise sufficient funds or do not increase our revenues from licensing our technology or performing services, we may have to cease operations or materially curtail our business operations. If we raise additional capital by issuing equity securities, our stockholders may experience dilution. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

A significant portion of our net revenues will be paid as either a Special Dividend to the holders of the Series B Preferred Stock or to our senior management in bonuses.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock (the “Series B Preferred Stock”) remain outstanding, the Company must pay the holders of the Series B Preferred Stock a special dividend (the “Special Dividend”) equal to 15% of the Company’s “Net Revenues.”  Company Net Revenues will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC, but will not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the issuance of the Series B Preferred Stock, the Company may satisfy the Special Dividend in its entirety if the aggregate payments made to the Series B Holders is equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Special Dividend to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. The shares of our Series B Preferred Stock also accrue dividends at the rate of 10% per year, which must be paid by the fifth anniversary of the issuance of such shares either by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion.

Further, pursuant to the terms of the employment agreement with Dr. Barnhill, a cash bonus (subject to an annual cap specified in the employment agreement) of 10% of the Company’s Net Revenue (as defined in the CEO’s employment agreement) is being accrued and paid as a cash bonus.  Although the employment agreement terminated on August 15, 2010, the Company and Dr. Barnhill have agreed to extend the terms and conditions of the terminated employment agreement on a month-to-month basis while the parties negotiate the terms of a new employment agreement.

Additionally, the Company may pay additional bonuses out of such revenue to other senior management.  The payment of the Special Dividend and any bonuses to management will reduce the amount of cash able to be used to fund our operations, to pay dividends to holders of our Common Stock and to otherwise distribute to holders of our Common Stock upon a sale or liquidation.The payment of the Special Dividend and any bonuses to management will reduce the amount of cash able to be used to fund our operations, to pay dividends to holders of our common stock and to otherwise distribute to holders of our common stock upon a sale or liquidation.

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

Our SVM Portfolio utilizes technology that may be covered by the original hyperplane patent (Pat. No. 5,649,068) invented by members of our Scientific Advisory Board and owned by Lucent Technologies GRL Corporation (“Lucent”).  We have obtained an assignment of a pre-existing patent license from Lucent. If Lucent were to terminate the license, it is possible that we would not be able to use portions of the SVM technology.

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

The markets for our products and services are very competitive, and we expect our competition to increase in the future.  Although we have not identified specific companies that provide the full suite of services that we do, we compete with entities in the U.S. and worldwide that provide products and services for the analysis of genomic information and information relating to the study of proteins (proteomic information) or that commercializes novel genes and proteins.  These include genomics, pharmaceutical and biotechnology companies, academic and research institutions and government and other publicly funded agencies.  We may not be able to successfully compete with current and future competitors.  Many of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do.  This may allow these competitors to discover or to develop products in advance of us or of our customers.

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

Our strategy for the development and commercialization of diagnostic biomarkers and therapeutic proteins depends on the formation of collaborations or licensing relationships with third parties that have complementary capabilities in relevant fields. Potential third parties include pharmaceutical and biotechnology companies, diagnostic companies, academic institutions and other entities.  We cannot assure you that we will be able to form these collaborations or license our discoveries or that these collaborations and licenses will be successful.

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

Our business is highly dependent upon the continued services of our executive team and board of directors.  While certain members of our senior management are parties to employment or consulting agreements and non-competition and non-disclosure agreements, we cannot assure you that these key personnel and others will not leave us or compete with us, which could materially harm our financial results and our ability to compete.  The loss, incapacity or unavailability for any reason of any of these individuals could have a material adverse effect upon our business, as well as our relationships with our potential customers.  We do not carry key person life insurance on any member of our senior management.  Furthermore, competition for highly qualified personnel in our industry and geographic locations is intense.  Our business would be seriously harmed if we were unable to retain our key employees, or to attract, integrate or retain other highly qualified personnel in the future.

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

The technology that we use to develop our products, and the technology that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in other genomic-related businesses.  If we infringe patents or proprietary rights of third parties, or breach licenses that we have entered into with regard to our technologies and products, we could experience serious harm. If litigation is commenced against us alleging intellectual property rights infringement or if we initiate a lawsuit to assert claims of infringement, protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others, we may incur significant costs in litigating, whether or not we prevail in such litigation.  Regardless of the outcome, litigation can be very costly.  These costs would also include diversion of management and technical personnel to defend us against third parties or to enforce our patents (once issued) or other rights against others.  In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could prevent us from being able to further develop or commercialize.  Further, these lawsuits could result in the invalidation or limitation of the scope of our patents or the forfeiture of the rights associated with these patents.  This could also result in the award of substantial damages against us.  In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties.  If we are not able to obtain these licenses at a reasonable cost, if at all, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products, all of which could negatively impact our business, financial condition or results of operations.  Moreover, during the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our common stock to decline.

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

We have identified a material weakness in our internal accounting control over financial reporting.

Management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.  Our Chief Executive Officer, who is also serving as our Principal Financial Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

All internal control systems no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property.  We lease 1,261 square feet of office space in Savannah, Georgia, pursuant to a month to month lease dated March 1, 2011. We currently pay base rent in the amount of $2,388 per month. Our principal executive office is located at 2 East Bryan Street, Suite 610, Savannah, Georgia 31401, and our telephone number is (912) 443-1987.  Our principal executive office is well maintained and suitable for the business conducted in this location.

On July 1, 2010, the company entered into a four year lease on a new office.  The Company estimated a move date sometime during the first quarter of 2011.  Given delays with the landlord in preparing the office space, the Company is renegotiating the terms of the lease as well as reconsidering the move to the new office space.  As a result, the current short term lease is sufficient for the Company’s operations, while the evaluation of potential new office space is reconsidered.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol HDVY.  The range of closing prices for our common stock, as reported on Bloomberg.com during each quarter of the last two fiscal years and last three most recent fiscal quarters was as follows.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
First Quarter 2009	$0.09	$0.04
Second Quarter 2009	$0.08	$0.03
Third Quarter 2009	$0.13	$0.03
Fourth Quarter 2009	$0.40	$0.09

	High	Low
First Quarter 2010	$0.36	$0.18
Second Quarter 2010	$0.21	$0.12
Third Quarter 2010	$0.22	$0.14
Fourth Quarter 2010	$0.20	$0.14

Holders of Record

As of March 31, 2011, there were approximately 299 holders of record of our common stock.

Dividends

We have not paid any cash dividends for commons shares since inception, and we do not anticipate paying any in the foreseeable future on common shares.  We intend to retain future earnings, if any, to support the development and growth or our business.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.  Under the Georgia Business Corporation Act, a company is prohibited from paying a dividend if, after giving effect to that dividend, either the company would not be able to pay its debts as they become due in the usual course of business or the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividends.   If the Company were to pay dividends, the holders of the shares of  the Series B Preferred Stock have a right to first receive, or simultaneously receive, a dividend on each outstanding share of Series B Preferred Stock on an as if converted to common stock basis.  The holders of the shares of Series B Preferred Stock also accrue a 10% annual dividend and have a special dividend right to receive 15% of the Company’s net revenues, subject to certain limitations.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the equity securities of the Company which are authorized for issuance to employees, directors and consultants in consideration for services as of December 31, 2010:

Equity Compensation Plan Information

	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted- average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	19,750,000	$.12	-
Total	19,750,000	$.12	-

Sales of Unregistered Securities

In February 2010, Mr. D. Paul Graham was appointed to our board of directors. In connection with this appointment to the Company’s Board of Directors, the Company granted the new director an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.26, and expire on February 24, 2015.  The fair value of each option granted was $0.205 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.73%, an expected life of 5 years, and volatility of 108.16%.  The aggregate computed value of these options was $307,469, and this amount will be charged as an expense over the three year vesting period.

On May 10, 2010, the Company announced the appointment of Maher Albitar, M.D., to the position of Chief Medical Officer. On August 2, 2010,the company issued Dr. Albitar an option to purchase 1,000,000 shares of common stock. The options vest in four installments of 250,000 options and have a contingent vesting criteria based upon a market condition consisting of the commercialization of four new molecular diagnostic tests.  The options have an exercise price of $0.15, and expire on August 2, 2015.  The fair value of each option granted was $0.13 and was estimated on the date of grant using a probability weighted fair value model similar to a lattice valuation model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.62%, an expected life of 5 years, 10% probability of attaining the market condition, and volatility of 132.98%.  The aggregate computed value of these options is $13,025 and will be charged as an expense over the vesting period.

On October 26, 2010, the Company announced that Thomas L. Gallagher has been appointed by the Board of Directors as President, Chief Operating Officer and General Counsel effective October 20, 2010. The Board of Directors also approved the grant to Mr. Gallagher of 2,500,000 options to purchase common stock.  The options are exercisable immediately at an exercise price of $0.19 per share (the closing price on the grant date) and expire ten years after the grant date.   The Company recorded a charge of $357,798 in the fourth quarter 2010 with respect to the option grant. The fair value of each option granted was $0.14 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.82%, an expected life of 5 years, and volatility of 99%.

On February 22, 2011, Mr. Gallagher resigned as the President, Chief Operating Officer and General Counsel of  the Company. Mr. Gallagher served as the Company’s principal financial officer and principal accounting officer.

Mr. Gallagher resigned in order to pursue a new opportunity.  The Company’s Board of Directors and Mr. Gallagher will soon begin discussions about a possible joint venture in order to pursue business opportunities with an emphasis on non-medical data-mining and business analytics using HDC’s technology. As currently contemplated, the proposed joint venture would grant Mr. Gallagher’s new company a non-exclusive license to Health Discovery Corporation’s substantial patent portfolio and know-how in exchange for a minority ownership interest in the new company.

All of these issuances of equity securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

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

Operational Activities

The Company actively markets its technology and related developmental expertise to prospects in the healthcare field, including some of the world’s largest corporations in the pharmaceutical, biotech, and life sciences industries.  Given the scope of some of these prospects, the sales cycle can be quite long, but management believes that these marketing efforts will produce favorable results in the future.

Licensing and Commercialization Developments

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

On July 31, 2007, we announced our alliance and licensing agreement with Clarient, Inc. (recently acquired by GE Healthcare) for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  During 2008, the Company and Clarient successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test.  Results from the Phase I, Phase II and Phase III double-blinded clinical validation studies were completed at Clarient and published in the peer reviewed journal UroToday International. These results demonstrated a high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells.  Clarient has not yet reported any commercial sales to us.  Clarient has not been actively marketing the 4-gene prostate cancer test because pathologists, not urologists, are their primary client. Due to cash constraints, Clarient did not have the funding to create a separate sales force focused on urologists. With the recent GE Healthcare acquisition, combining In Vivo imaging and In Vitro molecular diagnostics is now a primary focus for Clarient/GE Healthcare and prostate cancer is one of the primary diseases in which we believe they plan to combine the modalities for better patient management. Although Clarient/GE Healthcare is not currently marketing the prostate cancer test, the test is available through Clarient’s PATHSiTETM virtual reporting tool and accessible to Clarient/GE Healthcare’s entire pathology network.

On January 30, 2009, we entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which, among other things, the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine.  We also granted Abbott a worldwide royalty bearing, co-exclusive license (co-exclusive with Quest) for developing and commercializing a laboratory developed urine based molecular diagnostic test (“LDT”) for clinically significant prostate cancer, which could be commercialized in a clinical laboratory and sold directly to physicians for their patients. Because Abbott is primarily in the In-Vitro Diagnostic (IVD) development business, Abbott may choose to develop, validate and commercialize the IVD version of the 4-gene prostate cancer test and not pursue the Laboratory Developed Test (LDT) development. If that is the case, we would ask Abbott to return the LDT rights to HDC. If Abbott returns the LDT rights to HDC, we will immediately begin licensing discussions with clinical laboratories in the US, Europe and China to pursue development, validation and commercialization of the LDT version of the HDC 4-gene prostate cancer test which potentially increases our global reach for commercialization of the LDT version of the test. Abbott paid a one-time initial signing fee of $100,000 and then reimbursed us $100,000 in development costs as required by the license agreement.  In addition, with respect to products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events:  $250,000 upon completion of Phases 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phases 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre-Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission. We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples. In addition to the royalty payments, with respect to the urine based products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows:  after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000.  ”Net Sales” is equal to Abbott’s gross revenue less 5%, subject to adjustments as described in the license.

We have now completed the Abbott clinical trial for Phase 1 and 2 of the urine prostate cancer test validation process. In addition, we have completed all clinical laboratory genomic testing on the clinical trial specimens at MD Anderson Cancer Center. We have fully analyzed the data and are pleased with the results. We have met with and submitted all of our results to Abbott for their independent analysis and are awaiting their comments. If Abbott is satisfied with these results, we expect to receive the $250,000 milestone payment for completion of Phase 1 and 2 and move on to Phase 3 and 4 as described in the FDA Submission Plan.  If  for some reason Abbott chooses not to move forward, we will immediately begin licensing discussions with other international IVD companies, as well as, clinical laboratories in the US, Europe and China.

On January 30, 2009, we entered into a license agreement with Quest, pursuant to which the Company granted to Quest a non-exclusive, royalty bearing license for developing and commercializing a urine-based LDT for clinically significant prostate cancer which could be commercialized and sold by Quest’s clinical laboratories directly to physicians for their patients.  In consideration of granting the license to Quest, Quest paid a license fee to the Company and will pay ongoing royalty payments, certain milestone payments, and development fees.

Quest Diagnostics has now completed the urine prostate cancer test clinical trial described in our Licensing and Development Agreement with them. In addition, Quest has completed all clinical laboratory genomic testing on the clinical trial specimens. The clinical trial has now been un-blinded and the patient information has been supplied to Quest.  Quest is now in the process of fully analyzing the data and validating the results.

The Company is continuing to advance the development of the urine based prostate cancer test. The Company is pleased with the data and results completed to date.  In a recent clinical trial, we have now demonstrated that that the 4-gene urine test for clinically significant prostate cancer outperformed serum PSA, Digital Rectal Exam (DRE), as well as, published data for PCA3 and TMPRSS-ERG assays for the early detection of prostate cancer.

Additionally, preliminary testing has demonstrated that mRNA transcripts from the four genes can be detected in the plasma (blood) of patients with benign prostate hyperplasia (BPH) as well as from patients with prostate cancer.  The levels in prostate cancer have been shown to be different from those in benign prostate hyperplasia (BPH). Further validation and a larger scale study are needed to confirm this preliminary observation and to establish correlation with clinical behaviors.

We continue to progress towards the goal of commercialization of the 4-gene urine-based prostate cancer test at Quest and with Abbott  Upon completion of development and validation to the satisfaction of Quest, the 4-gene urine test for prostate cancer can be immediately commercializedas an LDT under the current CLIA regulations.Upon regulatory approval, Abbott could immediately begin commercialization and sale of the individual In-VitroDiagnostic (IVD) test kits to additional national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.

HDC licensed its two breast cancer diagnostic technologies (MammoSIGHT, for detecting malignancy in mammograms and MetastaSIGHT, for identifying circulating tumor cells in the blood) to Smart Personalized Medicine, LLC (“SPM”) pursuant to an amended license agreement in exchange for a 20% ownership position in SPM and a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test other than by Quest Diagnostics Incorporated (“Quest”).  The detection component of these technologies finds the areas of particular interest in the image and separates these objects from the background.  The feature extraction component formulates numerical values relevant to the classification task from the segmented objects.  HDC’s patented technology can be used within all diagnostic imaging radiology techniques, including PET scans, CT scans, and MRIs.

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

On March 11, 2010, the Company, Quest and SPM entered into a Development Agreement (the “Quest Development Agreement”) pursuant to which the Company and SPM will assist Quest in the development of new laboratory tests for aiding in the selection of breast cancer therapies. The Company, SPM and Quest also entered a related Licensing Agreement (the “Quest License”).

Pursuant to the Quest License, SPM granted a co-exclusive (with SPM) sublicense to utilize the Licensed Patent Rights to the extent necessary to enable Quest to develop Products and perform the Validation Work under the Quest Development Agreement. Quest has the right to use SPM’s Breast Cancer Database developed in association with a world renowned academic cancer center (the “Database”).  In consideration for the license, Quest has separately made payments to SPM and us. Such payments to us include a $500,000 “License Fee (which has been paid in full), License Maintenance Fees” equal to $8,750 for the first year and $17,500 for each year thereafter (with such fees being credited against the “Royalty Payments” described below), upon the publication of a study performed for the Validation Work an “Initial Product License Fee” of $125,000 for each of the first two Products, and “Royalty Payments” equal to 2.45% of the Net Sales of each Licensed Product (i.e., each breast cancer test) sold by Quest. Quest will reimburse SPM and us for costs incurred related to any Validation Work done with respect to a Product.

Pursuant to the Quest License, in the event of a termination for cause by Quest prior to the termination of any products, Quest has the right to receive a refund of pro rata portion of the License Fee based on the ratio of the number of months from the date of termination until the eighteenth month anniversary of the agreement to such eighteenth month period.

Pursuant to the Quest Development Agreement, we are required to use the support vector machine technology and other intellectual property and expertise licensed to SPM to analyze data for the development and/or validation of applications of clinical laboratory services, In Vitro Diagnostic kits, clinical trial services and the other elements of “Field” (collectively, the “Products”).

 In consideration for our efforts under the Quest Development Agreement, Quest agreed to pay us $375,000 in development fees of which $291,662 has been received by HDC, with $83,338 remaining to be paid under the contract. These amounts are in addition to the $500,000 License Fee previously received as described above. Quest timely paid the first seven development fee monthly installments; however, the final two installment payments have not been made as required under the agreement.

A collaborative effort between SPM and HDC is underway at the MD Anderson Cancer Center (“MDACC”) in Houston, Texas.  The Principal Investigator at MDACC is completing the review of the breast cancer tissue blocks maintained in the tissue repository, to identify those subjects who meet the inclusion criteria for the study.  Once the tissue blocks have been identified for the study, they will be assessed for hormone and HER-2 protein receptor status and subjected to multi parameter protein and gene expression assays, followed by SVM based pattern recognition analysis to identify those features that best predict cancer recurrence, time to recurrence and overall patient survival.

In February 2010, the Company entered into an agreement with the Pancreas, Biliary and Liver Surgery Center of New York (the “Pancreas Center”) to develop new molecular diagnostic tests for the early detection of pancreatic cancer. The Pancreas, Biliary and Liver Surgery Center is under the leadership of Drs. Michael Wayne, Franklin Kassim and Avram Cooperman.  Under the terms of the agreement, the Pancreas, Biliary and Liver Surgery Center will provide all specimens from their collected specimen banks, specimens on all new patients and all associated clinical and outcomes data. The specimens will include tissue, blood and urine.

The Company’s relationship with the Pancreas Center continued without interruption, irrespective of the fact that Saint Vincent Catholic Medical Centers located in New York City, has opted to close its operations.  The Pancreas Center has affiliated with Beth Israel Medical Center and is expected to affiliate with other hospitals in the New York City region in the near future.

To date, over 55 fresh frozen pancreatic tissues with accompanying blood specimens have now been collected and stored for the genomic analysis.  We plan to perform both gene expression profiling and profiling of micro-RNAs on specimens from pancreatic cancers, cysts and pancreatitis tissues.  SVM based pattern recognition analysis will then be used to identify the features that can discriminate these three tissues.  We will then interrogate the blood specimens to quantitate the gene transcripts (mRNA) and micro-RNAs and establish a gene based test to permit the early detection of pancreatic cancer. The Company will use its patent protected SVM-based discovery technology and science team in an attempt to develop these new molecular diagnostic tests for pancreatic cancer in a similar fashion to the urine-based prostate cancer test developed by the Company and licensed for development and commercialization to Quest Diagnostics and Abbott on a royalty-based, world-wide co-exclusive basis.  The Company will own all of the intellectual property and commercialization rights to these newly discovered molecular diagnostic tests for pancreatic cancer. Now that the Company has these development pancreatic tissues collected and stored, we can advance our discussions to partner with a large clinical laboratory and a large diagnostic instrument company for development, marketing and commercialization of these new pancreatic cancer tests.

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

We have identified and patent protected fifty gene biomarkers representing 5 gene pathways involved with the development of benign prostatic hypertrophic disease (BPH).   All of these protein products of the genes are known to be secreted into the circulation or are highly likely to be secreted proteins from prostatic cells.  This blood protein test may be useful as companion diagnostic for use in clinical trials of new drug treatments. We intend to seek a strategic pharmaceutical partner, which has BPH drugs in the market currently or under development to finish development, finalize validation and commercialize a new molecular diagnostic test for BPH.

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

In February 2010, we announced that we are developing a melanoma/skin cancer mobile phone application which will enable customers to take a picture of a mole, lesion or birthmark, send it to HDC, and receive a risk assessment for melanoma and other skin cancer on their mobile phone.  This first-ever melanoma/skin cancer mobile phone application using our SVM technology will employ sophisticated image analysis techniques using patent protected algorithms for evaluating moles, lesions and birthmarks.  Since mid-February 2010, the Company has made progress on our melanoma risk management mobile phone application. . We have selected Apple’s iPhone as our initial mobile platform and have been focused on tuning image capture and analysis capabilities for skin lesions and moles for that platform.   In addition to the images we used to successfully train our melanoma app, we have now licensed a set of skin lesions including melanomas from Johns Hopkins University known as Dermatlas. We processed all the melanoma images from Dermatlas and a subset of the benign moles using the iPhone app. The results indicate a high sensitivity and specificity. In addition, we have been able to successfully eliminate images that are not skin lesions with a 99% accuracy rate. The Company has initiated discussions with potential U.S. and non-U.S. laboratory partners, dermatologists and marketing partners.  A beta version of the app has been completed and is currently being tested in the field. A more advanced version of the app with features and a user interface optimized for consumer use is in the final stages of development.  In addition to the potential revenue generated from the app itself, we may generate revenue from skin biopsies being referred by our app for Dermatopathology review with our clinical laboratory partners. It is important for us to have our global clinical laboratory partnerships in place before formally launching the melanoma app so that we can maximize the revenue stream from our referrals. We continue to have these partnership discussions with clinical laboratories both inside the US and internationally.

Management believes that our research agreement with a leading biotech company to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for myelodysplastic syndrome (pre-leukemia) has resulted in a successful proof of concept. The Company is pleased with the development progress to date, and the Company is now in discussions with clinical laboratories capable of completing development, final validation and commercialization of the new diagnostic test for the interpretation of flow cytometry data.

The Company is currently developing a software tool for the computer assisted analysis of chromosome abnormalities, referred to as cytogenetic analysis, using pattern recognition combined with image analysis techniques.  Innovative techniques for image processing are being developed to address the challenges in the cytogenetics product, which is to properly accommodate the variability of the chromosome images while retaining sensitivity to recognize subtle abnormalities in the chromosomes. The preprocessing techniques are designed to improve the performance of the subsequent SVM learning system. The initial implementation of the software system incorporating the new techniques is scheduled for validation in the second quarter of 2011. Large scale testing of the system is expected to start immediately after the software release. Performance data from the test will be collected and analyzed to guide the further improvements of the system. The Company is in discussions with a large national clinical laboratory for development, validation and commercialization of this new image analysis tool for cytogenetic analysis.

We have developed a set of sophisticated image processing operations to isolate the potentially abnormal cells in a high resolution digitized Pap smear image. Features relevant to the recognition problem can be extracted from the segmented cells. A set of fundamental geometrical, statistical, and topological features have been defined. These features can be used to facilitate SVM training, with other high level classification systems.  The data generated to date supports the development a laboratory developed test (LDT) for the interpretation of Pap smear images.  We are in discussions with a clinical laboratory to develop, validate and commercialize the LDT version of this computer assisted Pap smear interpretation tool.

In January 2007, SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in commodity and futures trading.  Atlantic Alpha reports that the SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years as well as a limited pilot program of real-time trading activity, and that the latest SVM-derived models generated by SVM Capital have successfully outperformed the static buy-and-hold model both in increased returns as well as in reduced risk.  After more than 2 years of successful live trading, Atlantic Alpha has now deployed the SVM K-2 model to over 30 securities.  These include nation ETF’s, large cap equities and commodities.  Atlantic Alpha is now exclusively trading SVM’s K-2 model and will begin offering this technology to the public via a new fund which began trading in January 2011.  HDC owns a 45% equity position in SVM Capital.

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

While we have a number of negotiations in process with potential licensing and CLIA approved clinical laboratory partners, there is a possibility that we will be unable to reach agreement with any party, that the negotiations continue but are not finalized in the near term, or that those that may be finalized do not provide the economic return that we expect.

The Company has recorded revenue of $2,013,741 from inception through December 31, 2010. This amount includes deferred revenue yet to be recognized of $945,898 shown as a liability on the balance sheet.

Intellectual Property Developments

The U.S. Patent and Trademark Office issued one new patent to the Company in March 2010, which covers a method for identifying biomarkers using protein mass spectrographic data.  In August 2010, the U.S. Patent and Trademark Office issued one new patent to the Company for an SVM-based method for analyzing data contained within a text document to identify patterns within the text.  Such methods may be incorporated into search engines.  In September 2010, the U.S. Patent and Trademark Office issued two new patents to the Company, the first covering a computer system through which a remote user may submit data over the internet to a service provider for SVM processing for a fee.  The second patent covers a feature selection technique that can be used to identify and rank the most important components of input data that are needed to solve complex pattern recognition problems. In December 2010, the Canadian Intellectual Property Office issued a new patent to the Company covering its RFE-SVM technology.  With the issuance of these patents, the Company now holds the exclusive rights to 50 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.

In February 2010, the Company filed a continuation patent application based on its two earlier applications covering SVM analysis of spectral data to seek further broadened claims.  This method is of particular importance in the field of proteomics and protein biomarker discovery, but also covers other applications in which data is in the form of spectra.  In June 2010, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s pending patent application covering pre-processing and post-processing of data for enhancing knowledge discovered using a support vector machine. The European Patent Office issued a notice of intent to grant a patent on the European counterpart of this application the following October.  Also in June, the Company filed a new continuation patent application to seek further expanded coverage of a computer system for providing support vector machine processing services for pay to users who transmit their data over the internet.   In August 2010, the European Patent Office issued a notice of intent to grant a patent covering the Company’s RFE-SVM technology. The grant of this patent will open the door to pursuing a number of unauthorized users of the RFE-SVM method in Europe. Also in August, the Company filed a new continuation application covering a method for recognizing and eliminating noise within data to facilitate more accurate classification of the data.

In September 2010, the Company filed a new continuation application covering an SVM-based method for evaluating features within data that have been identified as significant by another feature selection method.  This method is particularly useful in flagging false positives within classification results performed by other methods. In October 2010, the U.S. Patent and Trademark Office issued a notice of allowance for the Company’s method for unsupervised, cluster-based recognition of patterns in characters or words within speech or written text.  In November 2010, the U.S. Patent and Trademark Office issued a notice of allowance for the Company’s third patent application for a web-based data mining system that utilizes multiple support vector machine models to analyze combinations of biological data of many different types to produce ranked lists of genes or proteins that may be used as biomarkers.  The claims of this application were filed to seek expanded coverage of the previously-patented system. Also in November, the Company filed a new continuation application covering its RFE-SVM method.  This application includes claims copied from an Intel patent that claimed RFE-SVM, and was filed to provoke an interference proceeding in the U.S. Patent and Trademark Office to seek an administrative decision that the Company is the exclusive owner of all rights in the RFE-SVM method. In December 2010, another continuation application was filed with further expanded claims to the RFE-SVM method.  The claims of this application correspond to those granted in the corresponding European application.  That same month, the Company filed patent applications in the U.S. Patent and Trademark Office and in the World Intellectual Property Office covering its system and method for remote melanoma screening using a smart phone.  These applications incorporated the disclosures of four provisional applications that had been filed in late 2009 and early 2010.  Also in December 2010, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s pending patent application for a method of enhancing knowledge discovered from multiple data sets using multiple support vector machines.

The Company plans to initiate its new academic/research institution licensing program in the second quarter of 2011.  Universities and research institutions that have reported the use of SVMs in published reports such as academic journals and conference proceedings will be contacted and offered a paid-up license against past and future infringement of the Company’s patented technology for a nominal one-time license administrative fee plus a percentage of any revenue generated when the results of the SVM usage are licensed for commercialization.  The program will begin first with admitted usages of the Company’s SVM-RFE method.  To date, over 30 U.S. institutions have been identified as using RFE through review of academic publications, with many of the reported uses relating to biomarker discovery and medical diagnostics.  The Company plans to expand its licensing efforts to European institutions once all formalities have been completed for validation of the recently-granted European SVM-RFE patent.  The program will later be broadened to other reported uses of SVM and other technology covered by the Company’s patents.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenue

Since December 31, 2005, the Company has received cash from revenue generating activities totaling $2,013,741, which consists of recorded revenue of $1,067,843 through December 31, 2010 and deferred revenue yet to be recognized of $945,898 at December 31, 2010.

For the year ended December 31, 2010, revenue was $396,176 compared with $61,803 in revenue for the year ended December 31, 2009.  Revenue is recognized for licensing and development fees over the period earned, which in most cases is the length of the license.  The revenue recognized in 2010 was primarily the recognition of revenue of $291,662 associated with our breast cancer development agreement with Quest.  As of December 31, 2010, the Company had deferred revenue of $945,898, which includes cash received but not yet recognized as revenue. Deferred revenue was $843,935 at December 31, 2009. The increase is due to the new agreements signed in 2010.

Operating and Other Expenses

Amortization expense, which is the amortization of costs of acquiring or filing of patents over their estimated useful lives, was $262,719 for the twelve months ended December 31, 2010 and 2009.

Professional and consulting fees totaled $776,122 for 2010 compared with $67,646 for 2009.  These fees consist primarily of patent filing and maintenance costs, accounting fees, and FDA advisory fees.  The increase was principally due to the change in accounting estimate related to equity grants for Scientific Advisory Board members that was reflected in the 2009 period in which a credit of $325,676 was recorded to reflect this change.  In addition, our patent filing and maintenance increased due to the continued additions to our patent portfolio.

Legal fees totaled $1,012,500 during the period ending December 31, 2010, and were $312,945 during the same period 2009.  The increase was primarily due to legal costs associated with settlement agreements reached by the Company in 2010. The Company is pleased to have the issues related to these costly settlement agreements behind us as we moved forward and continue to focus our attention on monetizing our IP portfolio.

Research and development fees were $435,249during 2010 and $26,195 for the same period in 2009. This increase relates primarily to the costs associated with the prostate cancer test clinical trials, the pancreatic cancer specimen collection efforts and the development of the melanoma mobile device image analysis application.

Compensation expense of $1,763,101 for the twelve months ended December 31, 2010 was higher than the $939,029 reported for the comparable period of 2009. This increase is due to additional compensation expense related to employees hired in the fourth quarter of 2009 to manage the business and to develop and nurture new strategic partnerships as well as executive bonuses.

Other general and administrative expenses increased from $461,257 in 2009 to $929,954 in 2010.  This increase principally was due to increased travel costs related to business development opportunities and options granted to a director.  As the Company has increased its staff and entered into new licensing agreements, additional salary and travel expences were incurred which attributed to substantially higher general and administrative expenses in 2010.

Loss from Operations

The loss from operations for the twelve months ended December 31, 2010 was $4,783,469 compared to a loss from operations of $2,007,988 for the prior year.  The increased loss was due to the increase in expenses as previously discussed.

Other Income and Expense

Interest income was $15,502 for the twelve months ended December 31, 2010, compared to $6,393 in 2009.  Interest income increased because the Company had more cash on hand to invest throughout the 2010 period.

The Company entered into settlement agreements with the lead purchaser in the Company’s 2007 Private Placement and with R. Scott Tobin in the amounts of $1,877,647 and $396,779 respectively.  As a result, the Company realized a settlement charge of $2,274,426 in 2010. For the period ending December 31, 2009 there were no settlement charges.

Interest expense of $159 for the period ended December 31, 2010 was significantly less than the $15,276 recorded for the same period 2009.  The reduction is a result of company retiring all of its short and long term debt in 2009.

Net Loss

The net loss for the twelve months ended December 31, 2010 was $7,042,553 compared to a net loss of $2,016,871 for the twelve months ended December 31, 2009.  The increased loss was due to the overall increase in expenses as previously discussed. Specifically, the increases in legal fees and settlement costs were responsible for the majority of the increased loss.

Net loss per share attributable to common shareholders was $0.03 and $.01 for twelve months ended December 31, 2010 and 2009, respectfully.

Liquidity and Capital Resources

At December 31, 2010, the Company had $3,295,630 in cash and cash equivalents and total current liabilities of $1,079,073.  Additionally, during the first quarter of 2011, we received approximately $135,156 in cash from the receipt of a final payment under the Qualified Therapeutic Development Program (“QTDP”) grant program from the United States Government.  On March 30, 2011, our total cash and cash equivalents was approximately $2,500,000.  As a result we believe we have sufficient resources to meet all of our current obligations.  Our net loss for the twelve months ended December 31, 2010 was $7,042,553.  However, cash used by operating activities for the twelve months ended December 31, 2010 was $5,396,098. Net cash provided by investment activities was $615,405 due to the acquisition of fixed assets and the redemption of $622,358 in certificates of deposit.   Cash provided by financing activities was $5,747,411, from the issuance of common stock as a result of warrant exercises.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$59,000	$59,000	$-
Office Lease*	204,160	40,140	$164,020
Total	$263,160	$99,140	$164,020

* The Company is in the process of renegotiating its lease.

The Company has relied primarily on equity and debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful may result in significant revenue, as further described above.  In the meantime, the Company has implemented a cash conservation program.

Cash Flow from Operating Activities

Cash flow for the period ending December 31, 2010 consisted primarily of the previously discussed Quest licensing and development agreements initiated in the first quarter of 2010.  As a result, the company realized current revenue of $291,622 and increase deferred revenue by $500,000.

In September 2010 we received royalty proceeds of $6,478 related to our licensing agreement with Bruker Daltonics.  The royalties relate to Bruker Daltonics’ sales of its ClinProTools™ clinical proteomics product line for its mass spectrometers, which contains HDC’s SVM technology.

Cash outflow from operating activities included legal costs of $1,012,500 and settlement charges of $2,274,426 which are not expected to continue in future periods.

Cash Flow from Financing Activities

In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.14 (the “Tranche 1 Warrants”) and warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.19 (the “Tranche 2 Warrants”).The Company exercised its call rights relating to certain of the Tranche 2 Warrants during the first quarter of 2010.  As a result, the holders of the Tranche 2 Warrants who received the Company’s call notice were obligated to purchase 14,731,217 shares of restricted common stock or forfeit an equal number of Tranche 2 Warrant shares.   The number of shares of common stock purchased relating to the call notice was 11,729,390 and 3,001,827 Warrants were forfeited.  The Company received $2,228,584 in gross proceeds from the purchase of the common stock related to the call provision.

Warrants that were exercised independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,938.

On September 7, 2010, the warrants related to the 2007private placement expired. As a result, 10,952,261 warrants, representing both the $0.14 and the $0.19 tranches, were exercised on or before September 7,2010 resulting in proceeds of $1,654,436 to be delivered to the Company.

In addition to the warrant conversions described above, there were 6,875,000 warrants converted into shares as part of the settlement on July 27, 2010, with the lead purchaser in the 2007 private placement. Therefore, in addition to the warrants converted on or before September 7, 2010, 6,875,000 warrants were converted and$1,134,375 was credited to Prime Mover Capital Partners, LP in order to cover the aggregate price of the warrants.

Warrants exercised in of 2010 that were exercised independent of the 2007 private placement totaled 300,000 warrant shares with proceeds to the Company of $24,000.

See Note J – Stockholders’ Equity to our financial statements for the fiscal years ended December 31, 2010 and 2009 for further information with respect to the warrants issued in connection with the 2007 private placement.

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $189,819 as of December 31, 2010 and $14,993 as of December 31, 2009.

During the second quarter of 2010, the Company paid $99,614 to the Series B holders for the special dividend. Also, during the fourth quarter of 2010, one Series B holder requested, and the Company complied with the Series B holder’s request to convert 625,000 Series B Preferred Stock to Common Stock.  The Company also paid the Series B holder who chose to convert, their portion of the accrued special dividend and accrued dividend.  The total paid to this Series B holder was $5,758.

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

The Company continues to incur maintenance fees (fees to various governmental patent offices on previously filed patents) for its patent portfolio and expects those fees to be approximately $250,000 during 2011.

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

Subsequent Events

On January 19, 2011, the European Patent Office published the notice of grant of the Company’s RFE-SVM patent in the European Patent Bulletin.  On February 2, 2011, a new continuation application was filed including claims directed to identification of gene co-regulation patterns using unsupervised clustering.  Such a method is useful when some of the data is missing labels.  The parent of this application, covering the use of clustering methods for recognizing patterns in text or speech, issued later the same month.  Also in February, the U.S. Patent and Trademark Office issued a notice of allowance for the Company’s patent application with claims directed to an SVM-based method for evaluating features within data that have been identified as significant by another feature selection method.  This application had been filed in September 2010. In March 2011, the Canadian Intellectual Property Office issued a new Canadian patent covering the Company’s method for pre-processing and post-processing of data for enhancing knowledge discovered using a support vector machine. With the new filing, and issuances, the Company now has 49 issued and 39 pending U.S. and foreign patent applications.

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

For share-based awards, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise, and post-employment termination behavior; however, due to the limited history of our Company, such data is limited.  We estimated the expected life will be substantially longer than the vesting period given the early stage nature of our operations and accordingly have used the contractual life as the expected term. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our Common Stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. For criteria share based award with vesting contingent upon meeting a market condition, we also make assumptions as to the probability of the market condition being met.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.         FINANCIAL STATEMENTS

The following consolidated financial statements are included beginning on page F-1 of this report:

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Controls over Financial Reporting

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. Our Chief Executive Officer, who is also serving as our Principal Financial Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Controls over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors are:

Name	Age	Position
Stephen D. Barnhill, M.D.	51	Chairman and Chief Executive Officer, Principal Financial Officer and Principle Accounting Officer
Joseph McKenzie, D.V.M.	60	Lead Director
D. Paul Graham	48	Director
Curtis G. Anderson Herbert A. Fritsche, Ph.D. John A. Norris Ramananda Madyastha, M.D., Ph.D.	69 69 63 73	Director Senior Vice President, Chief Science Officer Senior Vice President, Chief Regulatory and Technology Officer Senior Vice President, Research and Development
Hong Zhang, Ph.D.	48	Senior Vice President, Computational Medicine

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

Stephen D. Barnhill, M.D., is currently our Chief Executive Officer and has been since September 2003. He also serves as our Chairman of the Board and has been a member of the Board of Directors since November 2003.  On March 28, 2011, Dr. Barnhill was appointed our Principal Financial Officer and Principal Accounting Officer on an interim basis.  He is a physician trained in laboratory medicine and clinical pathology. He has developed and used artificial intelligence, pattern-recognition, and computational techniques in Medicine, Genomics, Proteomics, Diagnostics and Drug Discovery.

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

In 1992, Dr. Barnhill founded National Medical Specialty Laboratories and served as Chairman, CEO, President, and Medical Director. This research laboratory was founded to utilize pattern-recognition mathematics and artificial intelligence techniques in cancer diagnosis.  Dr. Barnhill is an inventor on some of the very first patents issued by the United States Patent and Trademark Office for the use of neural networks in medicine. This company was acquired by Horus Therapeutics, a New York based pharmaceutical company.  Dr. Barnhill served as Executive Vice-President and Chairman of the Scientific Advisory Board for Horus Therapeutics until 1998. Johnson & Johnson later acquired the Horus patents invented by Dr. Barnhill.

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

Joseph McKenzie, D.V.M., has been a member of the Board of Directors since April 2009. Dr. McKenzie practices veterinary medicine, having founded and managed the multi-million dollar growth of multiple veterinary practices in Georgia, South Carolina and Florida. He also created and built the community “drug dog” program, which over the years and across the nation has become a generally accepted and highly successful weapon against drug smuggling at the port of Savannah as well as in the community at large. Dr. McKenzie has also been honored for his years of valuable service on the Board of Directors of the Georgia Veterinary Medical Association. Dr. McKenzie holds a degree in chemistry from Armstrong Atlantic State University, where he was recently honored as its most outstanding alumnus. He also holds a doctorate in veterinary science from the University of Georgia’s College of Veterinary Medicine. The Company expects to enter into a new equity option agreement with Dr. McKenzie within the next several weeks.  The agreement will be consistent with similar options agreements offered to other directors of the Company.

D. Paul Graham, has been a member of the Board of Directors since February 2010.  In 1997, after a successful 12-year career with one of Canada’s premier transportation companies, Mr. Graham opened offices in Toronto, Canada to bring M&A experience and value to what he considered the underserviced sector of the small to middle market.  In 2002, he added offices in Atlanta, Georgia and in 2005 opened offices in Savannah, Georgia, which is now his principal office.

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

Curtis G. Anderson, has been a member of the Board of Directors since October 2010. Mr. Anderson served in the U.S. Navy and then spent 19 years in the corporate and investment banking field. Mr. Anderson founded Anderson Capital Corporation, a privately held venture capital company, in 1986. Mr. Anderson also served as president and chief operating officer for the Kuhlman Corporation in Savannah, Georgia from 1994 to 1999.  Mr. Anderson earned his bachelor’s degree and his master’s in business administration from the University of Washington. Mr. Anderson served in the U.S. Navy from 1963 to 1965. He is active in numerous charitable and civic organizations. The Company expects to enter into an equity option agreement with Mr. Anderson within the next several weeks.  The agreement will be consistent with similar options agreements offered to other directors of the Company.

The following sets forth the biographical information for our executive officers:

Herbert A. Fritsche, Ph.D., was appointed as our Senior Vice President, Chief Science Officer on September 1, 2010. Prior to this position, Dr. Fritsche was Professor of Laboratory Medicine and Chief of the Clinical Chemistry Section at The University of Texas, M.D. Anderson Cancer Center in Houston, Texas.   During his 42 years at M.D. Anderson Cancer Center, Dr. Fritsche has focused his research activities on the development and validation of cancer diagnostics.   Dr. Fritsche has participated in the validation and FDA clearance process for every commercial serum tumor marker product currently in use in the United States.Dr. Fritsche has served as President of the Clinical Ligand Assay Society (CLAS) and on various committees for both the CLAS and the American Association for Clinical Chemistry (AACC).   He is a fellow of the National Academy of Clinical Biochemistry and was awarded the National Award for Contributions in Education by the AACC; the Outstanding Clinical Chemist Award by the Texas Section, AACC; a Dean’s Excellence Award for the University of Texas Graduate School of Biomedical Science; a Distinguished Scientist Award from the CLAS; and the Johnson and Johnson Award for Outstanding Research and Contributions to Clinical Biochemistry from the National Academy of Clinical Biochemistry. Dr. Fritsche currently serves on the Expert Panel for developing Tumor Marker Practice Guidelines for the American Society of Clinical Oncology, and the Laboratory Practice Guidelines Committee for the National Academy of Clinical Biochemistry.   In addition, he serves on the Editorial Board of six international scientific journals. Dr. Fritsche serves as a consultant/advisor to the National Cancer Institute and for some major international diagnostic companies and biotech start-up companies.   Dr. Fritsche has published over 170 peered reviewed scientific papers, invited articles and book chapters.   Dr. Fritsche holds 3 patents and has 2 other applications on file.   He has lectured extensively for many years at international and national meetings.

John A. Norris, has served as our Senior Vice President, Chief Regulatory and Technology Officer since October 2010. Mr. Norris served as our Chief Operating Officer from September 2009 to October 2010.  Mr. Norris also serves as Chairman of Norris Capital.  From March 2007 to November 2008, Mr. Norris served as the Chairman and CEO of Needlebot, Inc.  From May 1999 to June 2005 Mr. Norris served as the Chairman and CEO of Coprindm Corporation (now Decision View). Mr. Norris is a former Principal Deputy Commissioner and COO of the US FDA in Washington, DC, where he led the last major FDA reform initiative, from May 1984 to May 1988.  This work was performed under the overall leadership and guidance of President Ronald Reagan, HHS Secretaries Margaret Heckler and Dr. Otis Bowen, FDA Commissioner Dr. Frank Young, Senator Orrin Hatch and Congressman Paul Rogers.  Mr. Norris also taught healthcare policy and management (including healthcare-reform, Medicare-reform, healthcare-IT-reform, personalized-medicine-reform, and FDA-reform) at Harvard University, and was founder and faculty-editor-in-chief of the American Journal of Law, Medicine, and Ethics, a leading academic publication covering healthcare policy, law, regulation, management, finance, and ethics.  Mr. Norris has been the CEO to a significant number of successful life-sciences and healthcare-IT companies and has served on the boards of and/or consulted with dozens more.  For example, he helped the billion dollar turn-around of the laser eye surgery company, Summit Technology.  Additionally, he has consulted with senior executives of leading companies, including Pfizer, Merck, Johnson & Johnson, and Glaxo Smithkline, among others.

            Ramananda Madyastha, M.D., Ph.D., has served as our Senior Vice President of Research and Development since 2003.  Dr. Madyastha is the Recipient of the Raja Ravi Sher Singh of Kalsia Memorial Cancer Research Prize for outstanding contributions in the field of cancer research. He served on the Faculty of the Basic and Clinical Immunology and Microbiology Department at the Medical University of South Carolina. Dr. Madyastha has been an active member of the American Association of Cancer Research for more than 20 years. In addition, he is Board Certified by the American Board of Managed Care Medicine and is a licensed Clinical Laboratory Director. Dr. Madyastha was involved in the development of the first neural network based diagnostic tests for prostate and ovarian cancer.

            Hong Zhang, Ph.D., has been our Senior Vice President, Computational Medicine since 2004.  As visiting faculty at Johns Hopkins University, Dr. Zhang lectured at the Center for Biomarker Discovery on Bioinformatics: Peak Detection Methods for Mass Spectral Data.  Currently a Yamacraw Associate Professor at Armstrong Atlantic University, Dr. Zhang was the Vice President and CIO for a neural network and computer assisted medical diagnostic systems company that employs neural network and mathematical/statistical preprocessing techniques.  In this position, Dr. Zhang was involved in digital image processing and pattern recognition for medical image processing as well as software design and programming for support vector machine applications.  Dr. Zhang was a professor in the Department of Mathematical Sciences at Purdue University from 1989 to 1996.  He has held numerous academic positions, including Adjunct Associate Professor, Associate Professor with Tenure, and Assistant Professor.  He was a visiting Associate Professor in 1995 in the Department of Biometry at the Medical University of South Carolina.

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

The directors named above will serve until the next annual meeting of our stockholders.  Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors

Audit Committee and Compensation Committee

The Board of Directors formed an Audit Committee and a Compensation Committee on August 2, 2010. D. Paul Graham, Joseph McKenzie, D.V.M. and Stephen D. Barnhill, M.D., comprise the Audit Committee. Given the size of the Company and the difficulty in attracting additional directors, the Board has not designated an audit committee financial expert.

Mr. Graham and Dr. McKenzie comprise the Compensation Committee. HDC does not have a separately designated nominating and corporate governance committee.

Nominees for Directors

In filling vacancies and otherwise identifying candidates for our Board of Directors, we seek individuals who will be able to guide our operations based on their business experience, both past and present, or their education. Responsibility for our operations is centralized within management.

 Shareholder Nomination of Candidates for Board of Directors

 Nominations of persons for election to the Board of Directors may be made by any shareholder who complies with the notice provisions set forth in the Bylaws, which provides that a shareholder’s notice must be delivered or mailed and received at the principal executive office of the Company not less than thirty days before the date of the meeting; provided, however, that in the event that less than forty days’ notice or prior public disclosure of the date is given, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which the public announcement of the meeting date was made.  Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or reelection as a Director, all information relating to such person as required to be disclosed in solicitation of proxies for election of Directors made in compliance with Regulation 14A under the Securities and Exchange Act of 1934, as amended (including such person’s written consent to being named in a proxy statement as a nominee and to serving as a Director if elected); and (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the books of the Company, of such shareholder and (B) the class and number of shares of the Company’s capital stock that are beneficially owned by such shareholder.  At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the Executive Vice President of the Company that information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee.  No person shall be eligible for election as a Director of the Company unless nominated in accordance with the applicable provisions of the Company’s Bylaws.

Code of Ethics

The Company has adopted a Code of Ethics applicable to our Chief Executive Officer and Principal Financial Officer.  This Code of Ethics is posted on our website at www.healthdiscoverycorp.com.  The Code of Ethics is also available without charge upon request directed to Investor Relations, Health Discovery Corporation, 2 East Bryan Street, Suite 610, Savannah, Georgia  31401.  The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total
Stephen D. Barnhill, M.D.	2010	$300,000	$184,173	-		$33,202	(2)	$517,375
Chief Executive Officer	2009	$300,000	$8,508	-		$31,855	(2)	$340,363

Thomas L. Gallagher	2010	$120,000	$90,000	$357,798	(1)	-		$567,798
Former President, Chief Operating Officer & General Counsel	2009	$10,000	-	-		-		$10,000

John A. Norris	2010	$120,000	-			$22,000	(2)	$144,000
Senior Vice President, Chief Regulatory and Technology Officer	2009	$40,000	-	-		-		$40,000

R. Scott Tobin	2010	$85,000	$100,000	$127,164	(1)	$282,825	(3)	$594,989
Former President & General Counsel	2009	$84,461	-	$175,331	(1)	$8,752	(2)	$268,544

(1)
See Note I –Stock Compensation and Equity Based Payments, to the Company’s Financial Statements for the fiscal year ended December 31, 2010 for disclosure of assumptions made in the valuation of options.

(2)	Represents health insurance premiums and reimbursed healthcare costs.
(3)	Represents health insurance premiums and reimbursed healthcare costs of $13,210 and settlement charges of $269,615.

Employment Agreements

Dr. Stephen D. Barnhill

On August 15, 2008, the Company entered into an employment agreement with Dr. Stephen D. Barnhill for his employment as Chief Executive Officer.   The employment agreement had a term of two years and terminated on August 14, 2010; however the Company and Dr. Barnhill have agreed to extend the terms and conditions of the terminated employment agreement on a month-to-month basis while the parties negotiate the terms of a new employment agreement.  Under the terms of the employment agreement, Dr. Barnhill received a one-time retention signing bonus of $50,000 and his annual base salary is $300,000.  Dr. Barnhill is also be eligible to receive a cash bonus equal to 10% of the Company’s revenue received during the term of the employment agreement; but such cash bonus could not exceed 300% of his annual base salary.  Dr. Barnhill was also granted an option to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock at an exercise price of $0.08; 5,000,000 of which have vested while the remaining 1,000,000 did not vest and were forfeited as a result of the Company’s common stock not achieving a minimum share price.

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

The Compensation Committee of the Board of Directors is in discussion with Dr. Barnhill about entering into a new written employment agreement.

R. Scott Tobin

The Company entered into an employment agreement with Mr. R. Scott Tobin effective April 15, 2009. The employment agreement had an initial term of eighteen (18) months, beginning April 15, 2009.   Mr. Tobin received an annual base salary of $120,000 and was also be eligible to receive a bonus, which would be paid in cash, stock, enhanced employee benefits or a combination thereof as determined by the Company, of up to one hundred percent (100%) of his salary, based on objectives jointly determined by Mr. Tobin and the Chairman and CEO.   Mr. Tobin was also granted an option to purchase an aggregate of 4,500,000 shares of the Company’s Common Stock at an exercise price of $0.08, which vest over an eighteen (18) month period, and with respect to a portion of the options, the Company attaining certain performance metrics, since achieved.  Mr. Tobin was eligible to receive health insurance benefits and other benefits maintained by us for our executives.  On July 13, 2010, Mr. Tobin was informed by the two independent members of the Board of Directors that the Company agreed not to renew his employment agreement when it expired on October 15, 2010.

On October 2, 2010, Mr. Tobin executed a release agreement which formally terminated his employment with the Company effective October 9, 2010. Pursuant to the release agreement, the Company has agreed (i) to pay Mr. Tobin $271,931.07, (ii) to extend the exercise period of 4,500,000 vested options until January 15, 2012, and (iii) to allow Mr. Tobin to pay with a portion of his HDC shares up to $170,000 related to any option conversion tax liability. The Company incurred an expense of $127,164 in the fourth quarter relating to the release agreement.Mr. Tobin has further agreed that for a period of three years, he will not (i) solicit proxies or consents to vote any securities of HDC, (ii) engage in short selling the common stock of HDC, (iii) act alone or in concert with others to seek to control or influence the management, board of directors or policies of HDC, and (iv) cooperate with any party seeking to do any of the foregoing.

John A. Norris

On September 15, 2009, HDC employed Mr. John A. Norris as Chief Operating Officer.  Upon the appointment of Mr. Gallagher to serve as the Chief Operating Officer of the Company on October 20, 2010, Mr. Norris was appointed Senior Vice President, Chief Regulatory and Technology Officer. The Company expects to enter into an equity option agreement with Mr. Norris within the next several weeks.  The agreement will be consistent with similar options agreements offered to other executives of the Company.

Thomas L. Gallagher

Effective November 29, 2009, HDC employed Mr. Thomas L. Gallagher as Executive Vice President and Managing Director, Global IP Strategies.  On October 26, 2010, Mr. Gallagher was appointed President, Chief Operating Officer and General Counsel of the Company. For 2010, Mr. Gallagher receives a monthly salary of $10,000 and is eligible for a bonus of 100% of his salary. In connection with his appointment as President and Chief Operating Officer, Mr. Gallagher was granted an option to purchase 2,500,000 shares of Common Stock at an exercise price of $0.19 per share.

On February 22, 2011, Mr. Gallagher resigned as the President, Chief Operating Officer and General Counsel of Health Discovery Corporation (the “Company”). Mr. Gallagher served as the Company’s principal financial officer and principal accounting officer.

Mr. Gallagher resigned in order to pursue a new opportunity.  The Company’s Board of Directors and Mr. Gallagher will soon begin discussions about a possible joint venture in order to pursue business opportunities with an emphasis on non-medical data-mining and business analytics using HDC’s technology. As currently contemplated, the proposed joint venture would grant Mr. Gallagher’s new company a non-exclusive license to Health Discovery Corporation’s substantial patent portfolio and know-how in exchange for a minority ownership interest in the new company.

Herbert A. Fritsche, Ph.D.

On September 1, 2010, the Company entered into a two-year employment agreement with Herbert A. Fristche, Ph.D. pursuant to which Dr. Fristche will serve as Senior Vice President, Chief Science Officer. Under the employment agreement, the Company will pay Dr. Fristche an annual salary of $250,000. Dr. Fristche will also be entitled to participate in a mutually acceptable equity and bonus program.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Stephen Barnhill M.D.	5,0000,000		-	$0.08	August 15, 2018
John A. Norris	-		-	-	-
Thomas L. Gallagher	2,5000,000		-	$0.19	October 21, 2020
R. Scott Tobin	4,5000,000	(2)	-	$0.08	January 15, 2012

(1)	All options are fully vested and exercisable.
(2)
Mr. Tobin’s employment with HDC terminated effective October 9, 2010 pursuant to a settlement agreement with HDC entered into on October 2, 2010. Under the settlement agreement, the expiration date on all 4,500,000 options granted to Mr. Tobin was extended to January 15, 2012.

Director Compensation

Outside directors are paid $1.00 each year.  Each outside director is awarded options to purchase shares of Company Common Stock as described below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen D. Barnhill, M.D.	$0.00	$0.00	$0.00
Joseph McKenzie, D.V.M. (1)	$1.00	$7,068	$7,069
Curtis G. Anderson	$1.00	$0.00	$1.00
D. Paul Graham (2)	$1.00	$93,962	$93,963

(1)	500,000 options granted in 2009 are fully vested as of December 31, 2010.
(2)	1,500,000 options granted in 2010 in 2010, 250,000 were vested as of December 31, 2010. An additional 250,000 options vested in February 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our Common Stock as of March 31, 2011 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and (iv) all of our executive officers and directors as a group.  At March 31, 2011, there were 229,475,747 shares of Common Stock outstanding and 18,777,675 shares of Series B Preferred Stock outstanding.  At March 31, 2011 there were no shares of Series A Preferred Stock outstanding. Unless otherwise noted, the address of each beneficial owner below is 2 East Bryan Street, Suite 610, Savannah, Georgia 31401.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Stephen D. Barnhill, M.D., Chairman and Chief Executive Officer	20,955,722	(2)	8.9%
Joseph McKenzie, D.V.M., Lead Director	6,056,225	(3)	2.6%
Curtis G. Anderson, Director	9,881,985		4.3%
D. Paul Graham, Director	500,000	(3)	*
William F. Quirk, Jr. 10 Walter Witch Crossing Savannah, Georgia 31411	32,759,126	(4)	13.6%
Prime Mover Capital Partners, L.P. 54 Thompson Street 4th Floor New York, New York 10012	17,048,008	(5)	7.2%
All executive officers and directors as a group (8 persons)	37,393,932	(6)	15.9%

*	Less than 1%
(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of March 31, 2011.

(2)	Includes 5,000,000 currently exercisable options. The shares are held by The Barnhill Group LLC, which is wholly owned by Dr. Barnhill.
(3)	Consists of currently exercisable options.
(4)	Includes 11, 000,000 currently exercisable warrants.
(5)	Includes 6,875,000 currently exercisable warrants.
(6)	None of the executive officers that are not listed above currently own any shares or options that are exercisable within 60 days of March 31, 2011. Management anticipates that the Board of Directors will adopt an equity incentive plan in which these executive officers will participate.

For Equity Compensation Plan Information Table, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 30, 2009, we issued a promissory note for $500,000 to Joseph McKenzie D.V.M., a director and long term shareholder.  The promissory note contained an 8% annual interest rate and was due on January 4, 2010.  The promissory note was secured by certain intellectual property and other assets of the Company.  The proceeds from the promissory note were used for general working capital purposes.  This short term debt financing was intended to serve as a bridge to anticipated future licensing revenues in a manner which is not dilutive to shareholders.  On November 11, 2009, the Company paid in full the outstanding balance of $500,000, with a total payment, including interest, of $514,437, thus eliminating this debt and any collateral obligations on the Company’s intellectual property or other assets.

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 31, 2011, the following directors are independent according to those standards: Joseph McKenzie, D.V.M, Curtis G. Anderson, and D. Paul Graham. Stephen D. Barnhill, M.D., who serves on the Audit Committee, is not independent according to the New York Stock Exchange independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2010 and 2009.

	2010	2009

Audit Fees	$74,615	$72,938

Audit-Related Fees	$23,333	12,325

Tax Fees	$7,250	$-

Sub-Total	$105,198	$85,263

All Other Fees	$25,895	$-

Total Fees	$131,093	$85,263

Audit Fees.  This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the Securities and Exchange Commission during 2010 and 2009, including out of pocket expenses.

Audit-Related Fees.  This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.

Tax Fees.  This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2010 and 2009.  No such fees were billed in 2009.

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

PART IV

ITEM 15.  EXHIBITS

(a)	Documents filed as part of this Report:

	(1)	Financial Statements - all financial statements of the Company as set forth under Item 8 of this Report.

	(2)	Financial Statement Schedules - As a smaller reporting company we are not required to provide the information required by this item.

	(3)	Exhibits

(b)
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

10.7(a)
Mutual Termination and Release Agreement between the Company and DCL Medical Laboratories, LLC dated January 28, 2010.  Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010

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

10.10	Form of Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.15 to Form 10-K filed March 31, 2009.

10.10(a)	Form of Amendment to Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.10(b)	Form of Amended and Restated Securities Purchase Agreement. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.11	Employment Agreement between the Company and R. Scott Tobin dated as of April 15, 2009. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed May 5, 2009. *

10.12	Option Award to R. Scott Tobin dated April 29, 2009. Registrant incorporates by reference Exhibit 10.2 to Form 8-K filed May 5, 2009. *

10.13	Employment Agreement between the Company and John Norris dated as of September 1, 2009. Registrant incorporates by reference Exhibit 10.1 to Form 8-K filed September 18, 2009. *

10.14	Secured Promissory Note by the Company in favor of Joseph McKenzie. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed July 7, 2009. *

10.15	Form of 2009 Option Award. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010. *

10.16	Form of 2010 Option Award. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010 *

10.17
Development Agreement by and among the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated dated March 11, 2010.  Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.18
Licensing Agreement by and among the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated dated March 11, 2010. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.19	License Agreement, dated August 22, 2008, by and between the Company and Smart Personalized Medicine, LLC. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.20
Amendment to License Agreement by and between the Company and Smart Personalized Medicine, LLC dated as of March 11, 2010.  Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.21	Employment Agreement by and between the Company and Thomas Gallagher effective December 1, 2009. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010. *

10.22	Settlement and Release Agreement with Prime Mover Capital Partners, LP. Registrant incorporates by reference Exhibit 10.1 to Form 10-Q/A filed on February 11, 2011.

10.23
Settlement and Release Agreement between the Company and William F. Quirk, Jr. dated as of September 22, 2010. Registrant incorporates by reference Exhibit 10.2 to Form 10-Q filed on November 15, 2010.

10.24
Release Agreement between the Company and R. Scott Tobin dated October 2, 2010. Registrant incorporates by reference Exhibit 10.24 to Registration Statement on Form S-1 (333-171120) filed on December 8, 2010.

10.25	Employment Agreement Extension by and between the Company and Stephen D. Barnhill, M.D., effective March 28, 2011. Filed herewith.

21.1	Subsidiaries of the Registrant. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

23.1	Consent of Hancock Askew & Co. LLP. Filed herewith.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Principal Financial Officer Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer Filed herewith.

99.1	Proxy Statement and Form of Proxy dated September 24, 2010 (furnished herewith).

* Management contract or compensatory plan or arrangement ** Portions of exhibit have been omitted pursuant to a confidentially agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DISCOVERY CORPORATION

By:	/s/ Stephen D. Barnhill, M.D.
Chairman, Chief Executive Officer,
Principal Financial Officer, and Principal Accounting Officer

Date: March 29, 2011

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen D. Barnhill M.D.	Chairman, Chief Executive Officer,	March 29, 2011
Stephen D. Barnhill M.D.	Principal Financial Officer, and Principal Accounting Officer

/s/ Joseph McKenzie, D.V.M.	Lead Director	March 29, 2011
Joseph McKenzie, D.V.M.

/s/ Curtis G. Anderson	Director	March 29, 2011
Curtis G. Anderson

/s/ D. Paul Graham	Director	March 29, 2011
D. Paul Graham

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

On or about September 24, 2010, Health Discovery Corporation sent a proxy statement and form of proxy to its shareholders with respect to a meeting of shareholders held on October 21, 2010.  Health Discovery Corporation is furnishing to the Commission for its information, at the time of filing this Annual Report on Form 10-K, copies of the proxy statement and form of proxy as Exhibit 99.1 to this Annual Report.

Hancock Askew & Co LLP
100 Riverview Drive
Savannah, Georgia 31404

Report of Independent Registered Public Accounting Firm

Board of Directors
Health Discovery Corporation
Savannah, Georgia

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2010 and 2009, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia March 29, 2011

HEALTH DISCOVERY CORPORATION

Balance Sheets

December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

Assets

Current Assets
Cash	$3,295,630	$2,328,912
Certificates of Deposit	-	622,358
Accounts Receivable	334,988	112,500
Prepaid Expenses and Other Assets	172,034	15,570

Total Current Assets	3,802,652	3,079,340

Equipment, Less Accumulated Depreciation of $27,397 and $19,251	23,475	24,667

Other Assets
Deferred Charges	51,740	10,336
Patents, Less Accumulated Amortization of $1,731,132 and $1,468,413	2,254,662	2,517,382

Total Assets	$6,132,529	$5,631,725

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$820,126	$570,837
Accrued Liabilities	122,152	214,122
Dividends Payable	22,760	-
Deferred Revenue	114,035	39,375

Total Current Liabilities	1,079,073	824,334

Long Term Liabilities
Deferred Revenue	831,863	504,560
Dividends Payable	189,819	14,993

Total Liabilities	2,100,755	1,343,887

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 18,777,675 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
229,475,747 Shares Issued and Outstanding December 31, 2010
194,462,847 Shares Issued and Outstanding December 31, 2009	25,593,728	18,807,239
Accumulated Deficit	(23,051,969)	(16,009,416)

Total Stockholders’ Equity	4,031,774	4,287,838

Total Liabilities and Stockholders’ Equity	$6,132,529	$5,631,725

See accompanying notes to financial statements

HEALTH DISCOVERY CORPORATION

Statement of Operations

For the Years Ended December 31, 2010 and 2009

	2010	2009
Revenues:
Licensing & Development	$396,176	$61,803

Operating Expenses:
Amortization	262,719	262,719
Professional and Consulting Fees	776,122	67,646
Legal Fees	1,012,500	312,945
Research & Development Fees	435,249	26,195
Compensation & Benefits	1,763,101	939,029
Other General and Administrative Expenses	929,954	461,257
Total Operating Expenses	5,179,645	2,069,791

Loss From Operations	(4,783,469)	(2,007,988)

Other Income (Expense)
Interest Income	15,502	6,393
Settlement Charges	(2,274,426)	-
Interest Expense	(159)	(15,276)
Total Other Income (Expense)	(2,259,084)	(8,883)

Net Loss	(7,042,553)	(2,016,871)

Preferred Stock Dividends	312,502	14,993

Loss Attributable to Common Shareholders	$(7,355,054)	$(2,031,864)

Weighted Average Outstanding Shares	215,644,462	173,679,300

Loss Per Share (basic and diluted)	$(0.03)	$(0.01)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2010 and 2009

Issued and Outstanding

	Preferred A Shares	Preferred B Shares	Common Shares	Preferred A Amount	Preferred B Amount	Common Amount	Accumulated Deficit	Total Stockholder’s Equity
Balance – January 1, 2009	7,437,184	-	169,522,590	$594,975	-	$15,744,873	$(13,992,545)	$2,347,303
Share-based Compensation and Expense	-	-	-	-	-	31,954	-	31,954
Series A Preferred Stock Exchanged for Common Stock	(7,437,184)	-	7,437,184	(594,975)		594,975
Stock issued in connection with sales of Series B Preferred Stock	-	19,402,675			1,490,015			1,490,015
Shares issued pursuant upon the exercise of warrants	-	-	17,503,073			2,450,430		2,450,430
Series B Preferred Stock Dividends						(14,993)		(14,993)

Net Loss	-	-	-	-	-	-	(2,016,871)	(2,016,871)
		-
Balance - December 31, 2009	-	19,402,675	194,462,847	-	$1,490,015	$18,807,239	$(16,009,416)	$4,287,838
Shares issued pursuant upon the exercise of warrants	-	-	34,387,900	-	-	5,852,333	-	5,852,333
Share-based Compensation and Expense	-		-	-	-	1,236,665	-	1,236,664
Series B Preferred Stock Exchanged for Common Stock	-	(625,000)	625,000	-	-	-	-	-
Series B Preferred Stock Dividends	-	-	-	-	-	(302,509)		(302,508)

Net Loss	-		-	-	-	-	(7,042,553)	(7,042,553)

Balance - December 31, 2010	-	18,777,675	229,475,747	-	$1,490,015	$25,593,728	$(23,051,969)	$4,031,774

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows From Operating Activities
Net Loss	$(7,042,553)	$(2,016,871)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Stock-based Compensation	383,605	31,954
Services Exchanged for Warrants	128,248	-
Warrants Issued for Settlements (Note I)	724,811	-
Depreciation and Amortization	270,865	269,062
Changes in Accounts:
Increase in Deferred Charges	(41,405)	-
Increase in Accounts Receivable	(221,638)	-
Increase in Deferred Revenue	401,963	90,220
(Increase) Decrease in Prepaid Expenses and Other Assets	(157,314)	8,448
Increase in Accounts Payable – Trade	249,288	349,865
Decrease in Accrued Liabilities	(91,968)	(31,618)
Net Cash Used by Operating Activities	(5,396,098)	(1,298,940)

Cash Flows From Investing Activities:
Redemption (Purchase) of Certificates of Deposit	622,358	(622,358)
Purchase of Equipment	(6,953)	(16,122)
Net Cash Provided by Investing Activities	615,405	(638,480)

Cash Flows From Financing Activities:
Proceeds from Sales of Preferred B Stock	-	1,490,015
Proceeds from the Exercise of Warrants	5,852,333	2,450,430
Proceeds from Related Party Note Payable	-	500,000
Repayment of Related Party Note Payable	-	(500,000)
Dividends Paid	(104,922)	-
Net Cash Provided by Financing Activities	5,747,411	3,940,445

Net Increase in Cash	966,718	2,003,025

Cash, at Beginning of Period	2,328,912	325,887

Cash, at End of Period	$3,295,630	$2,328,912
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$159	$15,276

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.  Significant estimates that are particularly susceptible to change in the near-term include the valuation of share-based compensation and consideration for services and the recoverability of the patents.

REVENUE RECOGNITION

Revenue is generated through the sale or license of patented technology and processes and from services provided through development agreements.  These arrangements are generally governed by contracts that dictate responsibilities and payment terms.  The Company recognizes revenues as they are earned over the duration of a license agreement or upon the sale of any owned patent once all contractual obligations have been fulfilled.  If a license agreement has an undetermined or unlimited life, the revenue is recognized over the remaining expected life of the patents. Revenue is recognized under development agreements in the period the services are performed.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and monies invested in overnight funds with financial institutions.

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties’ receivable from customers based upon those customers estimated sales of the products or diagnostic tests containing patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis.  The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured.  As of December 31, 2010 and 2009, all amounts receivable were from a single customer and a Grant from the Department of Health and Human Services.  All amounts receivable are considered fully collectable and no allowance for doubtful accounts was recorded.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2010, the Company does not believe there has been any impairment of its intangible assets.

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

In the event the future tax consequences of differences between the financial reporting bases and tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the probability of realizing the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Valuation and Amortization Method – The fair value awards of stock which do not contain a market condition target are estimated on the grant date using the Black-Scholes option-pricing model. The fair value of options which contain a market condition, such as a specified hurdle price, is estimated on the grant date using a probability weighted fair value model similar to a lattice valuation model.  Both the Black-Scholes and the probability weighted valuation models require assumptions and estimates of expected volatility, expected life, expected dividend yield and expected risk-free interest rates.

Expected Term – The expected term of the award represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  Given the lack of historical data and early-stage nature of the Company’s operations, the expected term is estimated as the contractual term.

Expected Volatility – Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility, employing a prior period equivalent to the expected term to estimate expected volatility.

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s research and development costs consist of expenses paid to consultants and external laboratories and related primarily to the costs of co-development studies, clinical trials,and projects undertaken in 2010.  The R&D costs were $435,249 in 2010 and $26,195 in 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented the calculation of diluted per share amounts would cause an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2010 and 2009 include options and warrants outstanding of 36,625,000 and 100,615,177 at December 31, 2010 and 2009, respectively.

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

In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by United States issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in the future to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. Management is currently assessing the impact that this potential change would have on our consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

 Note B – DEFERRED REVENUE

Deferred revenue represents the unearned portion of payments received in advance for licensing or service agreements.

The Company received $500,000 in cash in March 2010 in connection with a licensing agreement completed in the first quarter of 2010. Deferred revenue of $500,000 was recorded and will be recognized as income over the estimated remaining term of the underlying patents of approximately 9 years, subject to the terms of the license agreement.

The Company treats the incremental direct cost of revenue arrangements, which consists principally of employee bonuses, as deferred charges. As such incremental direct costs are amortized to expense using the straight-line method over the same term as the revenue arrangement, subject to the terms of the license agreement.

The Company had total unearned revenue of $945,898 as of December 31, 2010. The long term portion of unearned revenue represents the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to fifteen years.

The expected future annual recognition of revenue is as follows:

For the Year Ending December 31,

2011	$114,035
2012	114,035
2013	114,035
2014	114,035
2015	114,035
Thereafter	375,723
Total expected future annual amortization	$945,898

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery.

The cost and accumulated amortization for 2010 and 2009 are as follows:

	2010	2009
Cost of Patents	$3,985,794	$3,985,794
Accumulated Amortization	(1,731,132)	(1,468,412)
Patents, Net of Amortization	$2,254,662	$2,517,382

Amortization charged to operations for each of the years ended December 31, 2010 and 2009 was $262,719.  The weighted average remaining amortization period for patents is 9 years.  Estimated amortization expense for the next five years is $262,719 per year.

Note D – INVESTMENTS

At December 31, 2009, the Company had certificates of deposit at a financial institution with maturities ranging from 3 months to 9 months.  These certificates of deposits earned interest at rates from 1.00% to 1.39%.  The fair value of the certificates of deposit approximates the carrying value due to the short maturity on the investment and comparison to similar instructions. At December 31, 2010, the Company did not hold any certificates of deposits.

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but does not have control over the entity. The Company does not have any obligation to fund or provide support to SVM Capital LLC.  Accordingly, the investment is accounted for using the equity method of accounting.  The Company’s initial investment was $5,000 and the license to use the SVM technology applied to financial markets.  The carrying value of this investment was zero as of December 31, 2010 and December 31, 2009.

In August 2008, pursuant to a license agreement, as amended, we contributed a license to Smart Personalized Medicine, LLC (“SPM”) in return for a 20% equity interest.  SPM is a company founded by a former director and current senior advisor to attempt to develop a breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. There was no financial activity in this entity in 2009. The only activity for this entity in 2010 was the Quest license and development agreements for which there was an allocation of 50% to each of HDC and the other partner. In March 2010, the Company announced a deal with Quest Diagnostics and SPM to develop breast cancer products.   With respect to SPM revenues received unrelated to the arrangement with Quest Diagnostics, we will receive a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test.   This royalty arrangement is addition to distributions the Company is entitled to as a result of our 20% equity interest. The Company does not have any contractual obligation to provide any funds to this venture.   The net value of the investment was zero as of December 31, 2010 and December 31, 2009.

Note E – LICENSE FEES EXPENSE - LUCENT AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”).  The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently.  The license granted will continue for the entire unexpired term of Lucent’s patents.  During both 2010 and 2009, the Company paid $10,000 in royalty fees to Lucent.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – INCOME TAXES

The Company has incurred net losses since inception, and we have determined that it is more likely than not we will be unable to benefit in the future from the accumulated  net operating loss.  Consequently, we have not recorded any U.S. federal or state income tax expense or benefit.  We have no recorded income tax provision or benefit for the fiscal years ending December 31, 2010 or 2009.

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2010 and 2009.

	2010	2009
Deferred tax assets:
Net operating loss carry-forward	$6,177,101	$4,305,217
Deferred revenue	321,605	184,938
Contributions	9,001	3,340
Depreciation and amortization	3,740	(2,011)
Warrants and options granted	673,296	272,026

Total	7,184,743	4,763,510
Less valuation allowance	(7,164,281)	(4,763,510)
Deferred Tax liability	(20,462)	-
Net deferred taxes	-	-

As of December 31, 2010, an increase in the valuation allowance of $2,400,771 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ending December 31, 2010 and 2009 as follows:

	2010	2009
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.0)	(3.0)
Valuation allowance	37.0	37.0
Effective tax rate (benefit)	-	-

            The Company has unused net operating loss carry-forwards of approximately $18.2 million that are available to offset future income taxes payable. The net operating losses will begin to expire in 2021.

Based in its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The Company’s evaluation was performed for all tax years which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2010.

Note G – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

On June 30, 2009, the Company issued a secured promissory note to a director of the Company in the amount of $500,000.  The note contained an 8% annual interest rate and was due on January 4, 2010.  The note was completely repayable by the Company at any time without any related fees or penalties.  The holder had the right to demand payment of the note upon certain Events of Default (as defined in the note).  The note was secured by certain intellectual property and other assets of the Company. On November 11, 2009, the Company paid in full the outstanding balance of this $500,000 secured promissory note with a total payment, including interest, of $514,437, thus eliminating all Company debt under the note and any collateral obligations on the Company’s intellectual property or other assets.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases 1,261 square feet of office space in Savannah, Georgia, pursuant to a month to month lease. We currently pay base rent in the amount of $2,388 per month.

On July 1, 2010, the company entered into a four year lease on a new office with a rental rate of $49,200 per year.  Due to delays caused by the landlord in preparing the office space, the Company may not be obligated under this lease.

Settlements

As previously disclosed, the Company received a complaint from the lead purchaser (the “Investor”) in the Company’s 2007 private placement (“2007 Private Placement”),  claiming, among other things, (a) that rights to receive up to 146,664,375 additional shares of the Company’s common stock for no additional consideration have been triggered by certain actions of the Company, (b) breaches of its contractual rights to approve certain issuances of options and warrants, (c) breaches of other covenants made by the Company in the 2007 Private Placement, (d) the Company had violated its SEC disclosure obligations, and (e) various breaches by the members of the Board of Directors of their fiduciary duties.

The Company denied the Investor’s claims and allegations.  However, due to the expense, distraction and uncertainty of potential litigation regarding the claims, the Company negotiated a settlement with the Investor, effective July 27, 2010.  Pursuant to the settlement agreement, the Company agreed, among other things, to (a) pay $145,625 to cover certain expenses of the Investor, (b) credit $1,134,375 to reimburse the Investor for the aggregate exercise price of  warrants to purchase 6,875,000 shares of the Company’s common stock held by the Investor,  (c) issue to the Investor a new two year warrant to purchase an additional 6,875,000 shares of common stock at an exercise price of $0.17 per share, and (d) file a registration statement covering the resale of the shares of common stock underlying the new warrant.  In exchange, the Investor agreed, among other things, to (a) release the Company and certain related persons from all claims through the date of the settlement (including the claims relating to the 2007 Private Placement), (b) waive all future rights under the 2007 Private Placement agreements, and (c) standstill from certain actions related to the Company and its equity securities for a period of five years from the date of settlement.  Neither the Company nor the Investor admitted liability or wrongdoing in connection with the settlement.

The Company has recognized a charge of $1,877,647 related to the settlement, including $597,647 in non-cash charges related to the issuance of the new warrants. Each of the 6,875,000 warrants has an exercise price of $0.17 (market price of the Company’s stock on the date of the settlement) and expires on July 26, 2012.  The fair value of each warrant was $0.087 and was estimated on the date of settlement using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of .65%, an expected life of 2 years, and volatility of 132.98%.

The Company announced on May 6, 2010 that William F. Quirk, Jr., a shareholder of HDC, filed a declaratory judgment action in Georgia state court.  The warrants in question were issued to Mr. Quirk in September 2007 in HDC’s 2007 Private Placement transaction and consisted of (i) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.14 per share, and (ii) a warrant to purchase up to 16,263,888 shares of HDC common stock at a price of $0.19 per share.  Although the stated expiration date for these warrants was September 7, 2010, Mr. Quirk contendedthat the expiration date for shareholders holding more than 10% of HDC’s common stock is extended automatically by two years. Accordingly, Mr. Quirk was seeking a judicial declaration that he may exercise his warrants at any time prior to September 7, 2012.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – COMMITMENTS AND CONTINGENCIES, continued

On September 23, 2010 the Company announced that the declaratory judgment lawsuit brought by William F. Quirk, Jr., related to his 32,527,776 warrants issued pursuant to the 2007 Private Placement transaction, was settled. Pursuant to the settlement agreement, Mr. Quirk exchanged his 32,527,776 warrants (16,263,888 warrants with an exercise price of $0.14 per share and 16,263,888 warrants with an exercise price of $0.19 per share) for three new warrants, two of which are for 3,333,333 shares each and one warrant for 3,333,334 shares (for a total of 10 million shares), with strike prices of $0.20, $0.25 and $0.30, and exercise terms of 12 months, 18 months and 24 months, respectively.  The modification of Mr. Quirk’s warrants did not result in a charge to the company as the estimated fair value of the warrants surrendered by Mr. Quirk in the exchange was less than the estimated fair value of the replacement warrants granted to Mr. Quirk.

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

On October11, 2010, the Company announced that R. Scott Tobin, its President, General Counsel, Principal Financial Officer, Principal Accounting Officer and Director, has stepped down from all positions.

As part of his employment agreement, Mr. Tobin’s 4.5 million options vested options would have been required to be exercised within 90 days of his separation from the company or be forfeited.  In connection with the release agreement, the Company has agreed (i) to pay Mr. Tobin $269,615, (ii) to extend the exercise period of his options until January 15, 2012, and (iii) to allow Mr. Tobin an exchange feature enabling him to pay with a portion of his HDC shares up to $170,000 related to any option conversion tax liability.  The Company incurred an expense of $127,164 for extending his options until January 15, 2012. The aggregate cost of this settlement was $396,779.

Other

Accounts payable in the accompanying December 31, 2010 balance sheet contains an accrued liability of approximately $483,656 which the Company has recorded for professional services provided.  The Company contests   this amount with the provider of these services and has begun discussions with the service provider regarding potential settlement of this matter.

Note I – STOCK COMPENSATION AND EQUITY BASED PAYMENTS

Information about options and warrants outstanding for 2010 and 2009 is summarized below:

Number of Warrants and Options Issued	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Outstanding beginning of year	100,615,177	$0.16	128,777,644	$0.16
Granted*	21,875,000	$0.22	5,000,000	$0.08
Exchanged*	(32,527,776)	$0.17	-	-
Exercised	(34,387,903)	$0.17	(17,503,073)	0.14
Expired un-exercised	(18,949,498)	$0.18	(15,659,394)	$0.15
Outstanding end of the year	36,625,000	$0.16	100,615,177	$0.16
Exercisable December 31	34,375,000	$0.15	92,615,177	$0.16

* Please refer to Note H with regard to Mr. Quirk for additional detail regarding this item

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

December 31, 2010
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.08	12,250,000	2.0	12,250,000	2.0
$0.13	2,500,000	2.0	2,500,000	2.0
$0.15	1,000,000	5.0	-	-
$0.17	6,875,000	2.0	6,875,000	2.0
$0.19	2,500,000	10.0	2,500,000	10.0
$0.25	10,000,000	1.5	10,000,000	1.5
$0.26	1,500,000	4.0	250,000	4.5
Total	36,625,000		34,375,000

As of December 31, 2010, there was approximately $221,138 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1 year.  The weighted average remaining life of all outstanding warrants and options at December 31, 2010 is 4.5 years.  The aggregate intrinsic value of all options and warrants outstanding and exercisable as of December 31, 2010 was $636,237.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

 Note I – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

The conditions have been satisfied with respect to 5,000,000 of these stock options and 1,000,000 of these options did not vest.

The fair value of each option was $0.03 and was estimated on the date of the grant using a probability weighted fair value model similar to a lattice valuation model with the following assumptions: dividend yield at 0%, risk free interest rate of 3.50%, an expected life of 6 years, and volatility of 106.52%.  The aggregate computed value of these options was $172,485 and this amount was charged as expense over the 1.4 year vesting period.  Expense of $119,898 was recorded in 2009.  Due to 1,000,000 of the options not vesting, the Company recognized a reduction of stock compensation expense of $28,748 in 2010 for the cost of those non vesting options.

On April 29, 2009, the Company entered into an employment agreement with the Company’s former President and General Counsel.  Pursuant to the terms of the employment agreement, an option to purchase an aggregate of 4,500,000 shares of the Company’s common stock at an exercise price of $0.08 was granted.  One million of the options vested immediately and the rest vest over an eighteen (18) month period provided that the Company attains certain performance metrics, as more fully described below.

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

One million options granted vested immediately.  The January 1, 2010 conditions were satisfied, as have the performance metrics related to the September 15, 2010 vesting date stock options.

The fair value of each option was $0.03 and was estimated on the date of the grant using a probability weighted fair value model similar to a lattice valuation model with the following assumptions: dividend yield at 0%, risk free interest rate of 3.50%, an expected life of 6 years, and volatility of 104.86%.  The aggregate computed value of these options was $175,331 and this amount has been charged as expense over the 1.7 year vesting period. Expense of $54,557 was recorded in 2010 and $120,774 was recorded in 2009 in connection with this option grant. In October of 2010, as a part of the previously discussed settlement with Mr. Tobin, the Company extended the expiration of these options until January 15, 2012.

During the second quarter of 2009, in connection with an appointment to the Company’s Board of Directors, the Company granted the Dr. Joseph McKenzie an option to purchase 500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.08, and expire on April 29, 2015.  The fair value of each option granted was $0.06 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 3.50%, an expected life of 6 years, and volatility of 104.91%.  The aggregate computed value of these options was $28,292, and this amount has been recognized as expense over the one year vesting period.

In February 2010, Mr. D. Paul Graham was appointed to the Company’s Board of Directors. In connection with this appointment to the Company’s Board of Directors, the Company granted the Mr. Graham an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.26, and expire on February 24, 2015.  The fair value of each option granted was $0.205 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.73%, an expected life of 5 years, and volatility of 108.16%.  The aggregate computed value of these options was $307,469, and this amount will be charged as an expense over the three year vesting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

 Note I – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

On May 10, 2010, the Company announced the appointment of Maher Albitar, M.D., to the position of Chief Medical Officer. On August 2, 2010,the company issued Dr. Albitar an option to purchase 1,000,000 shares of common stock. The options vest in four installments of 250,000 options and have a contingent vesting criteria based upon a market condition consisting of the commercialization of four new molecular diagnostic tests.  The options have an exercise price of $0.15, and expire on August 2, 2015.  The fair value of each option granted was $0.13 and was estimated on the date of grant using a probability weighted fair value model similar to a lattice valuation model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.62%, an expected life of 5 years, 10% probability of attaining the market condition, and volatility of 132.98%.  The aggregate computed value of these options is $13,025 and will be charged as an expense over the vesting period.

On October 26, 2010, the Company announced that Thomas L. Gallagher was appointed by the Board of Directors as President, Chief Operating Officer and General Counsel effective October 20, 2010. The Board of Directors also approved the grant to Mr. Gallagher of 2,500,000 options to purchase common stock.  The options are exercisable immediately at an exercise price of $0.19 per share (the closing price on the grant date) and expire ten years after the grant date.   The Company recorded a charge of $357,798 in the fourth quarter 2010 with respect to the option grant.The fair value of each option granted was $0.14 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.82%, an expected life of 5 years, and volatility of 99%.

Stock-based expense included in the 2010 net loss consisted of $1,236,665 in compensatory warrants, options and stock for professional consulting services, compensation and settlement warrants.  Stock-based expense included in the net loss for 2009 consisted of $31,954 for the issuance of common stock, warrants and options.

 The following table reflects stock-based compensation and expense recorded in 2010 and 2009:

	2010	2009
Options and Warrants Issued for Services	$128,249	$86,967

Stock Based Compensation Expense	412,353	240,663

Warrants Issued for Settlements Expense	724,811	-

Stock Based Compensation Expense Reversal	(28,748)	(295,676)

Net Increase	$1,236,665	$31,954

During the 2010, the Company recognized $724,811 of expense attributed to warrants issued for settlements with Mr. Tobin and the lead investor in the 2007 Private Placement which was Prime Mover Capital Partners, LP.  The settlement details for Mr. Tobin and Prime Mover Capital Partners, LP was discussed previously (please see Note H).

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J - STOCKHOLDERS’ EQUITY

In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.14 (the “Tranche 1 Warrants”). Pursuant to the terms of the Tranche 1 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 1 Warrants if the market price for the Company’s common stock is $0.17 for a period of thirty consecutive calendar days, which occurred on November 6, 2009, or forfeit the right to acquire those shares.  On November 7, 2009, the Company exercised its call rights related to certain of the Tranche 1 Warrants.  As a result, the holders of the Tranche 1 Warrants who received the Company’s call notice were obligated to purchase 17,637,467 shares of common stock or forfeit an equal number of Tranche 1 Warrants.  The number of Tranche 1 warrant shares not called by the Company was 8,131,944. During 2009, 15,878,073 shares of common stock were purchased relating to the call notice and Tranche 1 Warrants to purchase 1,759,394 shares were forfeited. Additional warrants not subject to the call notice totaling 1,625,000 shares were also exercised.

Also, in connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.19 (the “Tranche 2 Warrants”). Pursuant to the terms of the Tranche 2 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 2 Warrants if the average of the last reported closing bid and asked prices on the Over-the-Counter Bulletin Board for the Company’s common stock was $0.24 for a period of thirty consecutive calendar days, which occurred on February 28, 2010, or forfeit the right to acquire those shares.  The Company exercised its call rights relating to certain of the Tranche 2 Warrants during the first quarter.  As a result, the holders of the Tranche 2 Warrants who received the Company’s call notice were obligated to purchase 14,731,217 shares of restricted common stock or forfeit an equal number of Tranche 2 Warrant shares.   The number of shares of common stock purchased relating to the call notice was 11,729,390 and 3,001,827 Warrants were forfeited.  The Company received $2,228,584 in gross proceeds from the purchase of the common stock related to the call provision.

Warrants issued as a part of the 2007 private placement that were exercised independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,938.

On September 7, 2010, the warrants related to the 2007private placement expired. As a result, 10,952,261 warrants, representing both the $0.14 and the $0.19 tranches, were exercised on or before September 7,2010 resulting in proceeds of $1,654,436 to be delivered to the Company.

In addition to the warrant conversions described above, there were 6,875,000 warrants converted into shares as part of the settlement on July 27, 2010, with the lead purchaser, Prime Mover Capital Partners, LP, in the 2007 Private Placement. Therefore, in addition to the warrants converted on or before September 7, 2010, 6,875,000 warrants were converted.

Warrants exercised in of 2010 that were exercised independent of the 2007 private placement totaled 300,000 warrant shares with proceeds to the Company of $24,000.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – STOCKHOLDERS’ EQUITY, continued

Series B Preferred Stock

During the first quarter of 2009 the Board of Directors authorized the designation of Series B Preferred Stock. The number of shares originally constituting the Series B Preferred Stock was 13,750,000; however, during the fourth quarter of 2009 the Board of Directors authorized the increase in the number of shares constituting the Series B Preferred Stock to 20,625,000. The Company sold to individual investors a total of 19,402,675 shares of Series B Preferred Stock for $1,490,015, net of associated expenses, in 2009.  The Series B Preferred Stock has not been registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $189,819 as of December 31, 2010 and $14,993 as of December 31, 2009.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but shall not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. Dividends in the amount of $22,760 have been accrued for Series B Preferred Stock special dividend as of December 31, 2010 while there was no amount accrued as of December 31, 2009.

During the second quarter of 2010, the Company paid $99,614 to the Series B holders for the special dividend. Also, during the fourth quarter of 2010, one Series B holder requested, and the Company complied with the Series B holder’s request to convert 625,000 Series B Preferred Stock to Common Stock.  The Company also paid the Series B holder who chose to convert, their portion of the accrued special dividend and accrued dividend.  The total paid to this Series B holder was $5,758.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note K – SUBSEQUENT EVENTS

The Company received a payment of $338,048 on March 30, 2010 from Quest.  This amount represents reimbursable costs related to completing the 4-gene urine prostate cancer test clinical trial as described in the Licensing Agreement. As of December 31, 2010, approximately $199,832 of this amount was reflected as a portion of accounts receivable.

The Company previously announced that it was awarded $244,479 by the United States government under the Qualifying Therapeutic Discovery Project (QTDP) Program to advance the development of the company’s SVM and RFE-SVM technology. The QTDP grant program provides support for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in new therapies, to treat areas of unmet medical need, or to prevent, detect, or treat chronic or acute diseases and conditions, or to reduce long-term health care costs in the United States, or to significantly advance the goal of curing cancer. The Company received the final payment of this grant on March 15, 2011.

Note L – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.