Form 10-Q
period 2011-03-31
HEALTH DISCOVERY CORP
filed 2011-05-16
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission file number 333-62216

HEALTH DISCOVERY CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	74-3002154 (IRS Employer Identification No.)

2 East Bryan Street Suite 610 Savannah, Georgia 31401
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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐

(do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 13, 2011

Common Stock, no par value	229,475,747

Series A Preferred Stock	0

Series B Preferred Stock	18,777,675

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets
Cash	$2,830,908	$3,295,630
Accounts Receivable	-	334,988
Prepaid Expenses and Other Assets	54,837	172,034
Total Current Assets	$2,885,745	$3,802,652

Equipment, Less Accumulated Depreciation of $29,602 and $27,397	21,269	23,475

Other Assets
Deferred Charges	49,996	51,740
Patents, Less Accumulated Amortization of $1,796,812 and $1,731,132	2,188,983	2,254,662

Total Assets	$5,145,993	$6,132,529

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$728,608	$820,126
Accrued Liabilities	38,425	122,152
Dividends Payable - Special	22,760	22,760
Deferred Revenue	114,035	114,035
Total Current Liabilities	$903,828	$1,079,073

Long Term Liabilities
Deferred Revenue	803,355	831,863
Dividends Payable	226,860	189,819
Total Liabilities	$1,934,043	$2,100,755

Stockholders’ Equity
Series B Preferred Stock, Convertible 20,625,000 Shares Authorized, 18,777,675 Issued and Outstanding	$1,490,015	$1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized 229,475,747 Shares Issued and Outstanding March 31, 2011 229,475,747 Shares Issued and Outstanding December 31, 2010	25,585,569	25,593,728
Accumulated Deficit	(23,863,634)	(23,051,969)
Total Stockholders’ Equity	$3,211,950	$4,031,774

Total Liabilities and Stockholders’ Equity	$5,145,993	$6,132,529

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues:
Licensing & Development	$28,509	$54,178

Operating Expenses:
Amortization	65,680	65,680
Professional and Consulting Fees	197,652	121,790
Legal Fees	72,438	178,332
Research & Development Fees	30,410	50,060
Compensation	326,307	397,487
Other General and Administrative Expenses	149,768	257,869
Total Operating Expenses	842,255	1,071,218

Loss From Operations	(813,746)	(1,017,040)

Other Income (Expense)
Interest Income	2,081	4,206
Interest Expense	-	(159)
Total Other Income (Expense)	2,081	4,047

Net Loss	$(811,665)	$(1,012,993)

Preferred Stock Dividends	37,041	139,738

Loss Attributable to Common Shareholders	$(848,706)	$(1,152,731)

Weighted Average Outstanding Shares	229,475,747	201,237,709

Loss Per Share (basic and diluted)	$(0.004)	$(0.010)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Three Months Ended March 31, 2011 and 2010

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash Flows From Operating Activities
Net Loss	$(811,665)	$(1,012,993)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Stock-based Compensation	-	21,312
Services Exchanged for Warrants	28,881	33,488
(Increase) Decrease in Deferred Charges	1,744	(46,636)
Depreciation and Amortization	67,886	67,642
(Increase) Decrease in Accounts Receivable	334,988	(429,166)
Decrease in Recoverable Development Costs	96,249	-
Increase in Interest Receivable	-	(363)
Increase (Decrease) in Deferred Revenue	(28,509)	487,488
(Increase) Decrease in Prepaid Expenses and Other Assets	20,949	(74,910)
Decrease in Accounts Payable – Trade	(91,518)	(29,764)
Increase (Decrease) in Accrued Liabilities	(83,727)	179,320
Net Cash Used for Operating Activities	(464,722)	(804,582)

Cash Flows From Investing Activities:
Purchase of Certificates of Deposit	-	(681,143)
Purchase of Equipment	-	(5,144)
Net Cash Used for Investing Activities	-	(686,287)

Cash Flows From Financing Activities:
Proceeds from the Exercise of Warrants	-	3,039,522

Net Cash Provided by Financing Activities	-	3,039,522

Net Increase (Decrease) in Cash	(464,722)	1,548,653

Cash, at Beginning of Period	3,295,630	2,328,912

Cash, at End of Period	$2,830,908	$3,877,565

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$-	$159

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $917,390 as of March 31, 2011.  Unearned revenue of $114,035 is recorded as current and $803,355 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months ended March 31, 2011, consisted of $28,881 for stock options granted to directors.  Stock-based expense included in our net loss for the three months ended March 31, 2010 was $54,800.

As of March 31, 2011, there was approximately $221,138 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1 year.

The following schedule summarizes combined stock option and warrant information for the three months ended March 31, 2011 and the twelve months ended December 31, 2010:

	Option and Warrant Shares	Weighted Average Exercise Price
2010
Outstanding, January 1, 2010	100,615,177	$0.16
Granted	21,875,000	$0.22
Exchanged	(32,527,776)	$0.17
Exercised	(34,387,903)	$0.17
Expired un-exercised	(18,949,498)	$0.18
Outstanding, December 31, 2010	36,625,000	$0.16

2011
Granted	--	--
Exercised	--	--
Expired un-exercised	--	--
Outstanding, March 31, 2011	36,625,000	$0.16

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

The following schedule summarizes combined stock option and warrant information as of March 31, 2011:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.08	12,250,000	4.0	12,250,000	4.0
$0.13	2,500,000	1.0	2,500,000	1.0
$0.15	1,000,000	4.5	-	-
$0.17	6,875,000	1.5	6,875,000	1.5
$0.19	2,500,000	10.0	2,500,000	10.0
$0.25	10,000,000	1.5	10,000,000	1.5
$0.26	1,500,000	4.0	500,000	4.0
Total
	36,625,000		34,625,000

The weighted average remaining life of all outstanding warrants and options at March 31, 2011 is 3 years.  As of March 31, 2011, the aggregate net intrinsic value of all options and warrants outstanding is $636,237.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,188,983 in patents and patent related costs, net of $1,796,812 in accumulated amortization, at March 31, 2011.

Amortization charged to operations for the three months ended March 31, 2011, and 2010 were $65,680 in both years. Estimated amortization expense for the next five years is $262,720 per year.

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

Warrants issued as a part of the 2007 private placement that were exercised during the first quarter 2010 independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,938.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F - STOCKHOLDERS’ EQUITY, continued

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $226,860 as of March 31, 2011 and $189,819 as of December 31, 2010.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but shall not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. Dividends in the amount of $22,760 have been accrued for Series B Preferred Stock special dividend as of March 31, 2011 and December 31, 2010.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – SUBSEQUENT EVENTS

On April 7, 2011, the Board of Directors of the Company appointed Maher Albitar, M.D., the Company’s Chief Medical Officer, to the Board of Directors. In connection with such appointment, the Company granted Dr. Albitar an option to purchase 1,500,000 shares of common stock. The options vest 250,000 shares every six months and have an exercise price of $0.12. The options expire on April 7, 2016.  The fair value of each option granted is $0.087 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.31%, an expected life of 5 years, and volatility of 94%.  The aggregate computed value of these options is $130,280, and this amount will be charged as an expense over the three year vesting period.

Effective April 7, 2011, Dr. Albitar and the Company agreed to terminate Dr. Albitar’s consultancy agreement with the Company pursuant to which Dr. Albitar was receiving a monthly fee of $10,000, and Dr. Albitar will no longer serve as Chief Medical Officer.  In addition, the parties agreed to cancel an option to purchase 1,000,000 shares of common stock granted to Dr. Albitar in August 2010 in connection with his appointment as Chief Medical Officer.

In connection with his appointment to the Board of Directors in October 2010, on April 7, 2011, the Company granted to Mr. Curtis G. Anderson an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.12, and expire on April 7, 2016.  The fair value of each option granted is $0.087 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.31%, an expected life of 5 years, and volatility of 94%.  The aggregate computed value of these options is $130,280, and this amount will be charged as an expense over the three year vesting period.

On April 7, 2011, the Company granted to Dr. Joseph McKenzie an option to purchase 1,000,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.12, and expire on April 7, 2016.  The fair value of each option granted is $0.087 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.31%, an expected life of 5 years, and volatility of 94%.  The aggregate computed value of these options is $86,853, and this amount will be charged as an expense over the three year vesting period.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

Please refer to our Annual Report on Form 10-K filed on March 31, 2011 for further information regarding updates with our business.

Intellectual Property Activities

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenue

For the three months ended March 31, 2011, revenue was $28,509 compared with $54,178 for the three months ended March 31, 2010.  As disclosed in our financial statements, revenue is recognized for licensing and development fees over the period earned. The revenue earned during the first quarter is primarily related to the licensing revenue recognition for agreements with customers which began in previous periods.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended March 31 2011, and 2010. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees, totaled $197,652 for the three months ended March 31, 2011, compared with $121,790 for the same 2010 period.  The increase is due primarily to higher costs associated with professional service fees of accounting services and patent filing fees.

Legal fees totaled $72,438 during the three months ended March 31, 2011 and were $178,322 during the same period in 2010.  The decrease was primarily due to the Company resolving legal issues during 2010 and not having similar issues in the current period.

Research and development expense was $30,410 for the three months ended March 31, 2011, and $50,060 for the same period in 2010. This decrease relates primarily to the completion of recent validation studies of the urine-based molecular diagnostic test for prostate cancer.

Compensation expense of $326,307 for the three months ended March 31, 2011, was lower than the $397,487 reported for the comparable 2010 period. The decrease is attributed to a reduction in full time employees and bonus amounts earned.

Other general and administrative expense decreased to $149,768 for the three months ended March 31, 2011, compared to $257,869, for the same period in 2010.  This decrease was due primarily to management’s focus on reducing costs.

Loss from Operations

The loss from operations for the three months ended March 31, 2011 was $813,746, compared to $1,017,040 for the three months ended March 31, 2010. This reduction was due to lower costs primarily associated with legal and research and development. In addition, management believes the reduction is evidence of the Company’s focus on controlling costs.

Other Income and Expense

Interest income was $2,081, for the three months ended March 31, 2011, compared to $4,206 in 2010.  Interest income decreased because the Company had less cash on hand to invest throughout the 2011 period.

No interest expense was incurred during the three months ended March 31, 2011. The comparable 2010 period had $159 in interest expense. The reduction is a result of the Company retiring all of its short and long term debt.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net Loss

The net loss for the three months ended March 31, 2011, was $811,665, compared to $1,012,993 for the three months ended March 31, 2010.  The decrease in net loss was due to the Company’s focus on controlling costs and a decrease in loss from operations, as previously described.

The net loss attributable to common shareholders was $848,706 for the quarterly period ended March 31, 20011, compared to $1,152,731 for the quarterly period ended March 31, 2010.

Net loss per share was $0.004 for quarterly period ended March 31, 2011 and $0.010 for the quarterly period ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, the Company had $2,830,908 in available cash.  As of the same date, the Company had total current liabilities of $903,828. As a result, we believe we have sufficient resources to meet all of our current obligations.

Our net loss for the threee months ended March 31, 2011 was $811,665.  Our cash used for operating activities for the three months ended March 31, 2011 was $464,722. There was no cash generated by investment activities during the three months ending March 31, 2011.  In addition there was no cash provided by financing activities during the three months ending March 31, 2011.  As a result, the Company realized a decrease in cash of $464,722 during the first quarter of 2011.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$26,000	$26,000	$-
Office Lease	204,160	40,140	164,020
Total	$230,160	$66,140	$164,020

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

HEALTH DISCOVERY CORPORATION

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

HEALTH DISCOVERY CORPORATION

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2010 due to an inadequate segregation of duties due to the small number of employees.  The Company anticipates that this material weakness will be satisfactorily addressed in the near future.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Offier. Filed herewith

32.1	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: May 16, 2011	By:	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D. Title: Chairman, Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer