Form 10-Q
period 2011-06-30
HEALTH DISCOVERY CORP
filed 2011-08-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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
Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

Class:	Outstanding as of August 15, 2011
Common Stock, no par value	230,725,747
Series A Preferred Stock	0
Series B Preferred Stock	17,527,675

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

Assets
	June 30,	December 31,
	2011	2010
	(unaudited)
Current Assets
Cash	$2,108,372	$3,295,630
Accounts Receivable	-	334,988
Prepaid Expenses and Other Assets	84,355	172,034
Total Current Assets	$2,192,727	$3,802,652

Equipment, Less Accumulated Depreciation of $32,018 and $27,397	22,652	23,475

Other Assets
Deferred Charges	48,252	51,740
Patents, Less Accumulated Amortization of $1,862,492 and $1,731,132	2,123,302	2,254,662

Total Assets	$4,386,933	$6,132,529

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable – Trade (Note H)	$178,186	$820,126
Accrued Liabilities	38,025	122,152
Dividends Payable – Special	21,245	22,760
Deferred Revenue	114,035	114,035
Total Current Liabilities	$351,491	$1,079,073

Long Term Liabilities
Deferred Revenue	774,846	831,863
Dividends Payable	248,504	189,819
Total Liabilities	$1,374,841	$2,100,755

Stockholders' Equity

Series B Preferred Stock, Convertible 20,625,000 Shares Authorized, 17,527,675 Issued and Outstanding	$1,490,015	$1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized 230,725,747 Shares Issued and Outstanding June 30, 2011 229,475,747 Shares Issued and Outstanding December 31, 2010	25,594,834	25,593,728
Accumulated Deficit	(24,072,757)	(23,051,969)
Total Stockholders' Equity	$3,012,092	$4,031,774

Total Liabilities and Stockholders' Equity	$4,386,933	$6,132,529

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Licensing & Development	$28,509	$153,506	$57,017	$207,684

Operating Expenses:
Amortization	65,680	65,680	131,360	131,360
Professional and Consulting Fees	113,261	207,776	310,913	329,565
Legal Fees	33,541	249,315	105,979	427,648
Research & Development Fees	98,124	142,900	128,534	192,960
Compensation	261,553	302,690	587,861	700,177
Other General and Administrative	151,165	168,825	300,932	426,694
Total Operating Expenses	723,324	1,137,186	1,565,579	2,208,404

Loss From Operations	(694,815)	(983,680)	(1,508,562)	(2,000,720)

Other Income (Expense)
Interest Income	2,034	5,959	4,116	10,165
Gain on Payables Restructuring (Note H)	483,658	-	483,658	-
Settlement Charges	-	(1,877,647)	-	(1,877,647)
Interest Expense	-	-	-	(159)
Total Other Income (Expense)	485,692	(1,871,688)	487,774	(1,867,641)

Net Loss	$(209,123)	$(2,855,368)	$(1,020,788)	$(3,868,361)

Preferred stock dividends	36,631	67,308	73,672	207,046

Loss attributable to common shareholders	$(245,754)	$(2,922,676)	$(1,094,460)	$(4,075,407)

Weighted Average Outstanding Shares	229,684,080	205,980,598	229,684,080	205,980,598

Loss Per Share (basic and diluted)	$(.001)	$(.014)	$(.005)	$(.020)

See accompanying notes to financial statements

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Six Months Ended June 30, 2011 and 2010

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash Flows From Operating Activities
Net Loss	$(1,020,788)	$(3,868,361)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Stock-based Compensation	-	13,876
Services Exchanged for Warrants and Options	74,777	68,449
Gain on Payables Restructuring (NoteH)	(483,658)	-
(Increase) Decrease in Deferred Charges	3,488	(44,892)
Depreciation and Amortization	135,981	135,398
(Increase) Decrease in Accounts Receivable	334,988	(86,482)
(Increase) Decrease in Recoverable Development Costs	96,249	(13,388)
Decrease in Interest Receivable	-	34
Increase (Decrease) in Deferred Revenue	(57,017)	458,980
Increasein Prepaid Expenses and Other Assets	(8,569)	(84,544)
Increase (Decrease) in Accounts Payable – Trade	(158,283)	68,908
Increase (Decrease) in Accrued Liabilities	(84,127)	1,931,668
Net Cash Used for Operating Activities	(1,166,959)	(1,420,354)

Cash Flows From Investing Activities:
Purchase of Certificates of Deposit	-	(1,379,606)
Purchase of Equipment	(3,798)	(5,164)
Net Cash Used for Investing Activities	(3,798)	(1,384,770)

Cash Flows From Financing Activities:
Proceeds from the Exercise of Warrants	-	3,039,522
Dividends Paid	(16,501)	(99,164)

Net Cash Provided by Financing Activities	(16,501)	2,940,358

Net Increase (Decrease) in Cash	(1,187,258)	135,234

Cash, at Beginning of Period	3,295,630	2,328,912

Cash, at End of Period	$2,108,372	$2,464,146

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$-	$159

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired patents and has patent pending applications for certain machine learning tools, primarily pattern recognition techniques using advanced mathematical algorithms to analyze large amounts of data thereby uncovering patterns that might otherwise be undetectable.  Such machine learning tools are currently in use for diagnostics and drug discovery, but are also marketed for other applications.  The Company licenses the use of its patented protected technology and may provide services to develop specific learning tools under development agreements or sell to third parties.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six month periods ended June 30,2011 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by United States issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in the future to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. Management is currently assessing the impact that this potential change would have on our consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $888,881 as of June 30, 2011.  Unearned revenue of $114,035 is recorded as current and $774,846 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and six months ended June 30, 2011consisted of $45,896 and $74,777 respectively for stock options granted to directors.  Stock-based expense included in our net loss for the three months and six months ended June 30, 2010 was $56,274 and $111,074 respectively.

As of June 30, 2011, there was approximately $480,749 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 3 years.

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

On April 7, 2011, the Company granted to Dr. Joseph McKenzie an option to purchase 1,000,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.12, and expire on April 7, 2016.  The fair value of each option granted is $0.087 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.31%, an expected life of 5 years, and volatility of94%.  The aggregate computed value of these options is $86,853, and this amount will be charged as an expense over the three year vesting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

The following schedule summarizes combined stock option and warrant information for the six months ended June 30, 2011 and the twelve months ended December 31, 2010:

2010	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2010	100,615,177	$0.16
Granted	21,875,000	$0.22
Exchanged	(32,527,776)	$0.17
Exercised	(34,387,903)	$0.17
Expired un-exercised	(18,949,498)	$0.18
Outstanding, December 31, 2010	36,625,000	$0.16

2011
Granted	4,000,000	$0.12
Exercised	--	--
Forfeited	(1,000,000)	$0.15
Outstanding, June 30, 2011	39,625,000	$0.15

The following schedule summarizes combined stock option and warrant information as of June 30, 2011:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.08	12,250,000	3.50	12,250,000	3.50
$0.13	2,500,000	.50	2,500,000	.50
$0.12	4,000,000	4.50	-	-
$0.17	6,875,000	1.00	6,875,000	1.00
$0.19	2,500,000	9.50	2,500,000	9.50
$0.25	10,000,000	1.50	10,000,000	1.50
$0.26	1,500,000	3.50	500,000	3.50
Total	39,625,000		34,625,000

The weighted average remaining life of all outstanding warrants and options at June 30, 2011 is 3 years.  As of June 30, 2011, the aggregate net intrinsic value of all options and warrants outstanding is $636,237.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitionsand the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,123,302in patents and patent related costs, net of $1,862,492in accumulated amortization, at June 30, 2011.

Amortization charged to operations for the three and six months ended June 30, 2011, and 2010were $65,680 and $131,360 respectively. Estimated amortization expense for the next five years is $262,720 per year.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – STOCKHOLDERS’ EQUITY

In connection with the 2007 private placement, the Company issued warrants to purchase 51,538,822 shares of restricted common stock at an exercise price of $0.19 (the “Tranche 2 Warrants”). Pursuant to the terms of the Tranche 2 Warrants, certain of the holders were obligated to exercise fifty percent of the Tranche 2 Warrants if the average of the last reported closing bid and asked prices on the Over-the-Counter Bulletin Board for the Company’s common stock was $0.24 for a period of thirty consecutive calendar days (which occurred on February 28, 2010) or forfeit the right to acquire those shares.  The Company exercised its call rights relating to certain of the Tranche 2 Warrants during the first quarter of 2010.  As a result, the holders of the Tranche 2 Warrants who received the Company’s call notice were obligated to purchase 14,731,217 shares of restricted common stock or forfeit an equal number of Tranche 2 Warrant shares.   The number of shares of common stock purchased relating to the call notice was 11,729,390 and 3,001,827 Warrants were forfeited.  The Company received $2,228,584 in gross proceeds from the purchase of the common stock related to the call provision.

Warrants issued as a part of the 2007 private placement that were exercised during the first quarter of 2010 independent of the Tranche 2 Warrant call totaled 4,531,250 warrant shares with proceeds to the Company of $810,938.

No warrants or options were exercised during the second quarter of 2011.

Series B Preferred Stock

In connection with our Series B Preferred stock, we are required to pay dividends which accrue on a cumulative 10% basis.  Such dividends are payable at the Company’s option in cash or common stock and the dividends will be accrued until paid at the Company’s option or when the shares are redeemed.  As there is no requirement to pay such dividends in the upcoming year and it is not the intention of the Company to do so, the dividends payable are reflected as a long term liability in the accompanying balance sheet.  Dividends have been accrued for the Series B Preferred Stock in the amount of $248,504 as of June 30, 2011 and $189,819 as of December 31, 2010.

In addition, the Company is required to pay a special dividend to the Preferred B shareholders equal to 15% of net revenues for contracts signed after the issuance of the Series B stock.  The maximum cash bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. Dividends in the amount of $21,245 as of June 30, 2011, and $22,760 as of December 31, 2010, are reflected as Dividend Payable – Special in the accompanying balance sheet.

The Company paid $99,164 in dividends related to this requirement in the second quarter of 2010 as a result of revenue contracts signed in 2010. During the second quarter of 2011, the Company converted1,125,000 Series B Preferred Stock to Common Stock at the request of a Series B holder.  The Company also paid that Series B holder its portion of the accrued special dividend and accrued dividend.  The total paid to this Series B holder was $16,501.

Note G – SUBSEQUENT EVENTS

On July 29, 2011, the Board elected Herbert A. Fritsche, Ph.D., the Company’s Senior Vice President, Chief Science Officer, to fill the vacancy on the Board created by the resignation of Mr. D. Paul Graham.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – COMMITMENTS

The Company’s balance sheet for the year ended December 31, 2010 reflected an accrued liability of approximately $483,656 for professional services.  The Company disputed this amount with the provider of these services and initiated discussions with the service provider regarding potential settlement of this matter. During the quarter ended June 30, 2011, the Company and the service provider settled this matter and as a result, the Company recorded a decrease in accounts payables of $483,656.

From time to time, the Company is subject to various claims primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a molecular diagnostics company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  We operate primarily in the emerging field of personalized medicine where such tools are critical to scientific discovery.  Our primary business consists of licensing our intellectual property and working with prospective customers on the development of varied products that utilize pattern recognition tools.  We also endeavor to develop our own product line of newly discovered biomarker-based diagnostic tests that include human genes and genetic variations, as well as gene, protein, and metabolite expression differences and image analysis.  In drug discovery, biomarkers can help elicit disease targets and pathways and validate mechanisms of drug action.  They may also be pharmacodynamic indicators of drug activity, response and toxicity for use in clinical development.

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

We continue to progress towards the goal of commercialization of the 4-gene urine-based prostate cancer test at Quest and with Abbott.  The clinical trials for both Abbott and Quest studies have been completed and the Company is currently in the process of evaluating the results with Abbott and Quest.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

The Company announced the launch of its first iPhone app called MelApp. This new iPhone App for Melanoma Risk Assessment is designed to help users learn about melanoma and identify areas on their skin which may need attention from a physician specializing in the diagnosis of melanoma. MelApp can assist in raising patient awareness of melanoma with the goal of ultimately saving lives.

MelApp uses patent protected, highly sophisticated, state-of-the-art mathematical algorithms and image based pattern recognition technology to analyze the uploaded image. MelApp was validated using an image database licensed from Johns Hopkins University Medical Center. Using the iPhone camera feature, users can take a picture of their skin lesions and moles and within seconds receive a risk analysis of their uploaded picture being a melanoma. Utilizing your iPhone GPS, MelApp can refer you to a nearby physician specializing in the diagnosis and treatment of melanoma for proper medical follow up, without the need to input a zip code or any personal information. These pictures also can be stored on MelApp and reviewed for changes in the skin lesions occurring over time.

Within just days of release, MelApp was being used by consumers in over 40 countries (United States, Canada, Australia, New Zealand, United Kingdom, Italy, Spain, Ireland, Germany, Portugal, Venezuela, Brazil, Switzerland, Sweden, Belgium, Bulgaria, Croatia, Argentina, Netherlands, Romania, Poland, Luxembourg, Greece, Turkey) as reported by tracking data. Additionally, in just these few days, MelApp successfully achieved the status of ranking among the top 100 highest grossing apps in 20 countries in the Healthcare and Fitness category, including New Zealand and Australia, which have some of the highest rates of skin cancer in the world.

SVM Capital, LLC

SVM Capital, LLC was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in commodity and futures trading.   Atlantic Alpha reports that the SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years as well as a limited pilot program of real-time trading activity, and that the latest SVM-derived models generated by SVM Capital have successfully outperformed the static buy-and-hold model both in increased returns as well as in reduced risk.  After more than 2 years of successful live trading, Atlantic Alpha has now deployed the SVM K-2 model to over 30 securities.  These include nation ETF’s, large cap equities and commodities.  Atlantic Alpha is now exclusively trading SVM’s K-2 model and will begin offering this technology to the public via a new fund which began trading in January 2011.  Research on the K-3 model is underway.  The K-3 model will add a “context” for each security traded.  This context will represent knowledge of how similar securities are trading.  In this way, the K-3 model will insure that each security will not be analyzed by SVM technology in isolation.  In more than two and a half years of live trading, SVM Capital’s live trading outperforms the S&P500 with approximately one half of the risk.  HDC owns a 45% equity position in SVM Capital.

Intellectual Property Activities

On January 19, 2011, the European Patent Office published the notice of grant of the Company’s RFE-SVM patent in the European Patent Bulletin.  Validation of this patent in France, Germany, Ireland, Switzerland and the U.K, was completed in April 2011.  The selection of countries for validation was based on published uses of RFE-SVM in research.  On February 2, 2011, a new continuation application was filed including claims directed to identification of gene co-regulation patterns using unsupervised clustering.  Such a method is useful when some of the data is missing labels.  The parent of this application, covering the use of clustering methods for recognizing patterns in text or speech, issued later the same month.  Also in February, the U.S. Patent and Trademark Office issued a notice of allowance for the Company’s patent application with claims directed to an SVM-based method for evaluating features within data that have been identified as significant by another feature selection method, providing a “second opinion” for checking the validity of previously-selected features.  This application had been filed in September 2010 and issued in June 2011. In March 2011, the Canadian Intellectual Property Office issued a new Canadian patent covering the Company’s method for pre-processing and post-processing of data for enhancing knowledge discovered using a support vector machine. The Canadian Intellectual Property Office also issued notices of allowance of the Company’s pending patent applications for a method of enhancing knowledge discovered from multiple data sets using multiple support vector machines and methods for computer-aided image analysis using support vector machines. In April 2011, a new continuation application was filed covering a method for visualizing feature ranking to facilitate identification of alternative features that can be used.  This method is particularly useful for biomarker discovery to enable selection of alternative but equally effective markers that may be more practically detectable than a gene that was initially identified as one of the best for distinguishing between disease and normal.  The parent of this new application issued as a patent a few days later, with claims covering a web-based data mining system that utilizes multiple support vector machine models to analyze combinations of biological data of many different types to produce ranked lists of genes or proteins that may be used as biomarkers.  The claims of this application had been filed to seek expanded coverage of the previously-patented system.  Also in April 2011, the USPTO issued a notice of allowance of the Company’s patent application covering genes that are underexpressed, (reduced relative to normal) in prostate cancer.  The three genes covered by the allowed claims were identified using the Company’s proprietary RFE-SVM algorithm.  This new patent will issue at the end of August 2011.  In June 2011, efforts were abandoned to obtain European coverage for one of the Company’s alternative feature selection methods after the European Patent Office indicated that only very narrow claims would be granted.  With the new filings and issuances, and one abandoned application, the Company now has 55 issued and 32 pending U.S. and foreign patent applications.

The Company initiated its new academic/research institution licensing program in the second quarter of 2011.  Universities and research institutions that have reported the use of SVMs in published reports such as academic journals and conference proceedings will be contacted and offered a paid-up license against past and future infringement of the Company’s patented technology for a one-time license fee plus a percentage of any revenue generated when the results of the SVM usage are licensed for commercialization.  The program will begin first with admitted usages of the Company’s SVM-RFE method.  To date, over 30 U.S. institutions have been identified as using RFE through review of academic publications, with many of the reported uses relating to biomarker discovery and medical diagnostics.  The Company plans to expand its licensing efforts to European institutions once all formalities have been completed for validation of the recently-granted European SVM-RFE patent.  The program will later be broadened to other reported uses of SVM and other technology covered by the Company’s patents.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenue

For the three months ended June 30, 2011, revenue was $28,509 compared with $153,506 for the three months ended June 30, 2010.  Revenue is recognized for licensing and development fees over the period earned. The revenue earned during the second quarter is primarily related to the licensing revenue recognition for agreements with customers which began in previous periods.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended June 30, 2011, and 2010. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees were $113,261 for the three months ended June 30, 2011, compared with $207,776for the same 2010 period.  The decrease is due primarily to lower costs associated with professionalservice fees of accounting services and patent filing fees.

Legal fees totaled $33,541 during the three months ended June 30, 2011, compared to $249,315 during the same period in 2010.  The decrease was primarily due to the Company resolving legal issues during 2010 and not having similar issues in the current period.

Research and development fees were $98,124 for the three months ended June 30, 2011, and $142,900 for the same period in 2010. This decrease relates primarily to the completion of recent validation studies of the urine-based molecular diagnostic test for prostate cancer.

Compensation expense of $261,553 for the three months ended June 30, 2011 was lower than the $302,690reported for the comparable 2010 period. The decrease is attributed to a reduction in full time employees and bonus amounts earned.

Other general and administrative expense decreased to $151,165for the three months ended June 30, 2011, compared to $168,825for the same period in 2010.  This decrease was due primarily to management’s success in reducing costs.

Loss from Operations

The loss from operations for the three months ended June 30, 2011 was $694,815,compared to $983,680 for the three months ended June 30, 2010. This reduction was due to lower costs primarily associated with legal fees and research and development expense. In addition, the reduction is due in part to the Company’s success in controlling costs.

Other Income and Expense

Interest income was $2,034, for the three months ended June 30, 2011, compared to $5,959 in 2010.  Interest income decreased because the Company had less cash on hand to invest throughout the 2011 period.

As previously discussed, the Company negotiated a settlement with a service provider (see Note H).  As a result, the Company realized an increase in other income and expense (gain on payables restructuring) of $483,656.

No interest expense was incurred during the three month periods ended June 30, 2011 and June 30, 2010.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

  Net Loss

The net loss for the three months ended June 30, 2011, was $209,123, compared to $2,855,368 for the three months ended June 30, 2010.  The decrease in net loss was due in part to the Company’s success in controlling costs and a decrease in loss from operations.

The net loss attributable to common shareholders was $245,754for the quarterly period ended June 30, 20011, compared to $2,922,676for the quarterly period ended June 30, 2010.

Net loss per share was $0.001 for quarterly period ended June 30, 2011 and $0.014 for the quarterly period ended June 30, 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenue

For the six months ended June 30, 2011, revenue was $57,017 compared with $207,684 for the six months ended June 30, 2010.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to ongoing development agreements and amortization of deferred revenue related to prior licensing agreements.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2011 and 2010. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $310,913 for the six months ended June 30, 2011 compared with $329,565 for the same 2010 period.  The decrease is due to primarily to lower accounting and patent filing and maintenance costs.

Legal fees totaled $105,979 during the six months ended June 30, 2011compared to  $427,648 during the same period in 2010.  The decrease was primarily due to the Company resolving legal issues during 2010 and not having similar issues in the current period.

Research and Development fees were $128,534 for the six months ended June 30, 2011 and $192,960 for the same period in 2010. This decrease relates primarily to the completion of recent validation studies of the urine-based molecular diagnostic test for prostate cancer.

Compensation expense of $587,861 for the six months ended June 30, 2011 was lower than the $700,177 reported for the comparable 2010 period. Compensation decreased due to the elimination of personnel and a reduction in the bonus amounts earned by Company executives.

Other general and administrative expenses increased to $300,932 for six months ended June 30, 2011 compared to $426,694 for in 2010.  This decrease was due primarily to management’s success in reducing costs.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Loss from Operations

The loss from operations for the six months ended June 30 2011 was $1,508,562 compared to $2,000,720 for the previous year. This reduction in loss from operations was due to lower costs primarily associated with legal fees, research and development expense and professional and administrative expense.

Other Income and Expense

Interest income was $4,116 for the six months ended June 30, 2011 compared to $10,165 in 2010.  Interest income decreased because the Company had less cash on hand to invest throughout the 2011 period.

As previously discussed, the Company negotiated a settlement with a service provider (see Note H).  As a result, the Company realized an increase in other income and expense (gain on payables restructuring) of $483,658.

There was no interest expense for the six months ended June 30, 2011 which was slightly less than the $159 recorded for the same period 2010.

Net Loss

The net loss for the six months ended June 30, 2011 was $1,020,788compared to $3,868,361for the six months ended June 30, 2011.  The decreased net loss was due to the decrease in settlement charges and loss from operations.

The net loss attributable to common shareholders was $1,094,460 for the six months ended June 30, 2011 compared to $4,075,407in the six months ended June 30, 2010.

Net loss per share was $0.005 for the six month period ended June 30, 2011 and $0.020 for the six month period ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, the Company had $2,108,370 in available cash.  As of the same date, the Company had total current liabilities of $351,491. As a result, we believe we have sufficient resources to meet all of our current obligations.

Our net loss for the six months ended June 30, 2011 was $1,020,788.  Our cash used for operating activities for the six months ended June 30, 2011 was $1,166,959. There was no cash generated by investment activities during the six months ending June 30, 2011.  In addition there was no cash provided by financing activities during the six months ending June 30, 2011.  As a result, the Company realized a decreasein cash of $1,187,258 during the first sixmonths of 2011.

The following table summarizes our contractual obligations at June 30, 2011.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$26,000	$26,000	$-
Office Lease	204,160	40,140	164,020
Total	$230,160	$66,140	$164,020

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

The Company has relied primarily on equity and debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful may result in significant revenue.  In the meantime, the Company has implemented a cash conservation program.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in the “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.   Controls and Procedures

As of the fiscal quarter ended June 30, 2011 (the “Evaluation Date”), we carried out an evaluation  under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

HEALTH DISCOVERY CORPORATION

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

Item4.       [Removed and Reserved]

Not applicable.

Item 5.      Other Information

None

HEALTH DISCOVERY CORPORATION

Item 6.      Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2 filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows.

*    Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: August 15, 2011	By:	/s/ Stephen D. Barnhill M.D.
Printed Name: Stephen D. Barnhill M.D.
Title: Chairman of the Board, Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer