Form 10-Q
period 2011-09-30
HEALTH DISCOVERY CORP
filed 2011-11-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☐

(do not check if a smaller reporting company)

Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

Class:	Outstanding as of November 14, 2011

Common Stock, no par value	230,725,747

Series A Preferred Stock	0

Series B Preferred Stock	17,527,675

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets
Cash	$1,522,280	$3,295,630
Accounts Receivable	278	334,988
Prepaid Expenses and Other Assets	65,605	172,034
Total Current Assets	1,588,163	3,802,652

Equipment, Less Accumulated Depreciation of $34,539 and $27,397	20,131	23,475

Other Assets
Deferred Charges	46,508	51,740
Patents, Less Accumulated Amortization of $1,928,171 and $1,731,132	2,057,623	2,254,662

Total Assets	$3,712,425	$6,132,529

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable – Trade (Note H)	$210,577	$820,126
Accrued Liabilities	22,250	122,152
Dividends Payable – Special	21,245	22,760
Deferred Revenue	114,035	114,035
Total Current Liabilities	368,107	1,079,073

Long Term Liabilities
Deferred Revenue	746,337	831,863
Dividends Payable	283,848	189,819
Total Liabilities	$1,398,292	$2,100,755

Stockholders’ Equity
Series B Preferred Stock, Convertible 20,625,000 Shares Authorized, 17,527,675 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized 230,725,747 Shares Issued and Outstanding September 30, 2011 229,475,747 Shares Issued and Outstanding December 31, 2010	25,545,731	25,593,728
Accumulated Deficit	(24,721,613)	(23,051,969)
Total Stockholders’ Equity	$2,314,133	$4,031,774

Total Liabilities and Stockholders’ Equity	$3,712,425	$6,132,529

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Licensing & Development	$32,155	$159,984	$89,172	$367,668

Operating Expenses:
Amortization	65,680	65,680	197,040	197,040
Professional and Consulting Fees	159,494	149,267	470,408	478,793
Legal Fees	9,137	174,827	115,116	602,475
Research & Development Fees	10,980	132,443	139,514	325,403
Compensation	267,676	202,500	855,537	931,425
Other General and Administrative	169,482	268,392	470,413	686,583
Total Operating Expenses	682,449	993,109	2,248,028	3,221,719

Loss From Operations	(650,294)	(833,125)	(2,158,856)	(2,854,051)

Other Income (Expense)
Interest Income	1,439	3,139	5,554	13,304
Gain on Payables Restructuring (Note H)	-	-	483,658	-
Settlement Charges	-	(396,779)	-	(2,274,426)
Interest Expense	-	-	-	(159)
Total Other Income (Expense)	1,439	(393,640)	489,212	(2,261,281)

Net Loss	$(648,855)	$(1,226,765)	$(1,669,644)	$(5,115,332)

Preferred stock dividends	35,343	56,763	109,015	278,802

Loss attributable to common shareholders	$(684,198)	$(1,283,528)	$(1,778,659)	$(5,394,134)

Weighted Average Outstanding Shares	230,725,747	221,349,240	230,031,303	211,103,478

Loss Per Share (basic and diluted)	$(.003)	$(.006)	$(.007)	$(.026)

See accompanying notes to financial statements

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities
Net Loss	$(1,669,644)	$(5,115,332)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Stock-based Compensation	-	25,807
Services Exchanged for Warrants and Options	61,018	99,366
Gain on Payables Restructuring (Note H)	(483,658)	-
Warrants Issued to Shareholders	-	597,647
(Increase) Decrease in Deferred Charges	5,232	(43,149)
Depreciation and Amortization	204,182	203,134
(Increase) Decrease in Accounts Receivable	334,710	(330,961)
(Increase) Decrease in Recoverable Development Costs	96,248	(28,195)
Decrease in Interest Receivable	-	288
Increase (Decrease) in Deferred Revenue	(85,526)	430,472
(Increase) Decrease in Prepaid Expenses and Other Assets	10,180	(79,416)
Decrease in Accounts Payable – Trade	(125,891)	(59,135)
Increase (Decrease) in Accrued Liabilities	(99,902)	355,740
Net Cash Used for Operating Activities	(1,753,051)	(3,943,734)

Cash Flows From Investing Activities:
Redemption of Certificates of Deposit	-	471,564
Purchase of Equipment	(3,798)	(5,164)
Net Cash (Used for) Provided by Investing Activities	(3,798)	466,400

Cash Flows From Financing Activities:
Proceeds from the Exercise of Warrants	-	5,852,332
Dividends Paid	(16,501)	(99,164)

Net Cash (Used for) Provided by Financing Activities	(16,501)	5,753,168

Net Increase (Decrease) in Cash	(1,773,350)	2,275,834

Cash, at Beginning of Period	3,295,630	2,328,912

Cash, at End of Period	$1,522,280	$4,604,746

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$-	$159

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by United States issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in the future to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination regarding the mandatory adoption of IFRS. Management is currently assessing the impact that this potential change would have on our consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $860,372 as of September 30, 2011.  Unearned revenue of $114,035 is recorded as current and $746,337 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and nine months ended September 30, 2011 consisted of a credit of $13,759 and expense of $61,018 respectively for stock options granted to directors.  Stock-based expense included in our net loss for the three months and nine months ended September 30, 2010 was $14,100 and $125,173 respectively.

As of September 30, 2011, there was approximately $289,508 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.5 years.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

The following schedule summarizes combined stock option and warrant information for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

2010	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2010	100,615,177	$0.16
Granted	21,875,000	$0.22
Exchanged	(32,527,776)	$0.17
Exercised	(34,387,903)	$0.17
Expired un-exercised	(18,949,498)	$0.18
Outstanding, December 31, 2010	36,625,000	$0.16

2011
Granted	4,000,000	$0.12
Exercised	--	--
Forfeited	(5,833,333)	$0.21
Outstanding, September 30, 2011	34,791,667	$0.15

The following schedule summarizes combined stock option and warrant information as of September 30, 2011:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.08	12,250,000	3.50	12,250,000	3.50
$0.12	4,000,000	4.50	-	-
$0.13	2,500,000	.25	2,500,000	.25
$0.17	6,875,000	.75	6,875,000	.75
$0.19	2,500,000	9.00	2,500,000	9.00
$0.27	6,666,667	1.00	6,666,667	1.00

Total	34,791,667		30,791,667

The weighted average remaining life of all outstanding warrants and options at September 30, 2011 is 3 years.  As of September 30, 2011, the aggregate net intrinsic value of all options and warrants outstanding is $636,237.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $2,057,623 in patents and patent related costs, which is net of $1,928,171 in accumulated amortization, at September 30, 2011.

Amortization charged to operations for the three and nine months ended September 30, 2011, and 2010 were $65,680 and $197,040 respectively. Estimated amortization expense for the next five years is $262,720 per year.

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

No warrants or options were exercised during the third quarter of 2011.

Series B Preferred Stock

In connection with our Series B Preferred stock, we are required to pay dividends which accrue on a cumulative 10% basis.  Such dividends are payable at the Company’s option in cash or common stock and the dividends will be accrued until paid at the Company’s option or when the shares are redeemed.  As there is no requirement to pay such dividends in the upcoming year and it is not the intention of the Company to do so, the dividends payable are reflected as a long term liability in the accompanying balance sheet.  Dividends have been accrued for the Series B Preferred Stock in the amount of $283,848 as of September 30, 2011 and $189,819 as of December 31, 2010.

In addition, the Company is required to pay a special dividend to the Preferred B shareholders equal to 15% of net revenues for contracts signed after the issuance of the Series B stock.  The maximum cash bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. Dividends in the amount of $21,245 as of September 30, 2011, and $22,760 as of December 31, 2010, are reflected as Dividend Payable – Special in the accompanying balance sheet.

The Company paid $99,164 in dividends related to this requirement in the second quarter of 2010 as a result of revenue contracts signed in 2010. During the second quarter of 2011, the Company converted 1,125,000 Series B Preferred Stock to Common Stock at the request of a Series B holder.  The Company also paid that Series B holder its portion of the accrued special dividend and accrued dividend.  The total paid to this Series B holder was $16,501.

Note G – SUBSEQUENT EVENTS

On October 18, 2011, the Company signed a Letter of Intent with anti-aging, health and wellness company, Doctors Optimal Formula LLC, to create Retinalyze, LLC, an equally owned joint venture, to develop the first SVM-based retinal image analysis for retinal disease assessment and treatment protocols. Designed to assist physicians, the first product “Retinalyze Analytics Software” will use state-of-the-art mathematical algorithms and image-based pattern recognition technology to capture and analyze eye diseases such as age-related macular degeneration (AMD).

On November 8, 2011 announced the appointment of John R. Hadden to the position of Senior Vice President of National and International Business Development.  Mr. Hadden’s compensation, among other things, will include both monthly compensation as well as an equity component. The equity component is composed of one million warrants issuable upon the closing of a merger with or purchase of a CLIA Certified laboratory approved by The Board of Directors. An additional equity award of one million warrants will be issuable when the company’s stock price reaches $0.75 per share.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – CONTINGENCIES

The Company’s balance sheet for the year ended December 31, 2010 reflected an accrued liability of approximately $483,658 for professional services.  The Company disputed this amount with the provider of these services and initiated discussions with the service provider regarding potential settlement of this matter. During the quarter ended June 30, 2011, the Company and the service provider settled this matter and as a result, the Company recorded a decrease in accounts payables of $483,658.

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

We have completed the Abbott clinical trial for Phase 1 and 2 of the urine prostate cancer test validation process. In addition, we have completed all clinical laboratory genomic testing on the clinical trial specimens at MD Anderson Cancer Center. We have fully analyzed the data and are pleased with the results. We have met with and submitted all of our results to Abbott for their independent analysis and are awaiting their comments. If Abbott is satisfied with these results, we expect to receive the $250,000 milestone payment for completion of Phase 1 and 2 and move on to Phase 3 and 4 as described in the FDA Submission Plan.  If  for some reason Abbott chooses not to move forward, we will immediately begin licensing discussions with other international IVD companies, as well as, clinical laboratories in the US, Europe and China.

Quest Diagnostics has completed the urine prostate cancer test clinical trial described in our Licensing and Development Agreement with them. In addition, Quest has completed all clinical laboratory genomic testing on the clinical trial specimens. The clinical trial has now been un-blinded and the patient information has been supplied to Quest.  Quest is now in the process of fully analyzing the data and validating the results.

The Company is continuing to advance the development of the urine based prostate cancer test. The Company is pleased with the data and results completed to date.  In a recent clinical trial, we have demonstrated that that the 4-gene urine test for clinically significant prostate cancer outperformed serum PSA, Digital Rectal Exam (DRE), as well as, published data for PCA3 and TMPRSS-ERG assays for the early detection of prostate cancer.

On August 10, 2011, the Company and Abbott amended the License Agreement dated as of January 30, 2009. Pursuant to the Amendment, the Company has reclaimed exclusive rights to both the urine-based and tissue-based laboratory-developed-tests (“LDT”) for prostate cancer. Abbott agreed to surrender the LDT rights at no cost to the company. This narrow amendment will have no effect on the other terms of theAbbott License Agreement, including Abbott retaining all rights to develop an in vitro diagnostic (“IVD”) urine-based test for prostate cancer and an IVD tissue-based test for prostate cancer.

We believe there exists a significant worldwide market for the clinical laboratory developed LDT version of the urine-based test for prostate cancer (which is also currently also licensed to Quest Diagnostics on a non-exclusive basis) and the clinical laboratory developed LDT version of the tissue-based test for prostate cancer (which is currently also licensed to Clarient/GE Healthcare on a non-exclusive basis). We have started the process of discussing potential licenses for these valuable LDT rights globally.

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

Intellectual Property Activities

In May 2011, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s pending patent application covering the use of SVMs for computer aided image analysis.  The claims of this patent will cover uses of separate SVMs for analysis of different features of interest within a digital image to generate a final analysis of the entire image. While the claims are not limited to a particular image type, applications of the SVM-based image analysis are particularly useful for medical image analysis for diagnostics and treatment.

In June 2011, the Company filed a trademark application in the USPTO for registration of its mark MELAPP for use on the melanoma smart phone app.  The mark was approved for publication in September 2011.  The U.S. trademark registration process should be completed in early 2012.

In July 2011, the USPTO issued a notice indicating the allowability of claims covering the SVM-RFE method in the Company’s patent application that was filed in November 2010 to provoke an interference with Intel’s Patent No. 7,685,077.  The examiner in charge of the examination has confirmed the interfering claims and submitted the application for supervisory certification of the interference.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

In August 2011, USPTO issued Patent No. 8,008,012 covering genes that are underexpressed, (reduced relative to normal) in prostate cancer.  The three genes covered by the patent claims were identified using the Company’s proprietary RFE-SVM algorithm.

Also in August 2011, the European Patent Office published the notice of grant of the Company’s patent No. EP1082646, covering pre-processing and post-processing for enhanced knowledge discovery using SVMs, in the European Patent Bulletin.  The base claims of this patent are directed to pre-processing of data by transforming or adding expert data to the original input data prior to SVM analysis.

In September 2011, the USPTO issued a notice of allowance of the Company’s fourth U.S. patent application covering the SVM-RFE method.  The claims of this application further expand coverage of the SVM-RFE method by using alternative claim language to describe the invention.  The base claims are not limited to a specific data type, but dependent claims include coverage of SVM-RFE for biomarker discovery.

Also in September 2011, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s pending patent application covering SVM-RFE for identifying genes that are useful for diagnosing, prognosing or treating a disease or condition.  Once issued, this will be the Company’s second Canadian patent covering SVM-RFE.

Also in September 2011, efforts were abandoned to obtain Japanese coverage for the Company’s applications covering the use of multiple SVMs for analysis of multiple data sets after final rejection of the claims left a costly appeal as the only recourse.

In October 2011, the Company filed a Request for Reexamination of Intel’s Patent No. 7,685,077.  The Request details errors made by the USPTO during examination of the patent in failing to consider the most relevant prior art and argues that a substantial question of patentability is raised by this prior art.  The Request and its supporting documentation represent the first direct notification to Intel of the Company’s challenge to Intel’s patent.

Also in October 2011, the USPTO issued a notice of allowance of the Company’s patent application covering a method for visualizing feature ranking to facilitate identification of alternative features that can be used.  This method is particularly useful for biomarker discovery to enable selection of alternative but equally effective markers that may be more practically detectable than a gene that was initially identified as one of the best for distinguishing between disease and normal.

The Company continued its efforts in the academic/research institution licensing program during the third quarter of 2011.  Licensing discussions have been initiated with a number of universities and research institutions that have reported the use of SVMs in published reports such as academic journals and conference proceedings.  The program started with admitted usages of the Company’s SVM-RFE method.  Further literature and patent searches have identified more than 30 additional institutions beyond those originally identified, for a total of more than 60, which have used or are using SVM-RFE without authorization.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenue

For the three months ended September 30, 2011, revenue was $32,155 compared with $159,984 for the three months ended September 30, 2010.  Revenue is recognized for licensing and development fees over the period earned. The revenue earned during the third quarter is primarily related to the licensing revenue recognition for agreements with customers which began in previous periods. The reduction in revenue was due to the revenue received from the Quest Development Agreement in 2010 which did not continue in 2011.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended September 30, 2011, and 2010. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Professional and consulting fees were $159,494 for the three months ended September 30, 2011, compared with $149,267 for the same 2010 period.  The increase is due primarily to higher costs associated with professional service fees of patent filing fees.

Legal fees totaled $9,137 during the three months ended September 30, 2011, compared to $174,827 during the same period in 2010.  The decrease was primarily due to the Company resolving legal issues during 2010 and not having similar issues in the current period.

Research and development fees were $10,980 for the three months ended September 30, 2011, and $132,443 for the same period in 2010. This decrease relates primarily to the completion of recent validation studies of the urine-based molecular diagnostic test for prostate cancer.

Compensation expense of $267,676 for the three months ended September 30, 2011 was higher than the $202,500 reported for the comparable 2010 period. The increase is attributed to a credit recorded in 2010 as a result of a government grant received in 2010.

Other general and administrative expense decreased to $169,482 for the three months ended September 30, 2011, compared to $268,392 for the same period in 2010.  This decrease was due primarily to management’s success in reducing costs.

Loss from Operations

The loss from operations for the three months ended September 30, 2011 was $650,294, compared to $833,125 for the three months ended September 30, 2010. This reduction was due to lower costs primarily associated with legal fees and research and development expense. In addition, the reduction is due in part to the Company’s success in controlling costs.

Other Income and Expense

Interest income was $1,439, for the three months ended September 30, 2011, compared to $3,139 in 2010.  Interest income decreased because the Company had less cash on hand to invest throughout the 2011 period.

No interest expense was incurred during the three month periods ended September 30, 2011 and September 30, 2010.

Net Loss

The net loss for the three months ended September 30, 2011, was $648,855 compared to $1,226,765 for the three months ended September 30, 2010.  The decrease in net loss was due in part to the Company’s success in controlling costs and a decrease in settlement charges.

The net loss attributable to common shareholders was $684,198 for the quarterly period ended September 30, 2011, compared to $1,283,528 for the quarterly period ended September 30, 2010.

Net loss per share was $0.003 for quarterly period ended September 30, 2011 and $0.006 for the quarterly period ended September 30, 2010.

HEALTH DISCOVERY CORPORATION

   Management’s Discussion and Analysis, continued

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenue

For the nine months ended September 30, 2011, revenue was $89,172 compared with $367,668 for the nine months ended September 30, 2010.  Revenue is recognized for licensing and development fees over the period earned.  This revenue is primarily related to ongoing development agreements and amortization of deferred revenue related to prior licensing agreements. The reduction in revenue was due to the revenue received from the Quest Development Agreement in 2010 which did not continue in 2011.

Operating and Other Expenses

Amortization expense was $197,040 for both the nine months ended September 30, 2011 and 2010. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $470,408 for the nine months ended September 30, 2011 compared with $478,793 for the same 2010 period.  The decrease is due primarily to lower consulting fees.

Legal fees totaled $115,116 during the nine months ended September 30, 2011 compared to $602,475 during the same period in 2010.  The decrease was primarily due to the Company resolving legal issues during 2010 and not having similar issues in the current period.

Research and development fees were $139,514 for the nine months ended September 30, 2011 and $325,403 for the same period in 2010. This decrease relates primarily to the completion of recent validation studies of the urine-based molecular diagnostic test for prostate cancer.

Compensation expense of $855,537 for the nine months ended September 30, 2011 was lower than the $931,425 reported for the comparable 2010 period. Compensation decreased due to the elimination of personnel and a reduction in the bonus amounts earned by Company executives.

Other general and administrative expenses decreased to $470,413 for nine months ended September 30, 2011 compared to $686,583 for in 2010.  This decrease was due primarily to management’s success in reducing costs.

Loss from Operations

The loss from operations for the nine months ended September 30, 2011 was $2,158,856 compared to $2,854,051 for the previous year. This reduction in loss from operations was due to lower costs primarily associated with legal fees, research and development expense and professional and administrative expense.

Other Income and Expense

Interest income was $5,554 for the nine months ended September 30, 2011 compared to $13,304 in 2010.  Interest income decreased because the Company had less cash on hand to invest throughout the 2011 period.

As previously discussed, the Company negotiated a settlement with a service provider.  As a result, the Company realized an increase in other income and expense (gain on payables restructuring) of $483,658.

There was no interest expense for the nine months ended September 30, 2011 which was slightly less than the $159 recorded for the same period 2010.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net Loss

The net loss for the nine months ended September 30, 2011 was $1,669,644 compared to $5,115,332 for the nine months ended September 30, 2010.  The decreased net loss was due to the decrease in settlement charges and loss from operations.

The net loss attributable to common shareholders was $1,778,659 for the nine months ended September 30, 2011 compared to $5,394,134 in the nine months ended September 30, 2010.

Net loss per share was $0.007 for the nine month period ended September 30, 2011 and $0.026 for the nine month period ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, the Company had $1,522,280 in available cash.  As of the same date, the Company had total current liabilities of $368,107. As a result, we believe we have sufficient resources to meet our current obligations.

Our net loss for the nine months ended September 30, 2011 was $1,669,644.  Our cash used for operating activities for the nine months ended September 30, 2011 was $1,753,051. There was no cash generated by investment activities during the nine months ending September 30, 2011.  In addition there was no cash provided by financing activities during the nine months ending September 30, 2011.  As a result, the Company realized a decrease in cash of $1,773,350 during the nine months of 2011.

The following table summarizes our contractual obligations at September 30, 2011.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$19,250	$19,250	$-
Office Lease	204,160	40,140	164,020
Total	$223,410	$59,390	$164,020

The Company has relied primarily on equity and debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005.  The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been and continues to be in meaningful discussions with a variety of parties, which if successful may result in significant revenue. In addition, the Company has implemented a cash conservation program. However, if the Company is unable to generate sufficient additional revenue, reduce expenditures and/or raise additional equity or debt financing in the first half of 2012, the Company does not believe it will have sufficient cash to support ongoing operations in the later part of 2012.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.   Controls and Procedures

As of the fiscal quarter ended September 30, 2011 (the “Evaluation Date”), we carried out an evaluation  under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

HEALTH DISCOVERY CORPORATION

Item 6.   Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2 filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

10.26	First Amendment to Abbott License Agreement. Filed herewith.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Cash Flows.

*    Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: November 14, 2011	By:	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chairman of the Board, Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer