Form 10-K
period 2011-12-31
HEALTH DISCOVERY CORP
filed 2012-03-30
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-62216

HEALTH DISCOVERY CORPORATION
(Name of Registrant as Specified in its charter)

Georgia	74-3002154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Bryan Street, Suite 1500 Savannah, Georgia	31401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2011 was approximately $23,072,575.

As of March 30, 2012, there were 231,299,810 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, and 17,340,175 shares of Series B Preferred Stock are outstanding.

HEALTH DISCOVERY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

On March 30, 2009, we amended our Articles of Incorporation to provide the rights and preferences of the Series B Preferred Stock, including the right to receive dividends, including special dividends, the right to vote on matters presented to holders of Common Stock, a preference right in the event of liquidation, and the right to convert the Series B Preferred Stock into Common Stock. On November 13, 2009 we further amended and restated our Articles of Incorporation to provide for the rights and preferences of the Series B Preferred Stock.

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by more than 90 patents that have been issued or are currently pending around the world.

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

Subsequent Events – NeoGenomics License

On January 6, 2012, we entered into a Master License Agreement (the “NeoGenomics License”) with NeoGenomics Laboratories, Inc. (“NeoGenomics Laboratories”), a wholly-owned subsidiary of NeoGenomics, Inc. (“NeoGenomics”). Pursuant to the terms of the NeoGenomics License, we granted to NeoGenomics Laboratories and its affiliates an exclusive worldwide license to certain of our patents and know-how to use, develop and sell products in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer. Our pre-existing licenses, including with Quest Diagnostics Incorporated and Smart Personalized Medicine, LLC relating to breast cancer, and with Retinalyze, LLC relating to cancer of the retina, remain in effect. Moreover, we retain all rights to in-vitro diagnostic (IVD) test kit development.

Upon execution of the NeoGenomics License, NeoGenomics Laboratories paid us $1,000,000 in cash and NeoGenomics issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012. In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License. Milestone payments would be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics Laboratories up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics Laboratories, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics Laboratories derives from any sublicensing arrangements it may put in place for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System.

NeoGenomics Laboratories has agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetics Interpretation System”, and a “Flow Cytometry Interpretation System.” If NeoGenomics Laboratories has not generated $5.0 million of net revenue from products, services and sublicensing arrangements within five years, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

Retinalyze Analytics

On February 2012, the Company announced the launch of Retinalyze Analytics, to assist Ophthalmologists and Optometrists with the Detection of Macular Degeneration, at the Heart of America Convention geared for primary eye care practitioners on February 17, 2012. Retinalyze Analytics will initially be used for age-related macular degeneration (“AMD”), a progressive eye disease affecting more than 15 million Americans, with over 200,000 new cases diagnosed each year. AMD is the leading cause of blindness in adults 55 years and older which can result in severe visual loss because it affects the macula portion of the eye, where the sharpest central vision occurs.

Coinciding with the launch, the website www.retinalyze.com was unveiled. This website provides an extensive health care library relating to eye diseases. Additionally, Retinalyze.com will offer a Macular Degeneration Risk Assessment tool that will help evaluate the patient’s risk factors for developing macular degeneration. It will also provide very useful information on how best to prevent, minimize and/or treat their eye disease. Patients will be able to learn more about their eye disease, as well as, Retinalyze Analytics and can also search for Retinalyze Providers in their area.

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

In March 2010, the U.S. Patent and Trademark Office issued Patent No. 7,685,077, which claims SVM-RFE, to Intel Corporation. In November 2010, the Company filed a continuation application intended to provoke an interference proceeding in the USPTO to obtain an affirmation of the Company’s prior and exclusive rights to the RFE-SVM technology. Although the patent examiner has indicated that the claims of the continuation and the Intel patent are indeed interfering, the Company is still awaiting action by the Interference Division of the Patent Office to initiate the proceedings. In November 2011, the Company filed a re-examination request asserting that the Intel patent was invalid over the Company’s prior art. The USPTO granted the Company’s re-examination request in January 2012 based on a finding that there was a substantial new question of patentability. Shortly after granting the request, the USPTO issued an Office Action rejecting all claims of the Intel patent as unpatentable over the prior art. Intel will be given an opportunity to respond to this rejection.

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

 Our Scientific Advisory Board

Our Scientific Advisory Board is comprised of scientists with vast experience in the fields of mathematics and medicine. The members of the Scientific Advisory Board are Kary Mullis, Ph.D., winner of the Nobel Prize for Chemistry for discovering PCR (1993), Vladmir Vapnik, Ph.D., creator of SVMs and winner of the Humboldt Research Award, Isabelle Guyon, Ph.D., co-inventor of the first patent for SVMs, Ramananda K. Madyastha, M.D., Ph.D, recipient of the Raja Ravi Sher Singh of Kalsia Memorial Cancer Research Prize for outstanding contributions in the field of cancer research, and Bernhard Scholköpf, Ph.D., director at the Max Plank Institute for Biological Cybernetics in Tubingen, Germany and an elected member of the Max Plank Society.

Our Scientific Achievements

Our Chief Executive Officer and members of our Scientific Advisory Board are experienced in the design, analysis and application of machine learning technology, having invented many of the concepts and methodologies used to exploit domain knowledge. In addition, through pattern recognition, our Chief Executive Officer and members of our Scientific Advisory Board have identified and patent-protected biomarkers as possible treatment advances for several diseases, including prostate cancer, breast cancer, pancreatic cancer, Benign Prostatic Hyperplasia (BPH), colon cancer, and melanoma. Our Chief Executive Officer is an inventor or co-inventor on over forty patents within the Company’s patent portfolio.

Prostate Cancer

The National Cancer Institute (NCI) estimated that more than 186,000 new cases of prostate cancer would be diagnosed in the U.S. in 2008, with more than 28,660 deaths. There are approximately 50 million PSA tests performed worldwide each year, half of which are performed in the U.S. The PSA test sells in the U.S. national clinical laboratories for approximately $100 per test. In a peer-reviewed paper recently published in the New England Journal of Medicine, the PSA test was shown to be an ineffective prostate cancer screening test, leaving open the opportunity for a better test to replace the PSA test as a screening tool for prostate cancer. The Company’s prostate cancer test was the subject of a peer-reviewed paper published in the August 2009 edition of UroToday International, a respected international urology journal.

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

On January 30, 2009, we entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which, among other things, the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine. We also granted Abbott a worldwide royalty bearing, co-exclusive license (co-exclusive with Quest) for developing and commercializing a laboratory developed urine based molecular diagnostic test (“LDT”) for clinically significant prostate cancer, which could be commercialized in a clinical laboratory and sold directly to physicians for their patients. Because Abbott is primarily in the In-Vitro Diagnostic (IVD) development business, Abbott has chosen to develop, validate and commercialize the IVD version of the 4-gene prostate cancer test and not pursue the Laboratory Developed Test (LDT) development. Abbott paid a one-time initial signing fee of $100,000 and then reimbursed us $100,000 in development costs as required by the license agreement. In addition, with respect to products subject to the license (the “Products”), Abbott will pay milestone payments to us upon achievement of the following events: $250,000 upon completion of Phases 1 and 2 as described in the FDA Submission Plan; $250,000 upon completion of Phases 3 and 4 as described in the FDA Submission Plan; $500,000 upon submission of either a 510(k) or Pre-Market Approval (“PMA”) submission to the FDA; and $500,000 upon the receipt of a written notification by the FDA of the approval of the applicable 510(k) or PMA submission. We will also receive royalty payments of 10% of Abbott’s Net Sales for the Products with medical utility claims for use on prostate biopsy tissue samples, and 5% of Abbott’s Net Sales for the Products with medical utility claims for use on urine samples. In addition to the royalty payments, with respect to the urine based products, Abbott will also pay us certain amounts upon the achievement of certain milestones as follows: after the sale of 50,000 tests in a calendar year, a milestone payment of $200,000; after a sale of 200,000 tests in a calendar year, a milestone payment of $750,000; and after a sale of 500,000 tests in a calendar year, a milestone payment of $1,500,000. ”Net Sales” is equal to Abbott’s gross revenue less 5%, subject to adjustments as described in the license.

We have completed the Abbott clinical trial for Phase 1 and 2 of the urine prostate cancer test validation process. Therefore, the Company believes we are now entitled to receive the corresponding milestone payment.  However, Abbott has not paid the corresponding $250,000 milestone payment. In addition, we have completed all clinical laboratory genomic testing on the clinical trial specimens at MD Anderson Cancer Center. We have fully analyzed the data and are pleased with the results. We met with and submitted all of our results to Abbott for their independent analysis. We are currently awaiting Abbott’s final decision on whether they will continue to proceed with the development of the test. They have asked to see additional study results from other testing sites. The Company is in the process of attempting to gather this information for Abbott. Due to confidentiality issues, there is no certainty that other companies will be willing to share this clinical data with Abbott or that Abbott will continue progressing with the development of the test. If Abbott chooses not to move forward, the Company anticipates that it will commence licensing discussions with other international IVD companies.  These efforts to market to IVD companies were excluded from the NeoGenomics License and are therefore permitted.

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

Quest Diagnostics has now completed the urine prostate cancer test clinical trial described in our Licensing and Development Agreement with them. In addition, Quest has completed all clinical laboratory genomic testing on the clinical trial specimens. The clinical trial has now been un-blinded and the patient information has been supplied to Quest. The Company is pleased with the results which demonstrated that HDC’s 4-gene urine test for clinically significant prostate cancer outperformed both the PSA as well as published data for PCA3 for the early detection of prostate cancer. The Company’s latest discussions with Quest have centered on whether or not Quest wants to enroll additional patients in the clinical trial. Quest has not responded to our repeated requests to move forward on the LDT development of the 4-gene urine test. As a result, the Company has also recently licensed the LDT rights to develop the test to NeoGenomics.

Additionally, preliminary testing has demonstrated that mRNA transcripts from the four genes can be detected in the plasma (blood) of patients with benign prostate hyperplasia (BPH) as well as from patients with prostate cancer. The levels in prostate cancer have been shown to be different from those in benign prostate hyperplasia (BPH). Further validation and a larger scale study are needed to confirm this preliminary observation and to establish correlation with clinical behaviors. This plasma based prostate cancer test has been licensed to NeoGenomics and the development of this new test in in process.

        We continue to progress towards the goal of commercialization of the 4-gene urine-based prostate cancer test at Quest and with Abbott.  If the Company is successful with its efforts with Quest towards completion of the development and validation to the satisfaction of Quest, the 4-gene urine test for prostate cancer can be commercialized as an LDT under the current CLIA regulations. In addition, if the Company is successful with its efforts with Abbott and upon regulatory approval, Abbott could immediately begin commercialization and sale of the individual In-Vitro Diagnostic (IVD) test kits to additional national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.

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

Pursuant to the Quest License, in the event of a termination for cause by Quest prior to the termination of any products, Quest has the right to receive a refund of pro rata portion of the License Fee based on the ratio of the number of months from the date of termination until the eighteenth month anniversary of the agreement to such eighteenth month period. This eighteenth month provision has since passed.

Pursuant to the Quest Development Agreement, we are required to use the support vector machine technology and other intellectual property and expertise licensed to SPM to analyze data for the development and/or validation of applications of clinical laboratory services, In Vitro Diagnostic kits, clinical trial services and the other elements of the “Field”.

In consideration for our efforts under the Quest Development Agreement, Quest agreed to pay us $375,000 in development fees of which $291,662 has been received by HDC, with $83,338 remaining to be paid under the agreement. These amounts are in addition to the $500,000 License Fee previously received as described above. Quest timely paid the first seven development fee monthly installments; however, the final two required installment payments, which were due in October and November 2010, have not been made.

Quest is currently in discussions with SPM regarding its plans for the development of this test and the outstanding payments due under the agreement.  The Company anticipates an update regarding these matters within the next few months.  The Quest License relating to breast cancer is specifically excluded from the NeoGenomics License.

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

        To date, over 55 fresh frozen pancreatic tissues with accompanying blood specimens have now been collected and stored for the genomic analysis.  We plan to perform both gene expression profiling and profiling of micro-RNAs on specimens from pancreatic cancers, cysts and pancreatitis tissues.  SVM based pattern recognition analysis will then be used to identify the features that can discriminate these three tissues.  We will then interrogate the blood specimens to quantitate the gene transcripts (mRNA) and micro-RNAs and establish a gene based test to permit the early detection of pancreatic cancer. The Company has licensed final development rights to the pancreatic cancer test to NeoGenomics.

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

       We have identified and patent protected fifty gene biomarkers representing 5 gene pathways involved with the development of benign prostatic hypertrophic disease (BPH).   All of these protein products of the genes are known to be secreted into the circulation or are highly likely to be secreted proteins from prostatic cells.  This blood protein test may be useful as companion diagnostic for use in clinical trials of new drug treatments. The Company is seeking to license this BPH test to a third party diagnostic or pharmaceutical company.

Colon Cancer

In the United States, colorectal cancer is the third most common cancer in men and women. The National Cancer Institute (NCI) estimates that more than 108,000 new cases of colon and rectal cancer will be diagnosed in the U.S. in 2008, with nearly 50,000 deaths.

HDC has identified and patent-protected colon cancer-specific biomarkers that can be used in the development of diagnostic assays for cancer detection, disease discrimination, and even a potential vaccine.  The aim of this early biomarker discovery project was to define the gene expression patterns associated with colon cancer.  Our RFE-SVM served as an effective tool for sifting through the voluminous data of thousands of measurements to highlight only those genes that optimally contributed to the study focus.  The Company has licensed final development rights to the colon cancer test to NeoGenomics.

Melanoma

In July 2011, we announced the launch of our melanoma/skin cancer mobile phone application which enables customers to take a picture of a mole, lesion or birthmark, send it to HDC, and receive a risk assessment for melanoma and other skin cancer on their mobile phone. This first-ever melanoma/skin cancer mobile phone application using our SVM technology employs sophisticated image analysis techniques using patent protected algorithms for evaluating moles, lesions and birthmarks.  We have selected Apple’s iPhone as our initial mobile platform and focused on tuning image capture and analysis capabilities for skin lesions and moles for that platform. In addition to the images we used to successfully train our melanoma app, we licensed a set of skin lesions including melanomas from Johns Hopkins University known as Dermatlas. We processed all the melanoma images from Dermatlas and a subset of the benign moles using the iPhone app. The results indicate a high sensitivity and specificity. In addition, we have been able to successfully eliminate images that are not skin lesions with a 99% accuracy rate. The Company has initiated discussions with potential U.S. and non-U.S. laboratory partners, dermatologists and marketing partners.  In addition to the potential revenue generated from the app itself, we may generate revenue from skin biopsies being referred by our app for Dermatopathology review with our clinical laboratory partners.

Flow Cytometry, Cytogenetics, and Pap smear Imaging

Management believes that our efforts to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for myelodysplastic syndrome (pre-leukemia) has resulted in a successful proof of concept. The Company is pleased with the development progress to date, and the Company is now capable of completing development, final validation and commercialization of the new diagnostic test for the interpretation of flow cytometry data. This test has been licensed to NeoGenomics for final development.

       The Company is currently developing a software tool for the computer assisted analysis of chromosome abnormalities, referred to as cytogenetic analysis, using pattern recognition combined with image analysis techniques.  Innovative techniques for image processing are being developed to address the challenges in the cytogenetics product, which is to properly accommodate the variability of the chromosome images while retaining sensitivity to recognize subtle abnormalities in the chromosomes. The preprocessing techniques are designed to improve the performance of the subsequent SVM learning system. Performance data from the test will be collected and analyzed to guide the further improvements of the system. The Company has licensed final development rights to the flow cytometry and cytogenetics tests to NeoGenomics. The Company is working with NeoGenomics for development, validation and commercialization of this new image analysis tool for cytogenetic analysis.

We have developed a set of sophisticated image processing operations to isolate the potentially abnormal cells in a high resolution digitized Pap smear image. Features relevant to the recognition problem can be extracted from the segmented cells. A set of fundamental geometrical, statistical, and topological features have been defined. These features can be used to facilitate SVM training, with other high level classification systems.  The data generated to date supports the development a laboratory developed test (LDT) for the interpretation of Pap smear images.  The Company has licensed final development rights to the pap smear imaging test to NeoGenomics.

SVM Capital, LLC

In January 2007, SVM Capital, LLC (“SVM Capital”) was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in commodity and futures trading.   Atlantic Alpha reports that the SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years as well as a limited pilot program of real-time trading activity.  Sine our research settled on the K-1 and K-2 models, the kernel of SVM has remained unchanged.  Also, the basic data utilized in the data base has also remained unchanged in that we only utilize the open, high, low, close and volume of daily data to make predictions.  However, the past year has seen a much expanded development of data base design and normalization.  While the SVM portion of our logic remains the same and the basic data remains the same the presentation of this data to the SVM Kernel has changed substantially.  At long last we are confident that we are presenting the best and most complete data structure and normalization to the SVM kernel and the proforma results have certainly verified this.

In a recent internal study, our technology outperformed the “buy and hold” strategy.  These are proforma results and do not represent live trading. The “buy and hold” strategy performed at approximately 100% for the 12 year study period.   SVM Capital’s K-1 and K-2 outperform the “buy and hold” strategy with K-1 achieving 140% return and K-2 a 150% gain.  These gains are much smoother and do not show periods of large losses as the “buy and hold” strategy.  SVM Capital’s K-5 model shows a return of approximately 175% while SVM Capital’s K-6 model shows a return of approximately 300%.  The K-6 model is a fully redesigned data base and utilized a different normalization constant.  In all these models, the core SVM Kernel is the same and the basic information is the same (open, high, low, close, and volume).  What is different is the data base design and the normalization principle.  The K-6 model presents the SVM Kernel with an 85 dimensional data base which fully reflects what we have learned about data base design and normalization.  K-6 is a testament to what SVM Capital has learned about data base design and its importance to the quality of decision making by the SVM Kernel.  The K-6 model is now fully implemented and began live trading in January of 2012 replacing the K-2 model that was live traded through December of 2011.  Past results do not necessarily reflect future performance.  This information is intended for demonstration purposes only and not an indication of future performance.  In this analysis, no leverage is utilized and all trading costs are fully included.

Employees

On December 31, 2011, we had 5 full time employees.

Website Address

Our corporate website address is www.HealthDiscoveryCorp.com. To view our public filings from the home page, select the “Display SEC Filings” tab followed by “SEC Filings.” This is a direct link to our filings with the Securities and Exchange Commission (“SEC”), including but not limited to our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

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

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of fifty-nine patents which were or have since issued as well as twenty-eight other patent applications that are pending in the U.S. and elsewhere in the world. The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original IP, HDC are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,427,141	Enhancing Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,383,237	Computer-Aided Image Analysis	11/04/2019

U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

U.S. Patent No. 7,542,947	Data Mining Platform for Bioinformatics and Other Knowledge Discovery	08/07/2020

U.S. Patent No. 7,542,959	Feature Selection Using Support Vector Machine Classifier	05/01/2019

U.S. Patent No. 7,617,163	Kernels and Kernel Methods for Spectral Data	11/9/2021

U.S. Patent No. 7,624,074	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent No. 7,676,442	Selection of Features Predictive of Biological Conditions Using Protein Mass Spectrographic Data	08/07/2020

U.S. Patent No. 7,778,193	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,797,257	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 7,805,388	Method for Feature Selection in a Support Vector Machine Using Feature Ranking	08/07/2020

U.S. Patent No. 7,890,445	Model Selection for Cluster Data Analysis	06/08/2024

U.S. Patent No. 7,921,068	Data Mining Platform for Knowledge Discovery from Heterogeneous Data Types and/or Heterogeneous Data Sources	05/20/2022

U.S. Patent No. 7,970,718	Feature Selection and for Evaluating Features Identified as Significant for Classifying Data	08/07/2020

U.S. Patent No. 8,008,012	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent No. 8,095,483	Support Vector Machine-Recursive Feature Elimination (SVM-RFE)	08/07/2020

U.S. Patent No. 8,126,825	Method for Visualizing Feature Ranking of a Subset of Features for Classifying Data Using a Support Vector	05/20/2022

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Canadian Patent No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Patent No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

German Patent No. 69943664.8	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Indian Patent No. 212978	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Australian Patent No. 780050	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Canadian Patent No. 2,371,240	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Chinese Patent No. ZL00808062.3	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Spanish Patent No. ES2254182	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

German Patent No. DE60024452.0-08	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Indian Patent No. 223409	Enhancing Knowledge Discovery for Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Israeli Patent No. 146705	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Norwegian Patent No. 319,838	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

South Korean Patent No. 724104	Enhancing Knowledge Discovery from Data Sets Using Multiple Support Vector Machines	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Patent/Application No.	Title	Expiration Date

Canadian Patent No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

European Patent No.1356421	Computer Aided Image Analysis	01/23/2022

Spanish Patent No.2337556	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Australian Patent No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 4138486	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Patent No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Application No. 10184558.4	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Publication No. 1236173	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

European Application No. 10185728.2	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Application No. 2001-534088	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

U.S. Patent Publication No. 2005/0165556	Colon Cancer-Specific Markers	05/01/2019

U.S. Patent Publication No. 2010/0256988	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent Publication No. 2011/0106735	Recursive Feature Elimination Method Using Support Vector Machines	05/01/2019

U.S. Patent Publication No. 2010/0318482	Kernels for Identifying Patterns in Datasets Containing Noise or Transformation Invariance	05/07/2022

U.S. Patent Publication No. 2010/0205124	Support Vector Machine-Based Method for Analysis of Spectral Data	08/07/2020

European Publication No. 1828917	Biomarkers for Screening, Predicting, and Monitoring Prostate Disease	11/14/2025

Canadian Application No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Application No. 2,435,290	Computer Aided Image Analysis	01/23/2022

U.S. Patent Publication No. 2011/0125683	Identification of Co-Regulation Patterns by Unsupervised Cluster Analysis of Gene Expression Data	05/17/2022

U.S. Patent Publication No. 2010/0256988	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Application No. 13/418,291	Biomarkers for Screening, Predicting, and Monitoring Benign Prostate Hyperplasia	01/24/2022

Patent/Application No.	Title	Expiration Date

U.S. Patent Publication No. 2009/0215024	Biomarkers Upregulated in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0286240	Biomarkers Overexpressed in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0215058	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

European Publication No. 2373816	Methods for Screening, Predicting and Monitoring Prostate Cancer	12/04/2029

U.S. Patent Publication No. 2009/0226915	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0204557	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Australian Application No. 2009212193	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Chinese Application No. 200980110847.2	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

European Application No. 09709037.7	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Indian Application No. 5526/CHENP/2010	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Japanese Application No. 2010-546084	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Patent Publication No. 2012/0008838	System and Method for Remote Melanoma Screening	05/01/2019

WIPO Application No. PCT/US10/61667	System and Method for Remote Melanoma Screening	12/21/2030

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

On January 6, 2012, we entered into the NeoGenomics License pursuant to which we granted to NeoGenomics Laboratories and its affiliates an exclusive worldwide license to certain of our patents and know-how to use, develop and sell products in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer. See “Subsequent Events – NeoGenomics License” above.

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

While we expect to continue to maintain a positive cash balance during 2012, our expenses are expected to exceed our income until we successfully complete transactions resulting in significant revenue. Accordingly, our capital will be decreased to pay these operating expenses. If we ever become profitable, of which there is no assurance that we can, from time to time our operating expenses could exceed our income and thus our capital will be decreased to pay these operating expenses. We cannot assure you that we will ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Management has concluded that our internal control over financial reporting was not effective as of December 31, 2011. Our Chief Executive Officer, who is also serving as our Principal Financial Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We do not own any real property. We lease 664 square feet of office space in Savannah, Georgia, pursuant to a twelve month lease dated November 28, 2011. We currently pay base rent in the amount of $1,217 per month. Our principal executive office is located at 2 East Bryan Street, Suite 1500, Savannah, Georgia 31401, and our telephone number is (912) 443-1987. Our principal executive office is well maintained and suitable for the business conducted in this location.

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

	High	Low
First Quarter 2010	$0.36	$0.18
Second Quarter 2010	$0.21	$0.12
Third Quarter 2010	$0.22	$0.14
Fourth Quarter 2010	$0.20	$0.14

	High	Low
First Quarter 2011	$0.17	$0.09
Second Quarter 2011	$0.15	$0.10
Third Quarter 2011	$0.09	$0.06
Fourth Quarter 2011	$0.13	$0.06

            Holders of Record

As of March 30, 2012, there were approximately 293 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the equity securities of the Company which are authorized for issuance to employees, directors and consultants in consideration for services as of December 31, 2011:

Equity Compensation Plan Information

	A	B	C

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	16,750,000	$.11	-
Total	16,750,000	$.11	-

Sales of Unregistered Securities

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

Effective April 7, 2011, Dr. Albitar and the Company terminated Dr. Albitar’s consultancy agreement with the Company pursuant to which Dr. Albitar was receiving a monthly fee of $10,000, and Dr. Albitar will no longer serve as Chief Medical Officer. In addition, the parties agreed to cancel an option to purchase 1,000,000 shares of common stock granted to Dr. Albitar in August 2010 in connection with his appointment as Chief Medical Officer.

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

       We continue to progress towards the goal of commercialization of the 4-gene urine-based prostate cancer test at Quest and with Abbott.  If the Company is successful with its efforts with Quest towards completion of the development and validation to the satisfaction of Quest, the 4-gene urine test for prostate cancer can be commercialized as an LDT under the current CLIA regulations. In addition, if the Company is successful with its efforts with Abbott and upon regulatory approval, Abbott could immediately begin commercialization and sale of the individual In-Vitro Diagnostic (IVD) test kits to additional national, regional and local clinical laboratories, as well as hospital, academic and physician laboratories around the world.

In addition to the urine-based prostate cancer test, we anticipate developing a plasma based prostate cancer test with NeoGenomics.

Melanoma

In July 2011, we announced the launch of our melanoma/skin cancer mobile phone application which enables customers to take a picture of a mole, lesion or birthmark, send it to HDC, and receive a risk assessment for melanoma and other skin cancer on their mobile phone. This first-ever melanoma/skin cancer mobile phone application using our SVM technology employs sophisticated image analysis techniques using patent protected algorithms for evaluating moles, lesions and birthmarks.  We have selected Apple’s iPhone as our initial mobile platform and focused on tuning image capture and analysis capabilities for skin lesions and moles for that platform. In addition to the images we used to successfully train our melanoma app, we licensed a set of skin lesions including melanomas from Johns Hopkins University known as Dermatlas. We processed all the melanoma images from Dermatlas and a subset of the benign moles using the iPhone app. The results indicate a high sensitivity and specificity. In addition, we have been able to successfully eliminate images that are not skin lesions with a 99% accuracy rate. The Company has initiated discussions with potential U.S. and non-U.S. laboratory partners, dermatologists and marketing partners.  In addition to the potential revenue generated from the app itself, we may generate revenue from skin biopsies being referred by our app for Dermatopathology review with our clinical laboratory partners.

Flow Cytometry, Cytogenetics, and Pap smear Imaging

The Company is working with NeoGenomics for development, validation and commercialization of this new image analysis tool for cytogenetic analysis. We anticipate working with NeoGenomics to develop, validate and commercialize the LDT version of this computer assisted Pap smear interpretation tool.

NeoGenomics

On January 6, 2012, we entered into the NeoGenomics License pursuant to which we granted to NeoGenomics Laboratories and its affiliates an exclusive worldwide license to certain of our patents and know-how to use, develop and sell products in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer. See “Item 1. Business -- Subsequent Events – NeoGenomics License.”

We continue our dialogue with several other important industry players in the healthcare field and, in certain situations, related to the field of molecular diagnostics, including proposed projects with some of the world’s largest pharmaceutical and diagnostic companies, and other prospective partnership opportunities with additional companies and research institutions. We also continue to pursue development opportunities with our existing licensing customers.

Intellectual Property Developments

In January 2011, the European Patent Office published the notice of grant of the Company’s SVM-RFE patent in the European Patent Bulletin. This new European patent was validated in, and is now enforceable in,  Germany, France, Ireland, Switzerland, and the U.K. These countries were selected based on the number of published uses the SVM-RFE method in both academic and commercial applications. In February 2011, the U.S. Patent and Trademark Office issued a new patent to the Company for a method of unsupervised, cluster-based recognition of patterns in characters or words within speech or written text. Prior to issuance of this patent, the Company filed a new continuation application including claims directed to identification of gene co-regulation patterns using unsupervised clustering. Such a method is useful when some of the data is missing labels.  Also in February, the U.S. Patent and Trademark Office issued a notice of allowance for the Company’s patent application with claims directed to an SVM-based method for evaluating features within data that have been identified as significant by another feature selection method. This method is particularly useful in flagging false positives within classification results performed by other methods. The application, which had been filed in September 2010, issued in June 2011.

In March 2011, the Canadian Intellectual Property Office issued a new patent to the Company covering pre-processing and post-processing of data for enhancing knowledge discovered using a support vector machine. The European Patent Office granted the European counterpart of this application the following August. The new European patent was validated in Germany, Ireland, Switzerland, and the U.K., with the validation countries being selected based on widespread use of SVMs. In April 2011, the U.S. Patent and Trademark Office issued a new patent to the Company based on its third continuation application covering a web-based data mining system that utilizes multiple support vector machine models to analyze combinations of biological data of many different types to produce ranked lists of genes or proteins that may be used as biomarkers. The claims of this application were filed to seek expanded coverage of the previously-patented system. Prior to issuance of this new patent, a fourth continuation application was filed with claims covering a method for visualizing feature ranking of a subset of features. This method may be particularly beneficial in identifying alternative genes that could be more easily detected in a laboratory or clinical setting compared to genes that, although they had been highly ranked using SVM-RFE, might be less practical for testing. This application was issued as a patent in February 2012.

In June 2011, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s application covering computer-aided image analysis using SVMs. Counterpart patents have already issued in the U.S. (two patents), Australia, Europe and Japan.

In July 2011, the U.S. Patent and Trademark Office issued a notice of allowance of the application that the Company had filed the preceding November with claims copied from the Intel patent that claimed RFE-SVM. This application was filed to provoke an interference proceeding against the Intel patent in the U.S. Patent and Trademark Office. The allowance was later withdrawn in conjunction with an evaluation of the prospective interference. The Company is now awaiting action by the Interference Division to initiate the interference proceedings.

In August 2011, the U.S. Patent and Trademark Office issued a new patent to the Company covering a group of genes which exhibit reduced expression relative to normal in the presence of prostate cancer. The claimed biomarkers may be of particular value in tests using DNA methylation methods. Prior to issuance of the new patent a continuation application was filed to seek coverage of additional biomarker combinations that were disclosed in the application. Also in August, the Canadian Intellectual Property Office issued a patent covering to the Company covering a method of enhancing knowledge discovered from multiple data sets using multiple support vector machines.

In September 2011, the Canadian Intellectual Property Office issued a notice of allowance of the Company’s second Canadian application covering the SVM-RFE method. Also in September, the U.S. Patent and Trademark Office issued a notice of allowance of the continuation application that had been filed in December 2010 with further expanded claims to the SVM-RFE method. The claims of this application correspond to those granted in the European application that had been granted in January 2011. After issuance of the allowed applications, the Company will hold nine U.S and foreign patents covering SVM-RFE. This new U.S. patent issued in January 2012.

With the issuance of these patents, the Company now holds the exclusive rights to 59 issued and 31 pending U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.

The Company launched its new academic/research institution licensing program in the third quarter of 2011 by sending letters to a test group of universities and research institutions that have reported the use of SVMs in academic journals and conference proceedings. The letters received mixed responses, with some of the contacted institutions being receptive to entering into license negotiations. The Company’s proposed terms include a paid-up license against past and future infringement of the Company’s patented technology for a nominal one-time license administrative fee, plus a reach-through provision with royalties payable on any revenue generated when the results of the SVM usage are licensed for commercialization. To date, more than 50 U.S. institutions have been identified as using SVM-RFE and SVM through review of academic publications, with many of the reported uses relating to biomarker discovery and medical diagnostics.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenue

Since December 31, 2005, the Company has received cash from revenue generating activities totaling $2,018,661, which consists of recorded revenue of $1,186,797 through December 31, 2011 and deferred revenue yet to be recognized of $831,864 at December 31, 2011.

For the year ended December 31, 2011, revenue was $118,954 compared with $396,176 in revenue for the year ended December 31, 2010. Revenue is recognized for licensing and development fees over the period earned, which in most cases is the length of the license. The revenue recognized in 2010 was primarily the recognition of revenue of $291,662 associated with our breast cancer development agreement with Quest, which revenue did not recur in 2011. As of December 31, 2011, the Company had deferred revenue of $831,864, which includes cash received but not yet recognized as revenue. Deferred revenue was $945,898 at December 31, 2010. The decrease is due to the revenue recognition of existing license agreements.

Operating and Other Expenses

Amortization expense, which is the amortization of costs of acquiring or filing of patents over their estimated useful lives, was $262,719 for the twelve months ended December 31, 2011 and 2010.

Professional and consulting fees totaled $629,501 for 2011 compared with $776,122 for 2010. These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees. The reduction was due to lower patent filing and maintenance costs and a reduction in professional services provided to the Company.

Legal fees totaled $221,113 during the period ending December 31, 2011, and were $1,012,500 during the same period 2010. The decrease was primarily due to the Company resolving legal issues during 2010 and not having similar issues in 2011.

Research and development fees were $250,971 during 2011 and $435,249 for the same period in 2010. This decrease relates primarily to the completion of recent validation studies of the urine-based molecular diagnostic test for prostate cancer.

Compensation expense of $1,135,189 for the twelve months ended December 31, 2011 was lower than the $1,763,101 reported for the comparable period of 2010. The decrease is attributed to a reduction in full time employees and lower bonus amounts earned.

Other general and administrative expenses decreased from $929,954 in 2010 to $634,452 in 2011. This decrease principally was due to a reduction in travel costs and management’s success in reducing other costs.

Loss from Operations

The loss from operations for the twelve months ended December 31, 2011 was $3,014,991 compared to a loss from operations of $4,783,469 for the prior year. The reduced loss was due to the decrease in expenses as previously discussed.

Other Income and Expense

Interest income was $6,385 for the twelve months ended December 31, 2011, compared to $15,501 in 2010. Interest income decreased because the Company had less cash on hand to invest throughout the 2011 period.

The Company negotiated a settlement in 2011 with a service provider regarding their fees. As a result, the Company realized an increase in other income and expense (gain on payables restructuring) of $483,658 in 2011. For the period ending December 31, 2010, there were no gains on payable restructuring.

The Company entered into settlement agreements in 2010 with the lead purchaser in the Company’s 2007 Private Placement and with R. Scott Tobin in the amounts of $1,877,647 and $396,779 respectively. As a result, the Company realized a settlement charge of $2,274,426 in 2010. For the period ending December 31, 2011 there were no similar settlement charges.

Net Loss

The net loss for the twelve months ended December 31, 2011 was $2,524,948 compared to a net loss of $7,042,553 for the twelve months ended December 31, 2010. The reduced loss was due to the overall decrease in expenses as previously discussed. Specifically, the decreases in legal fees and settlement costs were primarily responsible for the reduction in net loss in 2011.

Net loss per share attributable to common shareholders was $0.01 and $0.03 for twelve months ended December 31, 2011 and 2010, respectfully.

Liquidity and Capital Resources

At December 31, 2011, the Company had $890,326 in cash and cash equivalents and total current liabilities of $534,707. Additionally, during the first quarter of 2012, we received $1,000,000 in cash as well as 1,360,000 shares of NeoGenomic common stock (the “NeoGenomics Stock”) with a market value of $1,945,000 (based on the closing price of $1.43 per share on January 6, 2012, the closing date of transaction) as part of the NeoGenomics License (see Note J to our Financial Statements in Item 8 below). Although theNeoGenomics Stock will become free of transfer restrictions in July 2012 (assuming NeoGenomics continues to comply with Rule 144 current public information requirements), the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. Nonetheless, as a result of the NeoGenomics transaction, we believe we have sufficient resources to meet all of our current obligations.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$16,000	$16,000	$-
Office Lease	14,604	14,604	$-
Total	$30,604	$30,604	$-

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

Cash Flow from Operating Activities

Cash flow from operating activities was reflective and closely aligned with the net loss within the Statement of Operations.

Cash flow from operating activities included a gain on payable restructuring of $483,658 which is not expected to continue in future periods.

Cash Flow from Financing Activities

During the twelve month period ending December 31, 2011, there were no warrants exercised in relation to the Company’s stock. In 2010, the Company received $5,852,333 from the exercise of warrants to purchase the Company’s common stock. These warrants were primarily related to a 2007 private placement.

The Series B Preferred Stock accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $316,064 as of December 31, 2011 and $189,819 as of December 31, 2010.

During 2011, two Series B holders requested, and the Company complied with the Series B holders’ request to convert 1,437,500 Series B Preferred Stock to Common Stock. The Company also paid the Series B holders who chose to convert, their portion of the accrued special dividend and accrued dividend. The total paid to these Series B holders was $19,729.

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

The Company has relied primarily on equity funding plus debt financing for liquidity. While the Company has produced limited revenue, it must continue to do so in order to generate sufficient cash to continue operations. The Company believes it currently has sufficient cash to support operations until it is able to generate revenue through royalty payments from licensing deals from its significant patent portfolio and development fees for providing services related to those patents.  In addition, the Company has been and continues to be in meaningful discussions with a variety of parties related to the commercialization efforts discussed above, which if successful, may result in significant revenue. Should it prove necessary, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011. Our Chief Executive Officer, who is also serving as our Principal Financial Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors are:
Name	Age	Position
Stephen D. Barnhill, M.D.	53	Chairman and Chief Executive Officer , Principal Financial Officer and Principle Accounting Officer
Joseph McKenzie, D.V.M.	61	Lead Director
Maher Albitar, M.D.	49	Director
Curtis G. Anderson Herbert A. Fritsche, Ph.D. John A. Norris Ramananda Madyastha, M.D., Ph.D.	70 70 64 74	Director Senior Vice President, Chief Science Officer and Director Senior Vice President, Chief Regulatory and Technology Officer Senior Vice President, Research and Development
Hong Zhang, Ph.D.	49	Senior Vice President, Computational Medicine

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

    Maher Albitar, M.D., has been a member of the Board of Directors since April 2011. Dr. Albitar is currently the Chief Medical Officer for NeoGenomics. From 2003 to 2010, Dr. Albitar served as the Medical Director for Hematopathology and Oncology, and Chief of Research and Development, for Quest Diagnostics Nichols Institute. He was responsible for the development of numerous tests and inventions in molecular testing and plasma-based testing. From 1991 through 2003, Dr. Albitar held various faculty positions at The University of Texas MD Anderson Cancer Center where he also served as Director of the Leukemia and Molecular Laboratory in the Division of Laboratory Medicine and Pathology Medicine. He was also a tenured full professor in the Departments of Leukemia and Pathology.

Dr. Albitar attended medical school at Damascus Medical School, completed his Anatomic Pathology and Clinical Pathology Residency at Brown University, and completed a Hematopathology Fellowship as well as a post-doctoral training in Genetics at the Howard Hughes Medical Institute at the University of Pennsylvania. He holds numerous patents and has authored more than 300 peer-reviewed papers, book chapters, and review articles. Dr. Albitar has served on a variety of medical editorial review boards and is a frequent guest speaker at national and international conferences.

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

The following sets forth the biographical information for our executive officers:

Herbert A. Fritsche, Ph.D., was appointed as our Senior Vice President, Chief Science Officer on September 1, 2010. He also serves as a member of our Board of Directors since July 2011. Prior to these positions, Dr. Fritsche was Professor of Laboratory Medicine and Chief of the Clinical Chemistry Section at The University of Texas, M.D. Anderson Cancer Center in Houston, Texas.  During his 42 years at M.D. Anderson Cancer Center, Dr. Fritsche has focused his research activities on the development and validation of cancer diagnostics.  Dr. Fritsche has participated in the validation and FDA clearance process for every commercial serum tumor marker product currently in use in the United States. Dr. Fritsche has served as President of the Clinical Ligand Assay Society (CLAS) and on various committees for both the CLAS and the American Association for Clinical Chemistry (AACC).  He is a fellow of the National Academy of Clinical Biochemistry and was awarded the National Award for Contributions in Education by the AACC; the Outstanding Clinical Chemist Award by the Texas Section, AACC; a Dean’s Excellence Award for the University of Texas Graduate School of Biomedical Science; a Distinguished Scientist Award from the CLAS; and the Johnson and Johnson Award for Outstanding Research and Contributions to Clinical Biochemistry from the National Academy of Clinical Biochemistry. Dr. Fritsche currently serves on the Expert Panel for developing Tumor Marker Practice Guidelines for the American Society of Clinical Oncology, and the Laboratory Practice Guidelines Committee for the National Academy of Clinical Biochemistry.  In addition, he serves on the Editorial Board of six international scientific journals. Dr. Fritsche serves as a consultant/advisor to the National Cancer Institute and for some major international diagnostic companies and biotech start-up companies.  Dr. Fritsche has published over 170 peered reviewed scientific papers, invited articles and book chapters.  Dr. Fritsche holds 3 patents and has 2 other applications on file.  He has lectured extensively for many years at international and national meetings.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to our Chief Executive Officer and Principal Financial Officer. This Code of Ethics is posted on our website at www.healthdiscoverycorp.com. The Code of Ethics is also available without charge upon request directed to Investor Relations, Health Discovery Corporation, 2 East Bryan Street, Suite 1500, Savannah, Georgia 31401. The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last two fiscal years:
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total
Stephen D. Barnhill, M.D. Chief Executive Officer	2011	$300,000	$4,534	$37,203	(1)	$341,737
	2010	$300,000	$184,173	$33,202	(1)	$517,375

Herbert A. Fritsche, Ph.D	2011	$250,000	-	-		$250,000
Senior Vice President, Chief Science Officer	2010	$83,333	-	-		$83,333

John A. Norris	2011	$120,000	$30,000	$1,186	(1)	$151,186
Senior Vice President, Chief Regulatory and Technology Officer	2010	$120,000	-	$22,000	(1)	$142,000

Ramananda Madyastha, M.D., Ph.D	2011	$120,000	-	-		$120,000
Senior Vice President, Research and Development	2010	$120,000	-	-		$120,000

Hong Zhang, Ph.D.	2011	$130,000	-	-		$130,000
Senior Vice President, Computational Medicine	2010	$130,000	-	-		$130,000

(1)	Represents health insurance premiums and reimbursed healthcare costs.

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

Herbert A. Fritsche, Ph.D.

On September 1, 2010, the Company entered into a two-year employment agreement with Herbert A. Fristche, Ph.D. pursuant to which Dr. Fristche will serve as Senior Vice President, Chief Science Officer. Under the employment agreement, the Company pays Dr. Fristche an annual salary of $250,000. Dr. Fristche also is entitled to participate in a mutually acceptable equity and bonus program.

John A. Norris

On September 15, 2009, HDC employed Mr. John A. Norris as Chief Operating Officer. On October 20, 2010, Mr. Norris was appointed Senior Vice President, Chief Regulatory and Technology Officer. Mr. Norris is employed under the original terms of his employment dated September 15, 2009 on a month to month basis.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Stephen Barnhill M.D.	5,000,000	-	$0.08	August 15, 2018
Herbert A. Fritsche, Ph.D.	-	-	-	-
John A. Norris	-	-	-	-
Ramananda Madyastha, M.D., Ph.D.	-	-	-	-
Hong Zhang, Ph.D.	-	-	-	-

(1) All options are fully vested and exercisable.

Director Compensation

Outside directors are paid $1.00 each year. Each outside director was awarded options in 2011 to purchase shares of the Company’s Common Stock as described below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen D. Barnhill, M.D.	$0.00	$0.00	$0.00
Joseph McKenzie, D.V.M. (1)	$1.00	$21,717	$21,718
Maher Albitar, M.D. (2)	$1.00	$32,571	$32,572
Curtis G. Anderson (2)	$1.00	$32,571	$32,572
Herbert A. Fritsche, Ph.D.	$0.00	$0.00	$0.00

(1)
500,000 options granted in 2009 are fully vested as of December 31, 2011. 1,000,000 options granted in 2011, 250,000 were vested as of December 31, 2011. An additional 250,000 options vest in April 2012.

(2)	1,500,000 options granted in 2011, 250,000 were vested as of December 31, 2011. An additional 250,000 options vest in April 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our Common Stock as of March 30, 2012 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and (iv) all of our executive officers and directors as a group. At March 30, 2012, there were 231,299,810 shares of Common Stock outstanding and 17,340,175 shares of Series B Preferred Stock outstanding. At March 30, 2012 there were no shares of Series A Preferred Stock outstanding. Unless otherwise noted, the address of each beneficial owner below is 2 East Bryan Street, Suite 1500, Savannah, Georgia 31401.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Stephen D. Barnhill, M.D., Chairman and Chief Executive Officer	12,940,000	(2)	5.5%
Joseph McKenzie, D.V.M., Lead Director	6,556,225	(3)	2.8%
Maher Albitar, M.D., Director	500,000	(4)	*
Curtis G. Anderson, Director	10,381,985	(4)	4.5%
Herbert A. Fritsche, Ph.D., Senior Vice President, Chief Science Officer, and Director	-		*
William F. Quirk, Jr. 10 Walter Witch Crossing Savannah, Georgia 31411	24,092,460	(5)	10.3%
Prime Mover Capital Partners, L.P. 54 Thompson Street 4th Floor New York, New York 10012	15,569,706	(6)	6.5%
All executive officers and directors as a group (8 persons)	30,378,210	(7)	12.7%

*	Less than 1%
(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of March 30, 2012.

(2)	Includes 5,000,000 currently exercisable options. The shares are held by The Barnhill Group LLC, which is wholly owned by Dr. Barnhill.
(3)	Consists of 1,000,000 currently exercisable options.
(4)	Consist of 500,000 currently exercisable options.
(5)	Includes 3,333,334 currently exercisable warrants.
(6)	Includes 6,875,000 currently exercisable warrants.
(7)	The executive officers that are not listed above currently do not own any shares or options that are exercisable within 60 days of March 30, 2012.

For Equity Compensation Plan Information Table, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 30, 2012, the following directors are independent according to those standards: Dr. McKenzie and Mr. Anderson. Dr. Albitar, Dr. Barnhill, and Dr. Fritsche are not independent according to the New York Stock Exchange independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2011 and 2010.

	2011	2010

Audit Fees	$82,500	$74,615

Audit-Related Fees	$12,385	$23,333

Tax Fees	$8,225	$7,250

Sub-Total	$103,110	$105,198

All Other Fees	$-	$25,895

Total Fees	$103,110	$131,093

Audit Fees. This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2010, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the Securities and Exchange Commission during 2011 and 2010, including out of pocket expenses.

Audit-Related Fees. This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.

Tax Fees. This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2011 and 2010.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.25	Employment Agreement Extension by and between the Company and Stephen D. Barnhill, M.D., effective March 28, 2011. *

10.26	First Amendment to Abbott License Agreement. Registrant incorporates by reference Exhibit 10.26 to Form 10-Q filed on November 14, 2011.

10.27
License Agreement, dated January 6, 2012, between Health Discovery Corporation and NeoGenomics Laboratories, Inc. Registrant incorporates by reference Exhibit 10.27 to Form 8-K filed on January 12, 2012.

21.1	Subsidiaries of the Registrant. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

23.1	Consent of Hancock Askew & Co. LLP. Filed herewith.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.
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

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen D. Barnhill M.D.	Chairman, Chief Executive Officer,	March 30, 2012
Stephen D. Barnhill M.D.	Principal Financial Officer, and Principal Accounting Officer

/s/ Joseph McKenzie, D.V.M.	Lead Director	March 30, 2012
Joseph McKenzie, D.V.M.

	Director	March 30, 2012
Maher Albitar, M.D.

	Director	March 30, 2012
Curtis G. Anderson
/s/ Herbert A. Fritsche, Ph.D.	Senior Vice President, Chief Science Officer, and Director	March 30, 2012
Herbert A. Fritsche, Ph.D.

Hancock Askew & Co LLP
100 Riverview Drive
Savannah, Georgia 31404

Report of Independent Registered Public Accounting Firm

Board of Directors
Health Discovery Corporation
Savannah, Georgia

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2011 and 2010, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the management of Health Discovery Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
March 29, 2012

HEALTH DISCOVERY CORPORATION

Balance Sheets

December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
Assets

Current Assets
Cash	$890,326	$3,295,630
Accounts Receivable	397	334,988
Prepaid Expenses and Other Assets	45,350	172,034

Total Current Assets	936,073	3,802,652

Equipment, Less Accumulated Depreciation of $37,061 and $27,397	17,609	23,475

Other Assets
Deferred Charges	44,764	51,740
Patents, Less Accumulated Amortization of $1,993,851 and $1,731,132	1,991,943	2,254,662

Total Assets	$2,990,389	$6,132,529

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$378,154	$820,126
Accrued Liabilities	21,500	122,152
Dividends Payable - Special	21,018	22,760
Deferred Revenue	114,035	114,035

Total Current Liabilities	534,707	1,079,073

Long Term Liabilities
Deferred Revenue	717,829	831,863
Dividends Payable	316,064	189,819

Total Liabilities	1,568,600	2,100,755

Stockholders’ Equity
Series B Preferred Stock, Convertible, 20,625,000 Shares Authorized
17,340,175 Issued and Outstanding December 31, 2011 18,777,675 Issued and Outstanding December 31, 2010	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
231,299,810 Shares Issued and Outstanding December 31, 2011
229,475,747 Shares Issued and Outstanding December 31, 2010	25,508,691	25,593,728
Accumulated Deficit	(25,576,917)	(23,051,969)

Total Stockholders’ Equity	1,421,789	4,031,774

Total Liabilities and Stockholders’ Equity	$2,990,389	$6,132,529

See accompanying notes to financial statements

HEALTH DISCOVERY CORPORATION

Statement of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenues:
Licensing & Development	$118,954	$396,176

Operating Expenses:
Amortization	262,719	262,719
Professional and Consulting Fees	629,501	776,122
Legal Fees	221,113	1,012,500
Research & Development Fees	250,971	435,249
Compensation	1,135,189	1,763,101
Other General and Administrative Expenses	634,452	929,954
Total Operating Expenses	3,133,945	5,179,645

Loss From Operations	(3,014,991)	(4,783,469)

Other Income (Expense)
Interest Income	6,385	15,501
Gain on Payables Restructuring (Note G)	483,658	-
Settlement Charges	-	(2,274,426)
Interest Expense	-	(159)
Total Other Income (Expense)	490,043	(2,259,084)

Net Loss	(2,524,948)	(7,042,553)

Preferred Stock Dividends	144,231	312,502

Loss Attributable to Common Shareholders	$(2,669,179)	$(7,355,055)

Weighted Average Outstanding Shares	230,268,377	215,644,462
Loss Per Share (basic and diluted)
	$(0.01)	$(0.03)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2011 and 2010

Issued and Outstanding

	Preferred Shares A	Preferred Shares B	Common Shares	Preferred Amount A	Preferred Amount B	Common Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance – January 1, 2010	-	19,402,675	194,462,847	-	$1,490,015	$18,807,239	$(16,009,416)	$4,287,838
Shares issued pursuant upon the exercise of warrants	-	-	34,387,900	-	-	5,852,333	-	5,852,333
Share-based Compensation and Expense	-		-	-	-	1,236,665	-	1,236,665
Series B Preferred Stock Exchanged for Common Stock	-	(625,000)	625,000	-	-	-	-	-
Series B Preferred Stock Dividends	-	-	-	-	-	(302,509)		(302,509)

Net Loss	-		-	-	-	-	(7,042,553)	(7,042,553)
Balance - December 31, 2010	-	18,777,675	229,475,747	-	$1,490,015	$25,593,728	$(23,051,969)	$4,031,774
Shares issued pursuant upon the exercise of options	-	-	386,563	-	-	(82,172)	-	(30,776)
Share-based Compensation and Expense	-		-	-	-	141,366	-	89,970
Series B Preferred Stock Exchanged for Common Stock	-	(1,437,500)	1,437,500	-	-	-	-	-
Series B Preferred Stock Dividends	-	-	-	-	-	(144,231)		(144,231)

Net Loss	-		-	-	-	-	(2,524,948)	(2,524,948)
Balance - December 31, 2011	-	17,340,175	231,299,810	-	$1,490,015	$25,508,691	$(25,576,917)	$1,421,789

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows From Operating Activities
Net Loss	$(2,524,948)	$(7,042,553)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Stock-based Compensation (Note H)	(82,172)	383,605
Services Exchanged for Warrants and Options	141,366	128,248
Gain on Payables Restructing (Note G)	(483,658)	-
Warrants Issued to Shareholders (Note H)	-	724,811
Decrease (Increase) in Deferred Charges	6,975	(41,405)
Depreciation and Amortization	272,384	270,865
Decrease (Increase) in Accounts Receivable	334,591	(221,638)
Decrease in Recoverable Development Costs	96,249	-
(Decrease) Increase in Deferred Revenue	(114,034)	401,963
Decrease (Increase) in Prepaid Expenses and Other Assets	30,436	(157,314)
Increase in Accounts Payable – Trade	41,686	249,288
Decrease in Accrued Liabilities	(100,652)	(91,968)
Net Cash Used by Operating Activities	(2,381,777)	(5,396,098)

Cash Flows (Used by) Provided by Investing Activities:
Redemption of Certificates of Deposit	-	622,358
Purchase of Equipment	(3,798)	(6,953)
Net Cash (Used by) Provided by Investing Activities	(3,798)	615,405

Cash Flows (Used by) Provided by Financing Activities:
Proceeds from the Exercise of Warrants	-	5,852,333
Dividends Paid	(19,729)	(104,922)
Net Cash (Used by) Provided by Financing Activities	(19,729)	5,747,411

Net (Decrease) Increase in Cash	(2,405,304)	966,718

Cash, at Beginning of Period	3,295,630	2,328,912

Cash, at End of Period	$890,326	$3,295,630

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$-	$159

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

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties’ receivable from customers based upon those customers estimated sales of the products or diagnostic tests containing patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis. The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured. As of December 31, 2011 and 2010, all amounts receivable were from a single customer and a Grant from the Department of Health and Human Services. All amounts receivable are considered fully collectable and no allowance for doubtful accounts was recorded.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment or earlier if abandonment appears probable. The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2011, the Company does not believe there has been any impairment of its intangible assets.

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s research and development costs consist of expenses paid to consultants and external laboratories and related primarily to the costs of co-development studies, clinical trials, and projects undertaken in 2011. The R&D costs were $250,971 in 2011 and $435,249 in 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented the calculation of diluted per share amounts would cause an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2011 and 2010 include options and warrants outstanding of 30,291,667 and 36,625,000 at December 31, 2011 and 2010, respectively.

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

The Company received $500,000 in cash in March 2010 in connection with a licensing agreement completed in the first quarter of 2010. Deferred revenue of $500,000 was recorded and will be recognized as income over the estimated remaining term of the underlying patents of approximately 8 years, subject to the terms of the license agreement.

The Company treats the incremental direct cost of revenue arrangements, which consists principally of employee bonuses, as deferred charges. As such incremental direct costs are amortized to expense using the straight-line method over the same term as the revenue arrangement, subject to the terms of the license agreement.

The Company had total unearned revenue of $831,864 as of December 31, 2011. The long term portion of unearned revenue represents the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to fifteen years.

The expected future annual recognition of revenue is as follows:

For the Year Ending December 31,

2012	$114,035
2013	114,035
2014	114,035
2015	114,035
2016	114,035
Thereafter	261,689
Total expected future annual amortization	$831,864

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery.

The cost and accumulated amortization for 2011 and 2010 are as follows:

	2011	2010
Cost of Patents	$3,985,794	$3,985,794
Accumulated Amortization	(1,993,851)	(1,731,132)
Patents, Net of Amortization	$1,991,943	$2,254,662

Amortization charged to operations for each of the years ended December 31, 2011 and 2010 was $262,719. The weighted average remaining amortization period for patents is 8 years. Estimated amortization expense for the next five years is $262,719 per year.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D – INVESTMENTS

            On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique. The Company owns 45% of the membership interest and has significant influence with the operation of the entity but does not have control over the entity. The Company does not have any obligation to fund or provide support to SVM Capital LLC. Accordingly, the investment is accounted for using the equity method of accounting. The Company’s initial investment was $5,000 and the license to use the SVM technology applied to financial markets. The carrying value of this investment was zero as of December 31, 2011 and December 31, 2010.

In August 2008, pursuant to a license agreement, as amended, we contributed a license to Smart Personalized Medicine, LLC (“SPM”) in return for a 20% equity interest. SPM is a company founded by a former director and current senior advisor to attempt to develop a breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. There was no financial activity in this entity in 2009. The only activity for this entity in 2010 was the Quest license and development agreements for which there was an allocation of 50% to each of HDC and the other partner. In March 2010, the Company announced a deal with Quest Diagnostics and SPM to develop breast cancer products.  With respect to SPM revenues received unrelated to the arrangement with Quest Diagnostics, we will receive a per test royalty up to 7.5% based on net proceeds received from the sale of the new breast cancer prognostic test.  This royalty arrangement is addition to distributions the Company is entitled to as a result of our 20% equity interest. The Company does not have any contractual obligation to provide any funds to this venture.  The net value of the investment was zero as of December 31, 2011 and December 31, 2010.

Note E – LICENSE FEES EXPENSE - LUCENT AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”). The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently. The license granted will continue for the entire unexpired term of Lucent’s patents. During both 2011 and 2010, the Company paid $10,000 in royalty fees to Lucent.

Note F – INCOME TAXES

The Company has incurred net losses since inception, and we have determined that it is more likely than not we will be unable to benefit in the future from the accumulated net operating loss. Consequently, we have not recorded any U.S. federal or state income tax expense or benefit. We have no recorded income tax provision or benefit for the fiscal years ending December 31, 2011 or 2010.

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2011 and 2010.

	2011	2010
Deferred tax assets:
Net operating loss carry-forward	$7,358,650	$6,177,101
Deferred revenue	282,834	321,605
Contributions	169	9,001
Depreciation and amortization	3,462	3,740
Warrants and options granted	385,043	673,296

Deferred tax assets	8,030,158	7,184,743
Deferred tax liability	(10,625)	(20,462)
Net deferred tax assets	8,019,533	7,164,281
Less valuation allowance	(8,019,533)	(7,164,281)
Net deferred taxes	-	-

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – INCOME TAXES, continued

As of December 31, 2011, an increase in the valuation allowance of $855,252 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ending December 31, 2011 and 2010 as follows:

	2011	2010
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.0)	(3.0)
Valuation allowance	37.0	37.0
Effective tax rate (benefit)	-	-

            The Company has unused net operating loss carry-forwards of approximately $21.6 million that are available to offset future income taxes payable. The net operating losses will begin to expire in 2020.

Based in its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for all tax years which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2011.

Note G – COMMITMENTS AND CONTINGENCIES

Operating Lease

We do not own any real property. We lease 664 square feet of office space in Savannah, Georgia, pursuant to a twelve month lease dated November 28, 2011. We currently pay base rent in the amount of $1,217 per month. Our principal executive office is located at 2 East Bryan Street, Suite 1500, Savannah, Georgia 31401, and our telephone number is (912) 443-1987. Our principal executive office is well maintained and suitable for the business conducted in this location.

Settlements

The Company’s balance sheet for the year ended December 31, 2010 reflected an accrued liability of approximately $483,658 for professional services. The Company disputed this amount with the provider of these services and initiated discussions with the service provider regarding potential settlement of this matter. During the quarter ended June 30, 2011, the Company and the service provider settled this matter and as a result, the Company recorded a gain on settlement of accounts payables of $483,658.

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS

Information about options and warrants outstanding for 2011 and 2010 is summarized below:

Number of Warrants and Options Issued	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price
Outstanding beginning of year	36,625,000	$0.16	100,615,177	$0.16
Granted	4,000,000	$0.12	21,875,000	$0.22
Exchanged	-	-	(32,527,776)	$0.17
Exercised	(386,563)	$0.08	(34,387,903)	$0.17
Forfeited	(2,500,000)	$0.22	-	-
Expired un-exercised *	(7,446,770)	$0.13	(18,949,498)	$0.18
Outstanding end of the year	30,291,667	$0.16	36,625,000	$0.16
Exercisable December 31	27,041,667	$0.17	34,375,000	$0.15

*See note below regarding Mr. Tobin’s and Mr. Quirk’s Options

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

December 31, 2011

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.08	7,750,000	5.0	7,750,000	5.0
$0.12	4,000,000	4.3	750,000	4.3
$0.13	2,500,000	0.1	2,500,000	0.1
$0.17	6,875,000	0.6	6,875,000	0.6
$0.19	2,500,000	8.8	2,500,000	8.8
$0.30	6,666,667	0.8	6,666,667	0.8
Total	30,291,667		27,041,667

As of December 31, 2011, there was approximately $260,555 of unrecognized cost related to stock option and warrant grants. The cost is to be recognized over the remaining vesting periods that average approximately 2 years. The weighted average remaining life of all outstanding warrants and options at December 31, 2011 is 4.5 years. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of December 31, 2011 was $636,237.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

 Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

In February 2010, Mr. D. Paul Graham was appointed to the Company’s Board of Directors. In connection with this appointment to the Company’s Board of Directors, the Company granted the Mr. Graham an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.26, and expire on February 24, 2015. The fair value of each option granted was $0.205 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.73%, an expected life of 5 years, and volatility of 108.16%. The aggregate computed value of these options was $307,469, and this amount will be charged as an expense over the three year vesting period. In July 2011, Mr. Graham resigned from the board of directors and as a result, the option grant was cancelled.

On May 10, 2010, the Company announced the appointment of Maher Albitar, M.D., to the position of Chief Medical Officer. On August 2, 2010, the company issued Dr. Albitar an option to purchase 1,000,000 shares of common stock. The options vest in four installments of 250,000 options and have a contingent vesting criteria based upon a market condition consisting of the commercialization of four new molecular diagnostic tests. Effective April 7, 2011, Dr. Albitar and the Company terminated Dr. Albitar’s consultancy agreement with the Company pursuant to which Dr. Albitar was receiving a monthly fee of $10,000, and Dr. Albitar will no longer serve as Chief Medical Officer. In addition, the parties agreed to cancel an option to purchase 1,000,000 shares of common stock granted to Dr. Albitar in August 2010 in connection with his appointment as Chief Medical Officer.

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

In November 2011, Mr. Tobin exercised his options per the option agreement dated April 2009 and amended in October 2010. Mr. Tobin utilized 4,113,437 of his option grant to receive 386,563 shares of common stock.

As a part of Mr. Quirk’s Settlement 2010 agreement, the first traunche of his 10,000,000 warrants expired in September 2011. As a result, 3,333,333 warrants expired un-exercised.

Stock-based expense included in the 2011 net loss consisted of $59,194 in compensatory warrants, options and stock for director options and compensation options. Stock-based expense included in the net loss for 2010 consisted of $1,236,665 for the issuance of common stock, warrants and options.

 HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

 Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

The following table reflects stock-based compensation and expense recorded in 2011 and 2010:

	2011	2010
Options and Warrants Issued for Services	$141,366	$128,249

Stock Based Compensation Expense	-	412,353

Warrants Issued for Settlements Expense	-	724,811

Stock Based Compensation Expense Reversal	(82,172)	(28,748)

Net Increase	$59,194	$1,236,665

During the 2010, the Company recognized $724,811 of expense attributed to warrants issued for settlements with Mr. Tobin and the lead investor in the 2007 Private Placement which was Prime Mover Capital Partners, LP. The stock based compensation expense reversal primarily relates to expense reversed for option grants that were cancelled and the expense had been previously recorded based on the estimates.

Note I - STOCKHOLDERS’ EQUITY

During the twelve month period ending December 31, 2011, there were no warrants exercised in relation to the Company’s stock. In 2010, the Company received $5,852,333 from the exercise of warrants to purchase the Company’s common stock. These warrants were primarily related to the 2007 private placement.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I – STOCKHOLDERS’ EQUITY, continued

The Series B Preferred Stock accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $316,064 as of December 31, 2011 and $189,819 as of December 31, 2010.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”). Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but shall not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company. At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock. The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. Dividends in the amount of $21,018 and $22,760 have been accrued for Series B Preferred Stock special dividend as of December 31, 2011 and December 31, 2010, respectfully.

During 2011, two Series B holders requested, and the Company complied with the Series B holders’ request to convert 1,437,500 Series B Preferred Stock to Common Stock. The Company also paid the Series B holders who chose to convert, their portion of the accrued special dividend and accrued dividend. The total paid to these Series B holders was $19,729.

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

Note J – SUBSEQUENT EVENTS

On January 6, 2012, Health Discovery Corporation (“HDC”), and NeoGenomics Laboratories, Inc. (“NeoGenomics Laboratories”), a wholly-owned subsidiary of NeoGenomics, Inc. (“NeoGenomics”), entered into a Master License Agreement (the “License Agreement”). Pursuant to the terms of the License Agreement, HDC granted to NeoGenomics Laboratories and its affiliates an exclusive worldwide license to HDC’s “Licensed Patents” and “Licensed Know-How” (as defined in the License Agreement) to, among other things, use, develop, make, have made, sell, offer to sell, modify, and commercially exploit “Licensed Uses” (as defined in the License Agreement”) and “Licensed Products” (as defined in the License Agreement), in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs (as defined in the “License Agreement”) or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer (collectively with certain other qualifications as defined in the License Agreement, the “Field” or “Field of Use”).

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – SUBSEQUENT EVENTS, continued

HDC’s pre-existing licenses, including with Quest Diagnostics Incorporated and Smart Personalized Medicine, LLC relating to breast cancer, and commitments regarding the Letter of Intent to form a joint venture, Retinalyze, LLC relating to cancer of the retina, remain in effect. Moreover, HDC retains all rights to in-vitro diagnostic (IVD) test kit development.

Upon execution of the License Agreement, NeoGenomics Laboratories paid HDC $1,000,000 in cash and NeoGenomics issued to HDC 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012. In addition, the License Agreement provides for milestone payments to HDC, in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the License Agreement. Milestone payments would be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics Laboratories up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics Laboratories, HDC will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on Net Revenue (as defined in the License Agreement) generated from all Licensed Uses except for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of Net Revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics Laboratories derives from any sublicensing arrangements it may put in place for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System.

NeoGenomics Laboratories has agreed to use its best efforts to commercialize certain products within one year of the date of the License Agreement, subject to two one-year extensions per product if needed, including (and as defined in the License Agreement), a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetics Interpretation System”, and a “Flow Cytometry Interpretation System” (collectively, the “Initial Licensed Products”).

If NeoGenomics Laboratories has not generated $5.0 million of net revenue from products, services and sublicensing arrangements pursuant to the License Agreement within five years of the effective date of the License Agreement, HDC may, at its option, revoke the exclusivity with respect to any one or more of the Initial Licensed Products, subject to certain conditions.

Unless sooner terminated pursuant to its terms, the License Agreement will remain in effect until the expiration of the last of the patents licensed under the License Agreement and the license for certain products related to a specific patent will extend for an additional one year after the expiration of such patent.

The effectiveness of the License Agreement is contingent upon the execution of an employment or other agreement between NeoGenomics Laboratories and Maher Albitar, M.D. and consulting agreements between NeoGenomics Laboratories and each of Dr. Stephen Barnhill, Dr. Herbert Fritsche, Dr. Isabelle Guyon, and Dr. Hong Zhang.

The Company announced the launch of Retinalyze Analytics, to assist Ophthalmologists and Optometrists with the Detection of Macular Degeneration, at the Heart of America Convention geared for primary eye care practitioners.

Retinalyze Analytics will initially be used for age-related macular degeneration (“AMD”), a progressive eye disease affecting more than 15 million Americans, with over 200,000 new cases diagnosed each year. AMD is the leading cause of blindness in adults 55 years and older which can result in severe visual loss because it affects the macula portion of the eye, where the sharpest central vision occurs.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – SUBSEQUENT EVENTS, continued

Coinciding with the launch, the website www.retinalyze.com was unveiled. This website provides an extensive health care library relating to eye diseases. Additionally, Retinalyze.com will offer a Macular Degeneration Risk Assessment tool that will help evaluate the patient’s risk factors for developing macular degeneration. It will also provide very useful information on how best to prevent, minimize and/or treat their eye disease. Patients will be able to learn more about their eye disease, as well as, Retinalyze Analytics and can also search for Retinalyze Providers in their area.

In February 2012, the Company announced the release of MelApp, the first SVM-based image analysis mobile app for melanoma risk assessment, for Android™ devices. As a result, health-conscious consumers can easily learn about melanoma and identify areas on their skin which may need attention from a specialist, anytime, anywhere with their iPhone, iPod Touch and iPad, as well as Android smartphone.

First launched July 2011 for iPhone, MelApp uses highly sophisticated patent protected mathematical algorithms and image based pattern recognition technology to analyze an uploaded image. The app was validated using an image database licensed from Johns Hopkins University Medical Center and uses a device’s camera feature to deliver a risk analysis of user’s photographed skin lesions within seconds. In addition, MelApp can use the smartphone’s GPS to refer users to physicians specializing in the diagnosis and treatment of melanoma for proper medical diagnosis and treatment.

The launch of MelApp for Android allows the Company to extend the availability of this easy to use, inexpensive and potentially life-saving app to the more than 46 percent of the smart phone market that use Android devices, according to Nielsen.

On March 23, 2012, John Hadden resigned from his appointment as Senior Vice President with the Company to pursue other opportunities. Mr. Hadden’s decision to discontinue his relationship with the Company was not the result of any disagreements with the Company over operations, policies or practices.

Note K – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.