Form 10-Q
period 2012-03-31
HEALTH DISCOVERY CORP
filed 2012-05-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

V6-R

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from _____________ to _____________

Commission file number 333-62216

HEALTH DISCOVERY CORPORATION (Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	74-3002154 (IRS Employer Identification No.)

2 East Bryan Street Suite 1500 Savannah, Georgia 31401
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
Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 15, 2012

Common Stock, no par value	231,299,810

Series A Preferred Stock	0

Series B Preferred Stock	17,340,175

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

Assets

	March 31,	December 31,
	2012	2011
Current Assets
Cash	$725,820	$890,326
Accounts Receivable	-	397
Investment in Available For Sale Securities (Note G)	2,298,400	-
Prepaid Expenses and Other Assets	26,600	45,350

Total Current Assets	3,050,820	936,073

Equipment, Less Accumulated Depreciation of $39,555 and $37,061	18,994	17,609

Other Assets
Deferred Charges	297,341	44,764
Patents, Less Accumulated Amortization of $2,059,531 and $1,993,851	1,926,263	1,991,943

Total Assets	$5,293,418	$2,990,389

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$243,474	$378,154
Accrued Liabilities	20,750	21,500
Dividends Payable - Special	370,899	21,018
Deferred Revenue	1,095,635	114,035

Total Current Liabilities	1,730,758	534,707

Long Term Liabilities
Deferred Revenue	2,407,121	717,829
Dividends Payable	351,029	316,064

Total Liabilities	4,488,908	1,568,600

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 17,340,175 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
231,299,810 Shares Issued and Outstanding March 31, 2012
231,299,810 Shares Issued and Outstanding December 31, 2011	25,152,797	25,508,691
Accumulated Deficit	(25,838,302)	(25,576,917)

Total Stockholders’ Equity	804,510	1,421,789

Total Liabilities and Stockholders’ Equity	$5,293,418	$2,990,389

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Revenues:
Licensing & Development	$285,629	$28,509

Operating Expenses:
Amortization	65,680	65,680
Professional and Consulting Fees	218,758	197,652
Legal Fees	31,173	72,438
Research & Development Fees	35,930	30,410
Compensation	290,818	326,307
Other General and Administrative Expenses	259,036	149,768
Total Operating Expenses	901,395	842,255

Loss From Operations	(615,766)	(813,746)

Other Income (Expense)
Unrealized Gain on Available for Sale Securities (Note G)	353,600	-
Interest Income	781	2,081
Total Other Income (Expense)	354,381	2,081

Net Loss	(261,385)	(811,665)

Preferred Stock Dividends	384,847	37,041

Loss Attributable to Common Shareholders	$(646,232)	$(848,706)

Weighted Average Outstanding Shares	231,299,810	229,475,747

Loss Per Share (basic and diluted)	$(0.003)	$(0.004)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Cash Flows From Operating Activities
Net Loss	$(261,385)	$(811,665)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Stock-based Compensation	28,951	28,881
Unrealized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(353,600)	-
(Increase) Decrease in Deferred Charges	(252,577)	1,744
Depreciation and Amortization	68,174	67,886
Decrease in Accounts Receivable	397	334,988
Decrease in Recoverable Development Costs	-	96,249
Increase (Decrease) in Deferred Revenue	726,092	(28,509)
Decrease in Prepaid Expenses and Other Assets	18,750	20,949
Decrease in Accounts Payable – Trade	(134,680)	(91,518)
Decrease in Accrued Liabilities	(750)	(83,727)
Net Cash Used for Operating Activities	(160,628)	(464,722)

Cash Flows From Investing Activities:
Purchase of Equipment	(3,878)	-
Net Cash Used for Investing Activities	(3,878)	-

Net Decrease in Cash	(164,506)	(464,722)

Cash, at Beginning of Period	890,326	3,295,630

Cash, at End of Period	$725,820	$2,830,908
Supplemental Cash Flow Information Non-cash Transactions: Acquisition Fair Value of Available for Sale Securities Recorded as an Investment and as Deferred Revenue	$1,944,800	-
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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by United States issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in the future to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in the near future regarding the mandatory adoption of IFRS. Management is currently assessing the impact that this potential change would have on our consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $3,502,756 as of March 31, 2012.  Unearned revenue of $1,095,635 is recorded as current and $2,407,121 is classified as long-term.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months ended March 31, 2012, consisted of $28,951 for stock options granted to directors.  Stock-based expense included in our net loss for the three months ended March 31, 2011 was $28,881.

As of March 31, 2012, there was $231,602 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2 years.

The following schedule summarizes combined stock option and warrant information for the three months ended March 31, 2012 and the twelve months ended December 31, 2011:

2011	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2011	36,625,000	$0.16
Granted	4,000,000	$0.12
Exchanged	-	-
Exercised	(386,563)	$0.08
Forfeited	(2,500,000)	$0.22
Expired un-exercised	(7,446,770)	$0.13
Outstanding, December 31, 2011	30,291,667	$0.16

2012
Granted	--	--
Exercised	--	--
Expired un-exercised	(5,833,333)	$0.20
Outstanding, March 31, 2012	24,458,334	$0.15

The following schedule summarizes combined stock option and warrant information as of March 31, 2012:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$ 0.08	7,750,000	3.0	7,750,000	3.0
$ 0.12	4,000,000	4.0	750,000	4.0
$ 0.17	6,875,000	0.5	6,875,000	0.5
$ 0.19	2,500,000	9.0	2,500,000	9.0
$ 0.30	3,333,334	0.5	3,333,334	0.5

Total	24,458,334		21,208,334

The weighted average remaining life of all outstanding warrants and options at March 31, 2012 is 2 years.  As of March 31, 2012, the aggregate net intrinsic value of all options and warrants outstanding is $636,237.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,926,263 in patents and patent related costs, net of $2,059,531 in accumulated amortization, at March 31, 2012.

Amortization charged to operations for the three months ended March 31, 2012, and 2011 were $65,680 in both years. Estimated amortization expense for the next five years is $262,720 per year.

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $316,064 as of December 31, 2011 and $351,029 as of March 31, 2012.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but shall not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. Dividends in the amount of $370,899 and $21,018 have been accrued for Series B Preferred Stock special dividend as of March 31, 2012 and December 31, 2011, respectfully.

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

Note G – INVESTMENT IN AVAILABLE FOR SALE SECURITIES

The Company has elected the fair value option in accordance with ASC 825, Financial Instruments, as it relates to its 1,360,000 shares held in NeoGenomics’ common stock that was acquired resulting from the NeoGenomics Master License Agreement executed on January 6, 2012. Management made the election for the fair value option related to this investment because it believes the fair value option for the NeoGenomics common stock provides a better measurement from which to compare financial statements from reporting period to reporting period. No other financial assets or liabilities are fair valued using the fair value option.

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets as of March 31, 2012 under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from the acquisition date to March 31, 2012 is $353,600 and is classified as other income under the caption Unrealized Gain on Available for Sale Securities for the three months ended March 31, 2012 in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The March 31, 2012 fair value of the investment of $2,298,400 is based on the closing stock price of the NeoGenomics common stock at the end of the reporting period.

Note H – SUBSEQUENT EVENTS

In April 2012, the Company entered into several transactions relating to is joint venture, Retinalyze, LLC (“Retinalyze”) which is a 50/50 joint venture between Health Discovery Corporation and Doctors Optimal Formula.

On April 17, 2012 Retinalyze granted to the National EYEPA Coalition (“EYEPA”) the  exclusive right to use technologies developed by Retinalyze for optometrists  provided that EYEPA use best efforts to meet performance goals. The National EYEPA Coalition intends to begin immediately utilizing the technology. Per the agreement, the National EYEPA, must submit 110,000 scans per month at $9.95 per scan by January 15, 2013 in order to maintain their exclusivity.

In April 2012,  Retinalyze also signed agreements with several large multi-physician Ophthalmology groups in Florida to begin using the Retinalytics SVM analysis technology to assist physicians in the diagnosis of macular degeneration. These new ophthalmology physician agreements are in addition to the recently signed exclusive agreement with the 5,500 member National EYEPA Coalition which is exclusive to optometrists.

As of May 2012, Retinalize, LLC began realizing revenue.

In May 2012 Retinalize, LLC was nearing completion of development and validation of the second product using fundoscopic images of retinal vessels to assist our optometrist and ophthalmologist customers in the detection of Alzheimer’s Disease. We expect a 2nd Quarter 2012 launch of this Alzheimer’s disease detection product. This product is expected to generate revenue at or near the same price per test as our first product for macular degeneration.

Note I – COMMITMENTS

From time to time, the Company is subject to various claims primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Operational Activities

NeoGenomics

On January 6, 2012, we entered into a Master License Agreement (the “NeoGenomics License”) with  NeoGenomics Laboratories, Inc. (“NeoGenomics Laboratories”), a wholly-owned subsidiary of NeoGenomics, Inc. (“NeoGenomics”).  Pursuant to the terms of the NeoGenomics License, we granted to NeoGenomics Laboratories and its affiliates an exclusive worldwide license to certain of our patents and know-how to use, develop and sell products in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer. Our pre-existing licenses, including with Quest Diagnostics Incorporated and Smart Personalized Medicine, LLC relating to breast cancer, and with Retinalyze, LLC relating to cancer of the retina, remain in effect. Moreover, we retain all rights to in-vitro diagnostic (IVD) test kit development with medical instrument manufacturers such as our license with Abbott Molecular.

Upon execution of the NeoGenomics License, NeoGenomics Laboratories paid us $1,000,000 in cash and  NeoGenomics issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012.  In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License.  Milestone payments would be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics Laboratories up to a total of $5,000,000 in potential milestone payments to the Company. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics Laboratories, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics Laboratories derives from any sublicensing arrangements it may put in place for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System.

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

Simultaneously with the signing of the NeoGenomics Master License Agreement, Dr. Maher Albitar, former Chief Medical Officer of Heath Discovery Corporation, accepted the position as Chief Medical Officer and Director of Research and Development of NeoGenomics and was placed in charge of completing development, validation and commercialization of the Company’s product pipeline licensed to NeoGenomics

 HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Retinalyze

On February 17, 2012, the Company announced the launch of Retinalyze, LLC (“Retinalyze”), to assist Ophthalmologists and Optometrists with the Detection of Macular Degeneration, at the Heart of America Convention geared for primary eye care practitioners. Retinalyze will initially focus on age-related macular degeneration (“AMD”), a progressive eye disease affecting more than 15 million Americans, with over 200,000 new cases diagnosed each year. AMD is the leading cause of blindness in adults 55 years and older which can result in severe visual loss because it affects the macula portion of the eye, where the sharpest central vision occurs.

Coinciding with the launch, the website www.retinalyze.com was unveiled. This website provides an extensive health care library relating to eye diseases. Additionally, Retinalyze.com will offer a Macular Degeneration Risk Assessment tool that will help evaluate the patient’s risk factors for developing macular degeneration. It will also provide very useful information on how best to prevent, minimize and/or treat their eye disease. Patients will be able to learn more about their eye disease, as well as, Retinalyze and can also search for Retinalyze providers in their area.

On April 17, 2012 Retinalyze granted to the National EYEPA Coalition (“EYEPA”) the exclusive right to use technologies developed by Retinalyze for optometrists provided that EYEPA use best efforts to meet performance goals. The National EYEPA Coalition intends to begin immediately utilizing the technology. Per the agreement, the National EYEPA, must submit 110,000 scans per month at $9.95 per scan by January 15, 2013 in order to maintain their exclusivity.

In April 2012, Retinalyze also signed agreements with several large multi-physician Ophthalmology groups in Florida to begin using the Retinalytics SVM analysis technology to assist physicians in the diagnosis of macular degeneration. These new ophthalmology physician agreements are in addition to the recently signed exclusive agreement with the 5,500 member National EYEPA Coalition which is exclusive to optometrists.

As of May 2012, Retinalize, LLC began realizing revenue.

In May 2012 Retinalize, LLC was nearing completion of development and validation of the second product using fundoscopic images of retinal vessels to assist our optometrist and ophthalmologist customers in the detection of Alzheimer’s Disease. We expect a 2nd Quarter 2012 launch of this Alzheimer’s disease detection product. This product is expected to generate revenue at or near the same price per test as our first product for macular degeneration.

Licensing and Commercialization Developments

 In addition to the urine-based prostate cancer test, we anticipate developing a blood plasma based prostate cancer test with NeoGenomics. NeoGenomics has started this development process having approved the Clinical Research Organization (CRO) to begin collecting patient samples for clinical testing.

MelApp

In July 2011, we announced the launch of our melanoma/skin cancer mobile phone application which enables customers to take a picture of a mole, lesion or birthmark, send it to HDC, and receive a risk assessment for melanoma and other skin cancer on their mobile phone.  This first-ever melanoma/skin cancer mobile phone application using our SVM technology employs sophisticated image analysis techniques using patent protected algorithms for evaluating moles, lesions and birthmarks.   We selected Apple’s iPhone as our initial mobile platform and focused on tuning image capture and analysis capabilities for skin lesions and moles for that platform.  In addition to the images we used to successfully train our melanoma app, we licensed a set of skin lesions including melanomas from Johns Hopkins University known as Dermatlas. We processed all the melanoma images from Dermatlas and a subset of the benign moles using the iPhone app. The results indicate a high sensitivity and specificity. In addition, we have been able to successfully eliminate images that are not skin lesions with a 99% accuracy rate. The Company has initiated discussions with potential U.S. and non-U.S. laboratory partners, dermatologists and marketing partners.   In addition to the potential revenue generated from the app itself, we may generate revenue from skin biopsies being referred by our app for Dermatopathology review with our clinical laboratory partners. In addition, we expect to generate revenue from referrals to subscribing member physicians for patient referrals from MelApp. In February 2012, we began to market the MelApp for the Android operating system.  Through the period ending March 31, 2012, the app has been downloaded approximately 30,000 times worldwide. MelApp has received national attention via publication in two prominent magazines. Named one of the “Top 10 Apps That Could Save Your Life” in the January 22, 2012 issue of Parade Magazine, as well as being featured in Men’s Health Magazine in May 2012.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Cytogenetic Analysis

Cytogenetic analysis is the science of studying chromosomes.  Microscopic evaluation of individual chromosomes remains the first step in the evaluation of the human genome.  Cytogenetic analysis is performed on almost all patients with hematopoietic diseases (blood cancers such as leukemia and lymphoma) and on a significant number of patients with solid tumors. The collected data is useful for diagnosis, prognosis and monitoring of diseases.  Currently most of the analysis is performed manually by trained technicians.  The work is labor-intensive and subjective. Computer automation of this work could significantly reduce cost and improve quality.

The Company is working with NeoGenomics on development, validation and commercialization of this new image analysis tool for cytogenetic analysis. We are working with NeoGenomics to develop, validate and commercialize the LDT version of this computer assisted cytogenetics interpretation tool.  We anticipate NeoGenomics will begin using this co-developed system in the second or third quarter of this year for their internal use.

Flow Cytometry Analysis

In flow cytometry analysis, tens of thousands of cells are analyzed for the specific proteins on their surface.  Flow cytometry is used for almost all patients with hematopoietic cancers such as leukemia or lymphoma.  The complexity of analyzing such large volume of data requires special skills in interpretation.  Automation in the analysis and in deciphering the relevance of the huge amount of data can help in more accurate diagnosis, better utilization of this data, and more reproducible results.   Flow cytometry data can be used not only for diagnosis, but also for determining prognosis, and monitoring patient response.

The Company is working with NeoGenomics on development, validation and commercialization of this new image analysis tool for flow cytometry analysis. We are working with NeoGenomics to develop, validate and commercialize the LDT version of this computer assisted flow cytometry analysis tool. We hope NeoGenomics will begin using this co-developed system in the fourth quarter of this year for their internal use.

SVM Capital, LLC

In January 2007, SVM Capital, LLC (“SVM Capital”) was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in commodity and futures trading.   Atlantic Alpha reports that the SVM technology is now working well with dynamic time series for S&P data accumulated over the past fifty-eight years as well as a limited pilot program of real-time trading activity.  Since our research settled on the K-1 and K-2 models, the kernel of SVM has remained unchanged.  Also, the basic data utilized in the data base has also remained unchanged in that we only utilize the open, high, low, close and volume of daily data to make predictions.  However, the past year has seen a much expanded development of data base design and normalization.  While the SVM portion of our logic remains the same and the basic data remains the same the presentation of this data to the SVM Kernel has changed substantially.  We believe that we are now presenting the best and most complete data structure and normalization to the SVM kernel and the proforma results have confirmed our belief.

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

Please refer to our Annual Report on Form 10-K filed on March 31, 2012 for further information regarding updates with our business.

Intellectual Property Activities

In January 2012, the U.S. Patent and Trademark Office issued a new patent to the Company with further expanded claims to the SVM-RFE method.  This is the fourth U.S. patent owned by the Company covering SVM-RFE.  The claims of this application correspond to those granted in the European application that had been granted in January 2011.

In February 2012, the U.S. Patent and Trademark Office issued a new patent to the Company for its method for visualizing feature ranking to facilitate identification of alternative features that can be used for separating classes.  This method is particularly useful for biomarker discovery, providing a tool for selection of alternative equally effective markers that may be more practical to detect compared to a gene that may have been initially identified as one of the best for distinguishing between disease and normal.  To illustrate, a gene that can be readily detected in blood would be more technically and economically desirable for diagnostic screening than would a gene that is only expressed in a tissue sample obtainable through biopsy.

Also in February, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a method for recognizing and eliminating noise within data to facilitate more accurate classification of the data.  The claimed method is effective for separating noise from true data in cases where the measurement process is subject to instrument noise, temperature drift and signal drift.

In March 2012, the Company abandoned efforts to obtain a patent claiming genes useful as biomarkers for screening for BPH (benign prostate hyperplasia) after repeated rejection of the claims due to the patent examiner’s opinion that some of the genes had been used to screen for other, unrelated diseases.  Prior to abandonment of the application, the Company filed a new continuation application directed to a method for screening for BPH using the same genes as were claimed in the parent application.

 HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

In May 2012, the Canadian Intellectual Property Office issued the Company’s Canadian patent covering the use of SVMs for computer-aided image analysis. Counterpart patents have already issued in the U.S. (two patents), Australia, Europe and Japan.

With the issuance of the latest patents, the Company now holds the exclusive rights to 60 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  The Company also has 27 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.

Intel Update

In January 2012, the US Patent and Trademark Office granted the Company’s request for re-examination of Intel’s U.S. Patent No. 7,685,077, which issued in 2010 with claims covering SVM-RFE.  Shortly after granting the request, the USPTO issued an Office Action rejecting all claims of the Intel patent as unpatentable over the Company’s prior art.  In March 2012, Intel filed a response to the rejections.  The USPTO had not taken action on the response as of May 2012.

After confirming in 4Q 2011 that the Intel patent interfered with the claims of the Company’s continuation application, filed in December 2010 to provoke an interference, the US Patent and Trademark Office has yet to initiate interference proceedings.  The Company continues to pursue avenues to expedite the proceedings and is hopeful that the USPTO will initiate proceedings within the next month.

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

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenue

For the three months ended March 31, 2012, revenue was $285,629 compared with $28,509 for the three months ended March 31, 2011.  The revenue earned during the first quarter of 2012 is primarily related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended March 31, 2012 and 2011. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $218,758 for the three months ended March 31, 2012, compared with $197,652 for the same 2011 period.  The increase is due primarily to higher costs associated with professional service fees of accounting services and patent filing fees.

 HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Legal fees totaled $31,173 during the three months ended March 31, 2012 and were $72,438 during the same period in 2011.  The decrease was primarily due to the Company resolving legal issues during 2011 and not having similar issues in the current period.

Research and development expense was $35,930 for the three months ended March 31, 2012, and $30,410 for the same period in 2011. This increase relates primarily to the efforts related to the work completed under the NeoGenomics License.

Compensation expense of $290,818 for the three months ended March 31, 2012 was lower than the $326,307 reported for the comparable 2011 period. The decrease is attributed to a reduction in full time employees.

Other general and administrative expense increased to $259,036 for the three months ended March 31, 2012, compared to $149,768, for the same period in 2011.  This increase was due to expenses paid in connection with the NeoGenomics transaction and increased investor relations charges, partially offset by reduced travel expense

Loss from Operations

The loss from operations for the three months ended March 31, 2012 was $615,766, compared to $813,746 for the three months ended March 31, 2011. This reduction was due to increased revenue recognized for the NeoGenomics License as well as lower costs primarily associated with legal expenditures.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ending March 31, 2012, the NeoGenomics stock fair value increased by $353,600, which is recorded as other income in the statements of operations.  During the same period in 2011, the Company did not own any NeoGenomics stock.

Interest income was $781 for the three months ended March 31, 2012, compared to $2,081 in 2011.  Interest income decreased because the Company had less cash on hand to invest throughout the 2012 period.

Net Loss

The net loss for the three months ended March 31, 2012, was $261,385, compared to $811,665 for the three months ended March 31, 2011.  The decrease in net loss was due to an increase in the fair value of NeoGenomics stock, as previously described along with an increase in reported revenue.

The net loss attributable to common shareholders was $646,232 for the quarterly period ended March 31, 2012, compared to $848,706 for the quarterly period ended March 31, 2011.

Net loss per share was $0.003 for quarterly period ended March 31, 2012 and $0.004 for the quarterly period ended March 31, 2011.

Liquidity and Capital Resources

For the quarter ended March 31, 2012, the Company has incurred a net loss of $261,385 with $160,628 of cash being used by operating activities. During the three month period ending March 31, 2012, $3,878 was used for investment activities.  In addition, there was no cash provided by financing activities during the three months ending March 31, 2012.  As a result, the Company realized a decrease of cash of $164,506 during the first quarter of 2012.

At March 31, 2012, the Company had $3,050,820 in current assets of which $725,820 was in cash and $2,298,400 in NeoGenomics stock which is eligible for sale commencing in July 2012. In addition, the Company ended the March 31, 2012 period with $1,730,758 in total current liabilities.

 HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

The Company intends to take the necessary steps to reduce the Company’s expenditures as part of our cash conservation program in order to reduce the "burn rate" to approximately $150,000 per month. Under this program, we will implement a reduction in expenses and allocate our remaining cash reserves for our operational requirements at a reduced level.  The cash conservation program includes a plan to negotiate with vendors to defer payables until the Company is able to sell its NeoGenomics stock in early July 2012.

Commencing in July 2012, the Company plans to begin selling its NeoGenomics stock to fund ongoing operations. The Company’s ability to generate cash from NeoGenomics stock may be negatively impacted by various factors including the trading price and trading volume of the stock, the operational performance and investor interest in NeoGenomics and other factors beyond the Company’s control.

In the longer term, the Company plans to generate additional cash from its licensing arrangement with NeoGenomics and its Retinalyze joint venture with Doctors Optimal Formula. There can be no assurance that the Company will be able to fully implement its cash conservation program, sell sufficient number of NeoGenomics shares to fund ongoing operations, or generate sufficient revenues from the NeoGenomics license and the Retinalyze joint venture in an amount that would permit funding of ongoing operations. In such event, the Company plans to obtain other additional equity or financing in order to support operations. There can be no assurance that the Company will be able to secure such funding.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$12,750	$12,750	$-
Office Lease	14,604	14,604	$-
Total	$27,354	$27,354	$-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2011.

HEALTH DISCOVERY CORPORATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2011 due to an inadequate segregation of duties due to the small number of employees.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 14, 2012, the Company entered into a new employment agreement with Dr. Stephen Barnhill for his employment as Chief Executive Officer. Dr. Barnhill’s existing employment agreement expired on August 30, 2010 and the Company and Dr. Barnhill agreed to extend those terms on a month to month basis while negotiating this new agreement. The employment agreement has a term of three years. Under the terms of the employment agreement, Dr. Barnhill will receive a one-time retention signing bonus of 1,000,000 shares of the Company’s common stock and an annual base salary of $350,000. Dr. Barnhill will also be eligible to receive a cash bonus equal to $100,000 for every $0.01 in earnings per share as measured by US GAAP with a maximum of $400,000 received during each year of the agreement. Dr. Barnhill may also receive a grant of 5,000,000 of shares of the Company common stock upon the Company attaining certain performance metrics in market capitalization as further described in the employment agreement, which is attached to this Form 10-Q as Exhibit 10.1. Dr. Barnhill is eligible to be reimbursed monthly for reasonable and necessary business expenses and to receive health insurance benefits and other benefits maintained by us for our executives. Dr. Barnhill will be entitled to twenty paid vacation days during the calendar year. If Dr. Barnhill’s employment is terminated without Cause, as that term is defined in the employment agreement, or if Dr. Barnhill terminates the employment agreement for Good Reason, as that term is defined in the employment agreement, then Dr. Barnhill will receive as severance the amount of his base salary for the remainder of the term and an amount equal to the actual cost of ninety days of his COBRA premium payments. If the employment agreement is terminated for any other reason than without Cause or for Good Reason, Dr. Barnhill is not eligible to receive severance. The employment agreements also generally provides that Dr. Barnhill will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees following termination of employment.

Item 6. Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

10.1	Employment Agreement, dated May 14, 2012, between Health Discovery Corporation and Stephen D. Barnhill, MD. Filed herewith.

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

Health Discovery Corporation Registrant

Date: May 15, 2012	By:	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D. Title: Chairman, Chief Executive Officer, Principal Financial Officer, and Principle Accounting Officer