Form 10-Q
period 2012-06-30
HEALTH DISCOVERY CORP
filed 2012-08-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

Class:	Outstanding as of August 14, 2012

Common Stock, no par value	232,299,810

Series A Preferred Stock	0

Series B Preferred Stock	17,340,175

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements
HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

	June 30,	December 31,
	2012	2011

Assets
Current Assets
Cash	$175,211	$890,326
Accounts Receivable	705	397
Investment in Available For Sale Securities (Note G)	2,312,000	-
Prepaid Expenses and Other Assets	14,100	45,350

Total Current Assets	2,502,016	936,073

Equipment, Less Accumulated Depreciation of $42,194 and $37,061	16,354	17,609

Other Assets
Deferred Charges	272,478	44,764
Patents, Less Accumulated Amortization of $2,125,211 and $1,993,851	1,860,583	1,991,943

Total Assets	$4,651,431	$2,990,389

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable - Trade	$278,453	$378,154
Accrued Liabilities	16,000	21,500
Dividends Payable - Special	370,899	21,018
Deferred Revenue	1,095,635	114,035

Total Current Liabilities	1,760,987	534,707

Long Term Liabilities
Deferred Revenue	2,133,212	717,829
Dividends Payable	385,615	316,064

Total Liabilities	4,279,814	1,568,600

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 17,340,175 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
232,299,810 Shares Issued and Outstanding June 30, 2012
231,299,810 Shares Issued and Outstanding December 31, 2011	25,247,165	25,508,691
Accumulated Deficit	(26,365,563)	(25,576,917)

Total Stockholders’ Equity	371,617	1,421,789

Total Liabilities and Stockholders’ Equity	$4,651,431	$2,990,389

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues:
Licensing & Development	$276,437	$28,509	$562,066	$57,017

Operating Expenses:
Amortization	65,680	65,680	131,360	131,360
Professional and Consulting Fees	122,710	113,261	341,469	310,913
Legal Fees	33,518	33,541	64,691	105,979
Research & Development Fees	37,220	98,124	73,150	128,534
Compensation	368,331	261,553	659,148	587,861
Other General and Administrative Expenses	190,050	151,165	449,086	300,932

Total Operating Expenses	817,509	723,324	1,718,904	1,565,579

Loss From Operations	(541,072)	(694,815)	(1,156,838)	(1,508,562)

Other Income
Unrealized Gain on Available for Sale Securities (Note G)	13,600	-	367,200	-
Interest Income	212	2,034	992	4,116
Gain on Payables Restructuring	-	483,658	-	483,658

Total Other Income	13,812	485,692	368,192	487,774

Net Loss	$(527,260)	$(209,123)	$(788,646)	$(1,020,788)

Preferred Stock Dividends	34,585	36,631	419,432	73,672

Loss Attributable to Common Shareholders	$(561,845)	$(245,754)	$(1,208,078)	$(1,094,460)

Weighted Average Outstanding Shares	231,966,477	229,892,414	231,633,143	229,684,080

Loss Per Share (basic and diluted)	$(0.002)	$(0.001)	$(0.005)	$(0.005)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Cash Flows From Operating Activities
Net Loss	$(788,646)	$(1,020,788)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Stock-based Compensation	100,000	-
Services Exchanged for Options	57,906	74,777
Gain on Payables Restructuring	-	(483,658)
Unrealized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(367,200)
(Increase) Decrease in Deferred Charges	(227,714)	3,488
Depreciation and Amortization	136,493	135,981
(Increase) Decrease in Accounts Receivable	(308)	334,988
Decrease in Recoverable Development Costs	-	96,249
Increase (Decrease) in Deferred Revenue	452,183	(57,017)
(Increase) Decrease in Prepaid Expenses and Other Assets	31,250	(8,569)
Decrease in Accounts Payable – Trade	(99,701)	(158,283)
Decrease in Accrued Liabilities	(5,500)	(84,127)
Net Cash Used for Operating Activities	(711,237)	(1,166,959)

Cash Flows From Investing Activities:
Purchase of Equipment	(3,878)	(3,798)
Net Cash Used for Investing Activities	(3,878)	(3,798)

Cash Flows From Financing Activities:
Dividends Paid	-	(16,501)
Net Cash Used for Financing Activities	-	(16,501)

Net Decrease in Cash	(715,115)	(1,187,258)

Cash, at Beginning of Period	890,326	3,295,630

Cash, at End of Period	$175,211	$2,108,372
Supplemental Cash Flow Information Non-cash Transactions: Acquisition Fair Value of Available for Sale Securities Recorded as an Investment and as Deferred Revenue	$1,944,800	-

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $3,228,847 as of June 30, 2012.  Unearned revenue of $1,095,635 is recorded as current and $2,133,212 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and six months ended June 30, 2012 consisted of $128,953 and $157,906 respectively for stock options granted to officers and directors.  Stock-based expense included in our net loss for the three months and six months ended June 30, 2011 was $45,896 and $74,777 respectively.

As of June 30, 2012, there was approximately $202,649 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2 years.

In connection with his new contract as Chairman and Chief Executive Officer, approved by the board of directors in May 2012, the Company issued Dr. Barnhill 1,000,000 shares of the Company’s common stock. The fair value of this stock grant was based on the closing price of the Company’s stock on the date of the grant.  As a result, the Company recognized a cost of $100,000 during the current period.

The following schedule summarizes combined stock option and warrant information for the three months ended June 30, 2012 and the twelve months ended December 31, 2011:

	Option and Warrant Shares	Weighted Average Exercise Price
2011
Outstanding, January 1, 2011	36,625,000	$0.16
Granted	4,000,000	$0.12
Exchanged	-	-
Exercised	(386,563)	$0.08
Forfeited	(2,500,000)	$0.22
Expired un-exercised	(7,446,770)	$0.13
Outstanding, December 31, 2011	30,291,667	$0.16

2012
Granted	--	--
Exercised	--	--
Expired un-exercised	(5,833,333)	$0.20
Outstanding, June 30, 2012	24,458,334	$0.15

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

The following schedule summarizes combined stock option and warrant information as of June 30, 2012:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.08	7,750,000	2.75	7,750,000	2.75
$0.12	4,000,000	3.75	750,000	3.75
$0.17	6,875,000	0.25	6,875,000	0.25
$0.19	2,500,000	8.75	2,500,000	8.75
$0.30	3,333,334	0.25	3,333,334	0.25
Total	24,458,334		21,208,334

The weighted average remaining life of all outstanding warrants and options at June 30, 2012 is 1.75 years.  As of June 30, 2012, the aggregate net intrinsic value of all options and warrants outstanding is $77,500.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,860,583 in patents and patent related costs, net of $2,125,211 in accumulated amortization, at June 30, 2012. Amortization charged to operations for the three and six months ended June 30, 2012, and 2011 was $65,680 and $131,360 respectively. Estimated amortization expense for the next five years is $262,720 per year.

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $385,615 as of June 30, 2012 and $316,064 as of December 31, 2011.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – STOCKHOLDERS’ EQUITY, continued

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but shall not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. Dividends in the amount of $370,899 and $21,018 have been accrued for Series B Preferred Stock special dividend as of June 30, 2012 and December 31, 2011, respectfully.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets as of June 30, 2012 under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from the acquisition date to June 30, 2012 is $367,200 and is classified as other income under the caption Unrealized Gain on Available for Sale Securities in the accompanying statements of operations. For the three months ended June 30, 2012, an unrealized gain of $13,600 was recognized in the statement of operations and an unrealized gain of $367,200 was recognized for the six months ended June, 30, 2012. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The June 30, 2012 fair value of the investment of $2,312,000 is based on the closing stock price of the NeoGenomics common stock at the end of the reporting period.

Note H – SUBSEQUENT EVENTS

On August 13, 2012, the Company sold 409,000 shares of NeoGenomics and received proceeds, net of fees, in the amount of $891,363.

Note I – COMMITMENTS

As part of the new employment agreement with Dr. Barnhill, the Company shall pay Dr. Barnhill a cash bonus of $100,000 for each $0.01 per share of earnings. If this milestone is met in future periods, the Company will recognize an expense to bonus compensation.

In addition, the employment agreement contains an equity component in which Dr. Barnhill shall receive a grant of 5,000,000 shares of the Company’s common stock over the course of the three year employment agreement provided certain performance milestones are met. In each future period, the Company will calculate the probability of the milestone being met and a contingent liability will be disclosed as such on the financial statements footnotes, at June 30, 2012 no accrual has been made.

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

We intend to continue to develop partnership and licensing relationships for test development, from expert assessment of the clinical dilemma to proper selection and procurement of high quality specimens.  Through the application of our proprietary analytical evaluation methods and state-of-the-art computational analysis to derive relevant and accurate clinical data, we intend to identify accurate biomarker and pathway discoveries, resulting in patent protection of our biomarker discoveries for future development.

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

Upon execution of the NeoGenomics License, NeoGenomics Laboratories paid us $1,000,000 in cash and NeoGenomics issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012.  In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License.  Milestone payments would be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics Laboratories up to a total of $5,000,000 in potential milestone payments to the Company. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics Laboratories, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System and (ii) the Company will receive a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics Laboratories derives from any sublicensing arrangements it may put in place for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System.

NeoGenomics Laboratories has agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Blood Test for Prostate Cancer (using Blood Plasma)”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetics Interpretation System”, and a “Flow Cytometry Interpretation System.” If NeoGenomics Laboratories has not generated $5.0 million of net revenue from products, services and sublicensing arrangements within five years, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Simultaneously with the signing of the NeoGenomics Master License Agreement, Dr. Maher Albitar, former Chief Medical Officer of Heath Discovery Corporation and current member of the Board of Directors and Consultant to HDC, accepted the position as Chief Medical Officer and Director of Research and Development of NeoGenomics and he was placed in charge of completing development, validation and commercialization of the Company’s product pipeline licensed to NeoGenomics.

The Company is pleased with the progress of the NeoGenomics relationship as NeoGenomics moves forward with its efforts to commercialize products using Health Discovery Corporation’s technology. Please refer to Neogenomics filings and press releases for further information.

Blood Test for Prostate Cancer

NeoGenomics has initiated the development of the Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC.

Cytogenetic Analysis

Cytogenetic analysis is the science of studying chromosomes.  Microscopic evaluation of individual chromosomes remains the first step in the evaluation of the human genome.  Cytogenetic analysis is performed on almost all patients with hematopoietic diseases (blood cancers such as leukemia and lymphoma) and on a significant number of patients with solid tumors. The collected data is useful for diagnosis, prognosis and monitoring of diseases.  Currently most of the analysis is performed manually by specially trained technicians.  The work is labor-intensive and subjective. Computer automation of this work could significantly reduce cost and improve the quality of the test.

NeoGenomics is currently working on development, validation and commercialization of this new image analysis tool for cytogenetic analysis under the direction of Dr. Maher Albitar.

Retinalyze

On February 17, 2012, the Company announced the commercial launch of Retinalytics SVMTM, to assist Ophthalmologists and Optometrists in the Detection of Macular Degeneration. While the first Retinalytics SVMTM product released focuses on age-related macular degeneration (“AMD”), the Company continues to develop a second Retinalytics SVM TM product using fundoscopic images of retinal vessels to assist eye care professionals in the detection of Alzheimer’s disease.

On April 17, 2012 Retinalyze, LLC granted to the National EYEPA Coalition (“EYEPA”) the exclusive right to use technologies developed by Retinalyze, LLC for optometrists provided that EYEPA use its best efforts to meet certain performance goals  Approximately 460 doctors have signed up to use the Retinalytics SVMTM  analysis technology. However, the volume of images processed via the agreement has thus far been significantly less than expected and revenues to date from Retinalyze have been negligible.. The Company believes the lower volume is attributed to difficulties with integration of the fundoscopic cameras to the Retinalytics SVMTM analysis program on the doctor's in-house computer systems which requires technical computer assistance and in some cases the purchase of a computer. Retinalyze, LLC is currently evaluating options to streamline this process with the goal of solving this slower than expected implementation issue thereby allowing the doctors who sign up for the program to begin using the Retinalytics SVMTM system quicker allowing for the analysis of a higher volume of scans.

In addition to the Optometry contract with the National EYEPA, Retinalyze, LLC has also signed agreements with several large multi-physician Ophthalmology groups in Florida to begin using the Retinalytics SVMTM analysis technology to assist physicians in the diagnosis of macular degeneration.

In June, 2012, Retinalyze, LLC signed a licensing agreement to incorporate Retinalytics SVMTM as a reimbursed procedure with Vision Care Direct's Vision Plans and corresponding Independent Physician Associations (IPA) systems.

Intellectual Property Activities

In May 2012, the Canadian Intellectual Property Office issued the Company’s Canadian patent covering the use of SVMs for computer-aided image analysis. Counterpart patents have already issued in the U.S. (two patents), Australia, Europe and Japan.  That same month, the Canadian Patent Office also issued a new patent to the Company with claims directed to the use of the SVM-RFE method for identifying a determinative subset of genes for diagnosing, prognosing or treating a disease or condition.  This is the second Canadian patent issued to the Company covering SVM-RFE, and the ninth patent worldwide covering the Company’s SVM-RFE method.

Also in May, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a system for providing data analysis services using a support vector machine for processing data received from a remote source.  Once issued, this will be the Company’s third patent covering a fee-for-service SVM analysis, with claimed uses including medical and financial analysis.

In May 2012, the European Patent Office issued a notice of intent to grant a patent to the Company based on its application for a system for providing data analysis services using a support vector machine for processing data received from a remote source.  The claims of this patent correspond to claims in the recently allowed U.S. application covering the same subject matter.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

In June 2012, the U.S. Patent and Trademark Office issued a new patent to the Company for its method for recognizing and eliminating noise within data to facilitate more accurate classification of the data.  The claimed method is effective for separating noise from true data in cases where the measurement process is subject to instrument noise, temperature drift and signal drift.

Also in June 2012, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a group of genes which exhibit reduced expression (down-regulated) relative to normal in the presence of prostate cancer.  The claimed biomarkers may be of particular value in tests using DNA methylation methods. Once issued, this will be the Company’s second patent covering methods for screening for prostate cancer using down-regulated genes.

Also in June, the Company filed a new patent application covering the use of SVM technology for the evaluation of chromosomal abnormalities.  The method of computer-aided karyotyping described in the application has the potential of providing a significant improvement over current methods in which images of chromosomes must be manually evaluated in a tedious and sometimes error-prone process.
In July 2012, the Japanese Patent Office issued a notice of intention to grant a patent covering the Company’s SVM-RFE method.  This will be the Company’s second Japanese patent and the tenth patent worldwide covering the SVM-RFE method.

With the recently issued patents, the Company now holds the exclusive rights to 61 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  The Company also has 26 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.

Intel Update

In January 2012, the US Patent and Trademark Office granted the Company’s request for re-examination of Intel’s U.S. Patent No. 7,685,077, which issued in 2010 with claims covering SVM-RFE.  Shortly after granting the request, the USPTO issued an Office Action rejecting all claims of the Intel patent as unpatentable over the Company’s prior art.  In March 2012, Intel filed a response to the rejections.  The USPTO had not taken action on the response as of August 2012.  The Company is closely monitoring the progress of the examination.

After confirming in the fourth quarter 2011 that the Intel patent interfered with the claims of the Company’s continuation application, filed in December 2010 to provoke an interference, the US Patent and Trademark Office has yet to initiate interference proceedings.  Following review by the Patent Office interference division in June 2012, the application is on hold until the completion of the re-examination because an interference will not be initiated involving a patent that is under re-examination.  In the event that the re-examination is resolved favorably for Intel, the interference process will be initiated.

Quest Agreements

The Company previously entered into a Development Agreement with Quest Diagnostics, Incorporated (“Quest”) and Smart Personalized Medicine, LLC (“SPM”) pursuant to which the Company and SPM agreed to assist Quest in the development of new laboratory tests for aiding in the detection of breast cancer therapies.  The Company and SPM also entered into a related Licensing Agreement with Quest.

In addition, the Company entered into a license agreement with Quest pursuant to which the Company granted a non-exclusive, royalty-bearing license to Quest for developing and commercializing a urine-based laboratory developed test for clinically significant prostate cancer.

The Company is currently in discussions with Quest regarding the termination of these agreements.  The Company does not expect to receive any further payments in connection with the termination of these agreements. The Company currently intends to explore other opportunities to exploit its technology in the fields of breast cancer and prostate cancer diagnostic tests.

Once the termination agreement is finalized, the Company's urine and blood test for prostate cancer will be exclusively held by NeoGenomics as part of the NeoGenomics Master License.

Abbott Agreement

The Company previously entered into a license agreement with Abbott Molecular, Inc. pursuant to which we granted Abbott a worldwide, exclusive license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests.  Under the license agreement, the Company was due to receive milestone payments and royalties.  At this time, the Company believes that Abbott does not intend to move forward with their development of the tests.  As a result, the Company would not be entitled to any further milestone payments or royalties.

Please refer to our Annual Report on Form 10-K filed on March 30, 2012 for further information regarding updates with our business.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenue

For the three months ended June 30, 2012, revenue was $276,437 compared with $28,509 for the three months ended June 30, 2011.  Revenue is recognized for licensing and development fees over the period earned. The revenue earned during the second quarter of 2012 is almost entirely related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended June 30, 2012, and 2011. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees were $122,710 for the three months ended June 30, 2012, compared with $113,261 for the same 2011 period.  The increase is due primarily to higher costs associated with professional service fees of accounting services.

Legal fees remained constant with the Company recognizing $33,518 during the three months ended June 30, 2012, compared to $33,541 during the same period in 2011.

Research and development fees were $37,220 for the three months ended June 30, 2012, and $98,124 for the same period in 2011. This decrease relates primarily to the completion of recent validation studies of the urine-based molecular diagnostic test for prostate cancer during 2011.

Compensation expense of $368,331 for the three months ended June 30, 2012 was higher than the $261,553 reported for the comparable 2011 period. The increase is attributed to the costs associated with the stock issued to Dr. Barnhill as a part of his new employment contract.

Other general and administrative expense increased to $190,050 for the three months ended June 30, 2012, compared to $151,165 for the same period in 2011.  This increase was due primarily to higher costs associated with travel expense.  The Company attended several additional industry conferences in the three month period ended June 30, 2012 compared to the same period in 2011.

Loss from Operations

The loss from operations for the three months ended June 30, 2012 was $541,072, compared to $694,815 for the three months ended June 30, 2011. This reduction was due to increased revenue recognized for the NeoGenomics License.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ending June 30, 2012, the NeoGenomics stock fair value increased by $13,600, which is recorded as other income in the statements of operations.  During the same period in 2011, the Company did not own any NeoGenomics stock.

Interest income was $212 for the three months ended June 30, 2012, compared to $2,034 in 2011.  Interest income decreased because the Company had less cash on hand to invest throughout the 2012 period.

During the three month period ended June 30, 2011, the Company negotiated a settlement with a service provider.  As a result, the Company realized an increase in other income and expense (gain on payables restructuring) of $483,658 for the three month period ended June 30, 2011.

Net Loss

The net loss for the three months ended June 30, 2012, was $527,260, compared to $209,123for the three months ended June 30, 2011.  The increase in net loss was due primary to the gain on payable restructuring from the period ending June 30, 2011.

The net loss attributable to common shareholders was $561,845 for the quarterly period ended June 30, 2012, compared to $245,754 for the quarterly period ended June 30, 2011.

Net loss per share was $0.002 for quarterly period ended June 30, 2012 and $0.001 for the quarterly period ended June 30, 2011.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenue

For the six months ended June 30, 2012, revenue was $562,066 compared with $57,017 for the six months ended June 30, 2011.  Revenue is recognized for licensing and development fees over the period earned.  The increase in revenue earned is almost entirely related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2012 and 2011. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $341,469 for the six months ended June 30, 2012 compared with $310,913 for the same 2011 period.  The increase is due to primarily to costs associated with business development consulting fees.

Legal fees totaled $64,691 during the six months ended June 30, 2012 compared to $105,979 during the same period in 2011.  The decrease was primarily due to the Company resolving legal issues during 2011 and not having similar issues in the current period.

Research and Development fees were $73,150 for the six months ended June 30, 2012 and $128,534 for the same period in 2011. This decrease relates primarily to the completion of recent validation studies of the urine-based molecular diagnostic test for prostate cancer.

Compensation expense of $659,148 for the six months ended June 30, 2012 was higher than the $587,861 reported for the comparable 2011 period. Compensation increased due to the costs associated with the stock issued to Dr. Barnhill as a part of his new employment contract.

Other general and administrative expenses increased to $449,086 for six months ended June 30, 2012 compared to $300,932 in 2011.  This increase was due to higher costs for a business development consultant bonus, investor relations fees, and higher travel costs.

Loss from Operations

The loss from operations for the six months ended June 30, 2012 was $1,156,838 compared to $1,508,562 for the period ended June 30, 2011. This reduction in loss from operations was due to an increase in revenue earned related to the licensing revenue recognition for the NeoGenomics License.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the six month period ending June 30, 2012, the NeoGenomics stock fair value increased by $367,200, which is recorded as other income in the statements of operations.  During the same period in 2011, the Company did not own any NeoGenomics stock.

Interest income was $992 for the six months ended June 30, 2012 compared to $4,116 in 2011.  Interest income decreased because the Company had less cash on hand to invest throughout the 2012 period.

As previously discussed, the Company negotiated a settlement with a service provider. As a result, the Company realized an increase in other income and expense (gain on payables restructuring) of $483,658 for the period ended June 30, 2011.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net Loss

The net loss for the six months ended June 30, 2012 was $788,646 compared to $1,020,788 for the six months ended June 30, 2011.  The decreased net loss was due to the revenue earned related to the licensing revenue recognition for the NeoGenomics License.

The net loss attributable to common shareholders was $1,208,078 for the six months ended June 30, 2012 compared to $1,094,460 in the six months ended June 30, 2011.

Net loss per share was $0.005 for the six month period ended June 30, 2012 and $0.005 for the six month period ended June 30, 2011.

Liquidity and Capital Resources

For the period ended June 30, 2012, the Company has incurred a net loss of $788,646 with $711,237 of cash being used by operating activities. During the six month period ending June 30, 2012, $3,878 was used for investment activities.  In addition, there was no cash provided by financing activities during the six months ending June 30, 2012.  As a result, the Company realized a decrease of cash of $715,115 during the six month period ending June 30, 2012.

At June 30, 2012, the Company had $2,502,016 in current assets of which $175,211 was in cash and $2,312,000 in NeoGenomics stock which is eligible for sale commencing in July 2012. In addition, the Company ended the June 30, 2012 period with $1,760,987 in total current liabilities of which $1,095,635 is deferred revenue.

The Company has taken steps to reduce the Company’s expenditures in order to reduce the “burn rate” to approximately $150,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level.  We also deferred payables to certain vendors until the Company is able to sell its NeoGenomics stock in early third quarter 2012.

Commencing in the third quarter 2012, the Company has begun selling its NeoGenomics stock to fund ongoing operations. The Company's ability to generate cash from NeoGenomics stock may be negatively impacted by various factors including the trading price and trading volume of the stock, the operational performance and investor interest in NeoGenomics and other factors beyond the Company's control.

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

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$9,500	$9,500	$-
Office Lease	7,302	7,302	$-
Total	$16,802	$16,802	$-

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

HEALTH DISCOVERY CORPORATION

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

None

HEALTH DISCOVERY CORPORATION

Item 6.    Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

10.1	Employment Agreement, dated May 14, 2012, between Health Discovery Corporation and Stephen D. Barnhill, MD. Registrant incorporates by reference Exhibit 10.1 to Form 10-Q filed on May 15, 2012.

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

Health Discovery Corporation
Registrant

Date: August 14, 2012	By:	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chairman of the Board, Chief Executive Officer,
Principal Financial Officer, and Principal Accounting Officer