Form 10-Q
period 2012-09-30
HEALTH DISCOVERY CORP
filed 2012-11-16
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

Class:	Outstanding as of November 16, 2012

Common Stock, no par value	232,773,144

Series A Preferred Stock	0

Series B Preferred Stock	17,340,175

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements
HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

	September 30,	December 31,
	2012	2011

Assets

Current Assets
Cash	$387,484	$890,326
Accounts Receivable	567	397
Investment in Available For Sale Securities (Note G)	2,862,510	-
Prepaid Expenses and Other Assets	-	45,350

Total Current Assets	3,250,561	936,073

Equipment, Less Accumulated Depreciation of $44,795 and $37,061	13,754	17,609

Other Assets
Deferred Charges	247,612	44,764
Patents, Less Accumulated Amortization of $2,190,891 and $1,993,851	1,794,904	1,991,943

Total Assets	$5,306,831	$2,990,389

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable - Trade	$162,366	$378,154
Accrued Liabilities	6,250	21,500
Dividends Payable - Special	370,899	21,018
Deferred Revenue	1,024,988	114,035

Total Current Liabilities	1,564,503	534,707

Long Term Liabilities
Deferred Revenue	1,472,863	717,829
Dividends Payable	420,580	316,064

Total Liabilities	3,457,946	1,568,600

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 17,340,175 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
232,773,144 Shares Issued and Outstanding September 30, 2012
231,299,810 Shares Issued and Outstanding December 31, 2011	25,241,152	25,508,691
Accumulated Deficit	(24,882,282)	(25,576,917)

Total Stockholders’ Equity	1,848,885	1,421,789

Total Liabilities and Stockholders’ Equity	$5,306,831	$2,990,389

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues:
Licensing & Development	$731,894	$32,155	$1,293,960	$89,172

Operating Expenses:
Amortization	65,680	65,680	197,040	197,040
Professional and Consulting Fees	100,590	159,494	442,059	470,408
Legal Fees	110,210	9,137	174,901	115,116
Research & Development Fees	24,118	10,980	97,267	139,514
Compensation	270,079	267,676	929,227	855,537
Other General and Administrative Expenses	151,225	169,482	600,311	470,413

Total Operating Expenses	721,902	682,449	2,440,805	2,248,028

Income / (Loss) From Operations	9,992	(650,294)	(1,146,845)	(2,158,856)

Other Income (Expense)
Realized Gain on Sale of Available for Sale Securities (Note G)	337,841	-	337,841	-
Unrealized Gain on Investment in Available for Sale Securities (Note G)	1,135,380	-	1,502,580	-
Interest Income	67	1,439	1,059	5,554
Gain on Payables Restructuring	-	-	-	483,658

Total Other Income (Expense)	1,473,288	1,439	1,841,480	489,212

Net Income / (Loss)	$1,483,280	$(648,855)	$694,635	$(1,669,644)

Preferred Stock Dividends	34,965	35,343	454,398	109,015

Earnings / (Loss) Attributable to Common Shareholders	$1,448,315	$(684,198)	$240,237	$(1,778,659)

Weighted Average Outstanding Shares - basic	232,457,588	230,725,747	231,907,958	230,031,303

Earnings Per Share (basic)	$0.006	$(0.003)	$0.001	$(0.007)

Weighted Average Outstanding Shares - diluted	249,826,717	230,725,747	232,523,320	230,031,303

Earnings Per Share (diluted)	$0.006	$(0.003)	$0.001	$(0.007)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
Cash Flows From Operating Activities
Net Income / (Loss)	$694,635	$(1,669,644)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used for Operating Activities:
Stock-based Compensation	100,000	-
Services Exchanged for Options	86,859	61,018
Gain on Payables Restructuring	-	(483,658)
Realized Gain on Sale of Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(337,841)	-
Unrealized Gain on Investment in Available forSale Securities Measured in Accordance with the Fair Value Option (Note G)	(1,502,580)	-
(Increase) Decrease in Deferred Charges	(202,850)	5,232
Depreciation and Amortization	204,774	204,182
(Increase) Decrease in Accounts Receivable	(170)	334,710
Decrease in Recoverable Development Costs	-	96,248
Decrease in Deferred Revenue	(278,813)	(85,526)
Decrease in Prepaid Expenses and Other Assets	45,350	10,180
Decrease in Accounts Payable – Trade	(215,788)	(125,891)
Decrease in Accrued Liabilities	(15,250)	(99,902)
Net Cash Used for Operating Activities	(1,421,674)	(1,753,051)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	922,711	-
Purchase of Equipment	(3,879)	(3,798)
Net Cash Provided by (Used for) Investing Activities	918,832	(3,798)

Cash Flows From Financing Activities:
Dividends Paid	-	(16,501)
Net Cash Used for Financing Activities	-	(16,501)

Net Decrease in Cash	(502,842)	(1,773,350)

Cash, at Beginning of Period	890,326	3,295,630

Cash, at End of Period	$387,484	$1,522,280

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine month periods ended September 30,2012 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

The licensing and development revenue recognized during the three and nine month periods ended September 30, 2012 includes $457,088 related to the acceleration of the revenue recognition from deferred revenue because of the termination of the Abbott and Quest contracts.

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $2,497,851 as of September 30, 2012.  Unearned revenue of $1,024,988 is recorded as current and $1,472,863is classified as long-term.

Note C - NET INCOME (LOSS) PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

Due to the net loss for the three and nine month periods ending September 30, 2011 the calculation of diluted per share amounts would create an anti-dilutive result and therefore are not presented.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C - NET INCOME (LOSS) PER SHARE, continued

The following is an analysis of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2012:

	Three months ended September 30,2012	Nine months ended September 30,2012
Basic:
Net income attributable to common shareholders	$1,448,315	$240,237
Basic weighted average common shares outstanding	232,457,588	231,907,958
Basic earnings per common share	$0.006	$0.001

Diluted:
Net income attributable to common shareholders	$1,483,280	$240,237
Basic weighted average common shares outstanding	232,457,588	231,907,958

Effect of dilutive securities:
Conversion of options and warrants	28,954	615,362
Conversion of preferred shares to common shares	17,340,175	-
Diluted weighted average common shares outstanding	249,826,717	232,523,320
Diluted earnings per common share	$0.006	$0.001

During the three and nine month periods ended September 30, 2012, 6,500,000 outstanding stock options and warrants were not included in the computation of diluted earnings per common share because to do so would have an antidilutive effect.  In addition, for the nine month period ended September 30, 2012, 17,340,175 in convertible preferred stock was not included in the diluted earnings per common share calculation because to do so would have had an antidilutive effect.

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and nine months ended September 30, 2012consisted of $28,953 and $186,859 respectively for stock options granted to officers and directors.  Stock-based expense included in our net loss for the three months and nine months ended September 30, 2011 consisted of a credit of $13,759 and expense of $61,018respectively.

As of September 30, 2012, there was approximately $173,696 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1.5 years.

As a part of the Company’s settlement with Mr. William Quirk in September 2010, Mr. Quirk exchanged his 32,527,776 warrants for three new warrants, with varying expirations and strike prices.  In addition, the Company established a credit account with a value equal to the fair market value of two million phantom shares. The value of this credit account, based on the closing price on the date prior to the date of exercise of the new warrants, will be applied toward the conversion price of all or a part of the warrants.  Two of the three warrants expired unexercised.  On September 14, 2012, Mr. Quirk gave the Company notice to exercise the last warrant using the value of the two million phantom shares.  As a result, the Company issued Mr. Quirk 473,334 shares of common stock in accordance with his settlement agreement.  The shares were issued at the market price of the Company’s stock which was $0.071.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

The following schedule summarizes combined stock option and warrant information for the nine months ended September 30, 2012 and the twelve months ended December 31, 2011:

2011	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2011	36,625,000	$0.16
Granted	4,000,000	$0.12
Exchanged	-	-
Exercised	(386,563)	$0.08
Forfeited	(2,500,000)	$0.22
Expired un-exercised	(7,446,770)	$0.13
Outstanding, December 31, 2011	30,291,667	$0.16

2012
Granted	--	--
Exercised	(473,334)	$0.30
Expired un-exercised	(15,568,333)	$0.22
Outstanding, September 30, 2012	14,250,000	$0.10

The following schedule summarizes combined stock option and warrant information as of September 30, 2012:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.08	7,750,000	2.50	7,750,000	2.50
$0.12	4,000,000	3.50	2,000,000	3.50
$0.19	2,500,000	8.00	2,500,000	8.00
Total	14,250,000		12,250,000

The weighted average remaining life of all outstanding warrants and options at September 30, 2012 is 4.25 years.  As of September 30, 2012, the aggregate net intrinsic value of all options and warrants outstanding is $77,500.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitionsand the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,794,904in patents and patent related costs, net of $2,190,891in accumulated amortization, at September 30, 2012. Amortization charged to operations for the three and ninemonths ended September 30, 2012, and 2011was $65,680 and $197,040 respectively. Estimated amortization expense for the next five years is $262,720 per year.

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $420,580 as of September 30, 2012 and $316,064 as of December 31, 2011.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue will include, but not be limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but shall not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. Dividends in the amount of $370,899 and $21,018 have been accrued for Series B Preferred Stock special dividend as of September 30, 2012 and December 31, 2011, respectfully. The Company  paid $185,450, which represents half of the special dividend owed, in October 2012 and intends to pay the balance of the special dividend, which is an additional $185,450, owed to the Series B Shareholders before the end of 2012.

However, no dividend payment will be made if, after the payment of such dividend, the Company would not be able to pay its debts as they become due in the usual course of business, or the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved, to satisfy the preferential rights upon the dissolution to shareholders whose preferential rights are superior to those receiving the dividend.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – INVESTMENT IN AVAILABLE FOR SALE SECURITIES

The Company has elected the fair value option in accordance with ASC 825, Financial Instruments, as it relates to its shares held in NeoGenomics’ common stock that were acquired resulting from the NeoGenomics Master License Agreement executed on January 6, 2012. Management made the election for the fair value option related to this investment because it believes the fair value option for the NeoGenomics common stock provides a better measurement from which to compare financial statements from reporting period to reporting period. No other financial assets or liabilities are fair valued using the fair value option.

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets as of September 30, 2012 under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from the acquisition date to September 30, 2012 is $1,502,580 and is classified as other income under the caption Unrealized Gain on Available for Sale Securitiesin the accompanying statements of operations. For the three months ended September 30, 2012, an unrealized gain of $1,135,380 was recognized in the statements of operations andan unrealized gain of $1,502,580 was recognized for the nine months ended September 30, 2012. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The September 30, 2012 fair value of the investment of $2,862,510 is based on the closing stock price of the NeoGenomics common stock at the end of the reporting period.

On August 13, 2012, the Company sold 409,000 shares of NeoGenomics and received proceedsin the amount of $922,711. This transaction resulted in the Company recognizing a Realized Gain on the Sale of Available for Sale Securities in the accompanying statements of operations in the amount of $337,841 in the current period.

As of September 30,2012 the Company holds 951,000 shares of NeoGenomics stock as compared to the initial 1,360,000 shares acquired as a result of the of the NeoGenomics Master License Agreement.

Note H – SUBSEQUENT EVENTS

On October 21, 2012, Stephen D. Barnhill, M.D., resigned as an employee of the Company, effective immediately, and resigned as Chief Executive Officer of the Company, effective upon the appointment of his successor. Dr. Barnhill will continue to serve in the role of interim Chief Executive Officer until the Board of Directors identifies and appoints a successor.  Dr. Barnhill also continues to serve as a director and Chairman of the Board of the Company.

In connection with his resignation as an employee and his continued service as interim CEO and as a consultant to the Company, the Company entered into a consulting agreement with Dr. Barnhill. The consulting agreement includes among its provisionscompensation to Dr. Barnhill at the rate of $200 per hour for a minimum of 35 hours per week.  The Company also agreed to pay Dr. Barnhill his earned but unused vacation for 2012 upon execution of the Consulting Agreement.

While serving in the capacity of interim CEO, all terms of Dr. Barnhill’s employment agreement as Chairman and CEO executed on May 14, 2012 will be honored except for his base salary which will be replaced by the compensation described above.

In April 2012, R. Scott Tobin, a former officer of the Company, filed suit in a Georgia state court against Stephen D. Barnhill, M.D., alleging that Dr. Barnhill had made defamatory statements about Mr. Tobin.  Dr. Barnhill, through his counsel, has removed the action to federal court and has filed an answer denying Mr. Tobin’s allegations.  On October 24, 2012, Dr. Barnhill filed a third party complaint against the Company seeking indemnity from the Company for any expenses incurred by Dr. Barnhill in the defense of the Tobin lawsuit and for any damages assessed against Dr. Barnhill in the litigation. The Company is currently investigating the matter to determine if a potential liability is probable.

Note I – COMMITMENTS

As part of the employment agreement with Dr. Barnhill, which will terminate upon the appointment of a successor Chief Executive Officer, the Company shall pay Dr. Barnhill a cash bonus of $100,000 for each $0.01 per share of earnings. If this milestone is met in future periods, the Company will recognize an expense to bonus compensation. This bonus will only apply if Dr. Barnhill is acting as interim CEO at the end of period in which the Company earns $0.01 per share.  The Company believes the probability of this occurring is very low and therefore has not accrued for this expense.

In addition, the employment agreement contains an equity component in which Dr. Barnhill shall receive a grant of 5,000,000 shares of the Company’s common stock over the course of the three year employment agreement provided certain performance milestones are met. In each future period, the Company will calculate the probability of the milestone being met and a contingent liability will be disclosed as such in the financial statements footnotes. At September 30, 2012, no accrual has been made. This equity grant will only apply if Dr. Barnhill is acting as interim CEO at the end of period in which the Company meets the performance milestone. The first opportunity for Dr. Barnhill to earn this equity grant is on the first anniversary of the employment agreement which is May 2013.  The Company does not anticipate Dr. Barnhill will be acting as interim CEO at that time and therefore has not accrued for this expense.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I – COMMITMENTS, continued

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

NeoGenomics continues to move forward with its efforts to commercialize products using Health Discovery Corporation’s technology.Please refer to NeoGenomicsfilings and press releases for further information.

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

Retinalyze

On February 17, 2012, the Company announced the commercial launch of Retinalytics SVMTM, to assist Ophthalmologistsand Optometrists in the Detection of Macular Degeneration. While the first Retinalytics SVMTMproductreleased focuses on age-related macular degeneration (“AMD”), the Company continues to develop a second Retinalytics SVM TM product using fundoscopic images of retinal vessels to assist eye care professionals in the detection of Alzheimer’s disease.

On April 17, 2012 Retinalyze, LLC granted to the National EYEPA Coalition (“EYEPA”) the exclusive right to use technologies developed by Retinalyze, LLC for optometrists provided that EYEPA use its best efforts to meet certain performance goals.  Approximately 753 doctors have signed up to use the Retinalytics SVMTM  analysis technology and 1,700 scans were sent for analysis during the 3rd Quarter for a total of 2,274 scans analyzed to date. However, the volume of images processed via the agreement has thus far been significantly less than expected and revenues to date from Retinalyze have been negligible. The Company believes the lower volume is attributed to difficulties with integration of the fundoscopic cameras to the Retinalytics SVMTM analysis program on the doctor's in-house computer systems which requires technical computer assistance and in some cases the purchase of a computer. Retinalyze, LLC continues to evaluate options to streamline this process with the goal of solving this slower than expected implementation issue thereby allowing the doctors who sign up for the program to begin using the Retinalytics SVMTM system quicker allowing for the analysis of a higher volume of scans.

In addition to the Optometry contract with the National EYEPA, Retinalyze, LLC has also signed agreements with several large multi-physician Ophthalmology groups in Florida to begin using the Retinalytics SVMTManalysis technology to assist physicians in the diagnosis of macular degeneration.

In June, 2012, Retinalyze, LLC signed a licensing agreement to incorporate Retinalytics SVMTMas a reimbursed procedure with Vision Care Direct’s Vision Plans and corresponding Independent Physician Associations (IPA) systems.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Intellectual Property Activities

In September 2012, the U.S. Patent and Trademark Office granted Patent No. 8,275,723 to the Company coveringa system for providing data analysis services using a support vector machine for processing data received from a remote source.  This is the Company’s third patent covering a fee-for-service SVM analysis, with claimed uses including both medical and financial analyses.

In October 2012, the European Patent Office granted a patent to the Company covering asystem for providing data analysis services using a support vector machine for processing data received from a remote source.  The patent will be validated in several European countries including the UK, France, Germany, Ireland, and Switzerland.

Also in October 2012, the U.S. Patent and Trademark Office granted Patent No. 8,293,461 covering a group of genes which exhibit reduced expression (down-regulated) relative to normal in the presence of prostate cancer.  The claimed biomarkers may be of particular value in tests using DNA methylation methods. Once issued, this will be the Company’s second patent covering methods for screening for prostate cancer using down-regulated genes.

With the recently issued patents, the Company now holds the exclusive rights to 57 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  The Company also has 23 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.  The reduction in the total number of issued and pending patents relative to the last report (61 and 26, respectively) results from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse.  This in turn reduced the Company’s total expenses for patent maintenance.

Intel Update

In October 2012, the US Patent and Trademark Office issued a reexamination certificate for Intel’s U.S. Patent No. 7,685,077, which issued in 2010 with claims covering SVM-RFE.  The reexamination certificate confirms the patentability of the claims as amended during the reexamination proceedings.

While disappointed with issuance of the reexamination certificate, the Company draws encouragement from the fact that the Patent Office has agreed that all elements of the Company’s patented SVM-RFE method are present in the Intel claims. A fundamental principle of patent law is that the addition of one or more elements to a patented claim does not avoid infringement.  In this case, Intel merely added a standard computer operation to the Company’s SVM-RFE method.  Furthermore, possession of a patent on series of steps does not avoid infringement of a patent covering a subset of those steps.

In September, the Company submitted a request to the Patent Office to initiate interference proceedings once the reexamination certificate was issued.  The Patent Office has yet to act on this request.

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

The Company terminatedthese agreements with Quest on September 28, 2012.  The Company does not expect to receive any further payments in connection with the termination of these agreements. The Company currently intends to explore other opportunities to exploit its technology in the fields of breast cancer and prostate cancer diagnostic tests.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Due tothe termination agreement is finalized, the Company’s urine and blood test for prostate cancer isnow exclusively held by NeoGenomics as part of the NeoGenomics Master License.

Abbott Agreement

The Company previously entered into a license agreement with Abbott Molecular, Inc. pursuant to which we granted Abbott a worldwide, exclusive license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests.  Under the license agreement, the Company was due to receive milestone payments and royalties.  The Company terminated its agreement with Abbott on September 28, 2012.  As a result, the Company is not entitled to any further milestone payments or royalties.

Internal Investigation

In the third quarter, the Board of Directors received allegations from a shareholder that Stephen D. Barnhill, M.D., the Company’s Chairman of the Board and Interim Chief Executive Officer, used the corporate debit card for personal expenses. Following an investigation by counsel, the Board determined that there were a limited number of expenditures that could be considered personal expenses, and that the amount and circumstances were immaterial to the Company’s financial results. Dr. Barnhill agreed to pay the Company for certain expenses, and the Board considers the matter closed.

In connection with the investigation, the Board also determined that the debit card was used by the Company’s Chief Executive Officer on two occasions in early 2012 to pay expenses for personal travel.  Dr. Barnhill stated that the hotels charged the Company card they had on file rather than his personal card that he presented upon check-out.  Dr. Barnhill subsequently repaid these charges to the Company in June 2012. These transactions might be deemed to constitute personal loans from the Company that violate Section 402 of the Sarbanes-Oxley Act of 2002.

Please refer to our Annual Report on Form 10-K filed on March 31, 2012 for further information regarding updates with our business.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenue

For the three months ended September 30, 2012, revenue was $731,894 compared with $32,155for the three months ended September 30, 2011.  Revenue is recognized for licensing and development fees over the period earned. The revenue earned during the third quarter of 2012 is related to the licensing revenue recognition for the NeoGenomics License and the acceleration of the revenue recognition for the Abbott and Quest license agreements.  Because those agreements were terminated, the Company recognized the revenue which was being amortized over the life of the patents within the current period.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended September 30, 2012 and 2011. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees were $100,590 for the three months ended September 30, 2012, compared with $159,494for the same 2011 period.  The decrease is due primarily to lower costs associated with patent filing and maintenance fees.

Legal fees totaled $110,210 during the three months ended September 30, 2012 compared to $9,137 during the same period in 2011.  The increase was primarily due to the Company requiring additional legal consultations during the current period.

Research and development fees were $24,118 for the three months ended September 30, 2012, and $10,980for the same period in 2011. This increase relates primarily to theexpenses related to the research work completed by consultants to the Company who were not working with the Company in 2011.

Compensation expenseincreased slightly with the Company recognizing $270,079 during the three months ended September 30, 2012, compared to $267,676 during the same period in 2011.

Other general and administrative expense decreased to $151,225for the three months ended September 30, 2012, compared to $169,482for the same period in 2011.  This decrease was due primarily to lower costs associated with travel expense in the current period.

Income from Operations

The income from operations for the three months ended September 30, 2012was $9,992,compared to a loss of $650,294for the three months ended September 30, 2011. The income was due to the acceleration of revenue recognized from the termination of the Abbott and Quest License Agreements.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued
Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ending September 30, 2012, the NeoGenomics stock fair value increased by $1,135,380, which is recorded as other income in the statements of operations.  In addition, the Company Realized a Gain on the sale of NeoGenomics stock of $337,841 in the current period. During the same period in 2011, the Company did not own any NeoGenomics stock.

Interest income was $67for the three months ended September 30, 2012, compared to $1,439in 2011.  Interest income decreased because the Company had less cash on hand to invest throughout the 2012 period.

Net Income / Loss

The net income for the three months ended September 30, 2012, was $1,483,280, compared to a loss of $648,855for the three months ended September 30, 2011.  The net income was due primarily to the gain on the sale of NeoGenomics stock.

The earnings attributable to common shareholders was $1,448,315for the quarterly period ended September 30, 2012, compared to a loss of $684,198for the quarterly period ended September 30, 2011.

Earnings per share was $0.006 for quarterly period ended September 30, 2012 and a net loss per share $0.003 for the quarterly period ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenue

For the nine months ended September 30, 2012, revenue was $1,293,960 compared with $89,172for the nine months ended September 30, 2011.  Revenue is recognized for licensing and development fees over the period earned. The revenue earned during the second quarter of 2012 is related to the licensing revenue recognition for the NeoGenomics License and the acceleration of the revenue recognition for the Abbott and Quest license agreements.  Because those agreements were terminated, the Company recognized the revenue which was being amortized over the life of the patents within the current period.

Operating and Other Expenses

Amortization expense was $197,040 for both the nine months ended September 30, 2012 and 2011. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $442,059 for the nine months ended September 30, 2012 compared with $470,408for the same 2011 period.  The decrease is due to primarily to lower costs associated with patent filing and maintenance fees.

Legal fees totaled $174,901 during the nine months ended September 30, 2012compared to $115,116during the same period in 2011.  The increase was primarily due to the Company requiring additional legal consultations during the current period.

Research and Development fees were $97,267 for the nine months ended September 30, 2012 and $139,514for the same period in 2011. This decrease relates primarily to the completion of development related to the MelApp which was completed in 2011.

Compensation expense of $929,227 for the nine months ended September 30, 2012 was higher than the $855,537reported for the comparable 2011 period. Compensation increased due to the costs associated with the stock issued to Dr. Barnhill as a part of his employment contract executed in May 2012.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Other general and administrative expenses increased to $600,311for nine months ended September 30, 2012 compared to $470,413in 2011.  This increase was due to higher costs for Mr. Hadden’s bonus, investor relations fees, and higher travel costs.

Loss from Operations

The income from operations for the nine months ended September 30, 2012 was $1,146,845compared to loss of $2,158,856for the period ended September 30, 2011. This reduction in loss from operations was due to an increase in revenue earned is primarily related to the licensing revenue recognition for the NeoGenomics License and the acceleration of revenue recognized from the termination of the Abbott and Quest License Agreements.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the nine month period ending September 30, 2012, the NeoGenomics stock fair value increased by $1,502,580, which is recorded as other income in the statements of operations.  In addition, the Company realized a gain on the sale of NeoGenomics stock of $337,841 in the current period. During the same period in 2011, the Company did not own any NeoGenomics stock.

Interest income was $1,059 for the nine months ended September 30, 2012 compared to $5,554in 2011.  Interest income decreased because the Company had less cash on hand to invest throughout the 2012 period.

During the nine month period ended September 30, 2011, the Company negotiated a settlement with a service provider.  As a result, the Company realized an increase in other income and expense (gain on payables restructuring) of $483,658 for the nine month period ended September 30, 2011. The Company did not have a similar transaction in the nine month period ended September 30, 2012.

Net Income / Loss

The net income for the nine months ended September 30, 2012 was $694,635compared to a loss of $1,669,644for the nine months ended September 30, 2011.  The net income was due primarily to the gain on the sale of NeoGenomics stock.

The earnings attributable to common shareholders was $240,237for the nine months ended September 30, 2012 compared to a loss of $1,778,659in the nine months ended September 30, 2011.

Earnings per share were $0.001 for the nine month period ended September 30, 2012 compared to loss per share of $0.007 for the nine month period ended September 30, 2011.

Liquidity and Capital Resources

For the nine month period ended September 30, 2012, the Company has had net income of $694,635with $1,421,674of cash being used by operating activities. During the nine month period ending September 30, 2012, $918,832 was provided by investment activities primarily from the sale of 409,000 shares of the 1,360,000 NeoGenomics shares that were received as a part of the NeoGenomics License signed in January 2012.  In addition, there was no cash provided by financing activities during the nine months ending September 30, 2012.  As a result, the Company realized a decrease of cash of $502,842during the nine month period ending September 30, 2012.

At September 30, 2012, the Company had $3,250,561 in current assets of which $387,484 was in cash and $2,862,510 in NeoGenomicsstock which became eligible for sale in July 2012. In addition, the Company ended the September 30, 2012 period with $1,564,503 in total current liabilities of which $1,024,988 is deferred revenue related to the NeoGenomics transaction.

The Company has taken steps to reduce the Company’s expenditures in order to reduce the “burn rate” to approximately $150,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

In the third quarter 2012, the Company began selling its NeoGenomics stock to fund ongoing operations. The Company’s ability to generate cash from NeoGenomics stock may be negatively impacted by various factors including the trading price and trading volume of the stock, the operational performance and investor interest in NeoGenomics and other factors beyond the Company’s control.

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

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$6,250	6,250	$-
Total	$6,250	$6,250	$-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertaintiesthat could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2011.

HEALTH DISCOVERY CORPORATION

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended September 30, 2012, under the supervision and with the participation of our management, including our interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our interim Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

In April 2012, R. Scott Tobin, a former officer of the Company, filed suit in a Georgia state court against Stephen D. Barnhill, M.D., alleging that Dr. Barnhill had made defamatory statements about Mr. Tobin.  Dr. Barnhill, through his counsel, has removed the action to federal court and has filed an answer denying Mr. Tobin’s allegations.  On October 24, 2012, Dr. Barnhill filed a third party complaint against the Company seeking indemnity from the Company for any expenses incurred by Dr. Barnhill in the defense of the Tobin lawsuit and for any damages assessed against Dr. Barnhill in the litigation. The Company is currently investigating the matter to determine if a potential liability is probable.

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

HEALTH DISCOVERY CORPORATION

Item4.     [Removed and Reserved]

Not applicable.

Item 5.    Other Information

None

Item 6.    Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

10.1	Consulting Agreement, dated October 21, 2012, between Health Discovery Corporation and Stephen D. Barnhill, MD and Associates, LLC. Filed herewith.

10.2	Notice of Terminations for Abbott and Quest Agreements, dated September 28, 2012. Filed herewith.

10.27
License Agreement, dated January 6, 2012, between Health Discovery Corporation and NeoGenomics Laboratories, Inc. Registrant incorporates by reference Exhibit 10.27 to Form 8-K filed on January 12, 2012.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of interim Chief Executive Officer and Principal Financial Offier. Filed herewith

32.1	Section 1350 Certifications of interim Chief Executive Officer and Principal Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: November 16, 2012	By:	/s/ Stephen D. Barnhill
Printed Name: Stephen D. Barnhill M.D.
Title: Chairman of the Board, interim Chief Executive Officer,
Principal Financial Officer, and Principal Accounting Officer