Form 10-K
period 2012-12-31
HEALTH DISCOVERY CORP
filed 2013-03-29
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-62216

HEALTH DISCOVERY CORPORATION (Name of Registrant as Specified in its charter)

Georgia	74-3002154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 County Road Hanson, Massachusetts	02341

(Address of principal executive offices)	(Zip Code)

(339) 244-1223
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2012 was approximately $18,712,946.

As of March 29, 2013, there were 233,773,144 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, and 17,340,175 shares of Series B Preferred Stock were outstanding.

HEALTH DISCOVERY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2012

i

PART I

ITEM 1. BUSINESS

Our Company Overview

HDC is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  The Company operates primarily in the field of molecular diagnostics where such tools are critical to scientific discovery.  The terms artificial intelligence and machine learning are sometimes used to describe pattern recognition tools.

HDC’s mission is to use its patents, intellectual prowess, and clinical partnerships principally to identify patterns that can advance the science of medicine, as well as to advance the effective use of our technology in other diverse business disciplines, including the high-tech, financial, and healthcare technology markets.

Our historical foundation lies in the molecular diagnostics field where we have made a number of discoveries that may play a critical role in developing more personalized approaches to the diagnosis and treatment of certain diseases.  However, our SVM assets in particular have broad applicability in many other fields.  Intelligently applied, HDC’s pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery.

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

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities.  In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies.  Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensure of the SVM and FGM technologies directly to diagnostic companies; and, the formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

Our Technology

HDC owns a patent portfolio of machine learning technology, including certain pioneer patents on SVM.  We also have consulting arrangements with clinical specialists and mathematicians responsible for developing our SVM patents for the analysis of data.

The Company’s SVM technology is commonly considered within the context of artificial intelligence.  This is a branch of computer science concerned with giving computers the ability to perform functions normally associated with human intelligence, such as reasoning and optimization through experience. Machine learning is a type of artificial intelligence that enables the development of algorithms and techniques that allow computers to learn.  Pattern recognition is machine learning with a wide spectrum of applications including medical diagnosis, bioinformatics, classifying DNA sequences, detecting credit card fraud, stock market analysis, object recognition in computer vision, and robotics.

Support Vector Machines Overview

Support Vector Machines (“SVMs”) are mathematical algorithms that allow computers to sift through large, complex datasets to identify patterns.  SVMs are known for their ability to discover hidden relationships in these complex datasets.  With the ability to handle what is known as infinite dimensional space, SVMs are broadly considered to be an improvement to neural networks and other mathematical techniques.  SVM is a core machine learning technology with strong theoretical foundations and excellent empirical successes.

With their introduction in 1992, SVMs marked the beginning of a new era in the learning from examples paradigm in artificial intelligence. Rooted in the Statistical Learning Theory developed by Professor Vladimir Vapnik, SVMs quickly gained attention from the math and science communities due to a number of theoretical and computational merits.  This development advanced a new framework for modeling learning algorithms.  Within this framework, the fields of machine learning and statistics were merged introducing powerful algorithms designed to handle the difficulties of prior computational techniques.

The generation of learning algorithms that were developed based on this theory has proved to be remarkably resistant to the problems imposed by noisy data and high dimensionality. They are computationally efficient, have an inherent modular design that simplifies their implementation and analysis and allows the insertion of domain knowledge, and, more importantly, they have theoretical guarantees about their generalization ability.  SVMs have been validated in hundreds of independent academic publications and presentations.  In recognition for his work, Professor Vapnik received the prestigious Alexander von Humboldt Prize from the German government honoring foreign scientists and scholars for lifetime achievement.

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

Our Business Activity

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

Upon execution of the NeoGenomics License, NeoGenomics Laboratories paid us $1,000,000 in cash and NeoGenomics issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012.  In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License.  Milestone payments will be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics Laboratories up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics Laboratories, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics Laboratories derives from any sublicensing arrangements it may put in place for the Cytogenetics Interpretation System and the Flow Cytometry Interpretation System.

NeoGenomics Laboratories agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetics Interpretation System”, and a “Flow Cytometry Interpretation System.” In January 2013, NeoGenomics informed the Company of its intent to continue under the terms of the license and therefore extend the license for the first of its one-year extensions discussed above.

If NeoGenomics Laboratories has not generated $5.0 million of net revenue from products, services and sublicensing arrangements within five years, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

The Company believes our relationship with NeoGenomics is instrumental in our medical and diagnostic testing development.  We further believe the majority, if not all, of our applications in the medical field will be done in conjunction with NeoGenomics.

Prostate Cancer

HDC has identified, patent-protected and licensed a genetic biomarker signature that identifies clinically significant high grade prostate cancer cells based on analysis of tissue samples.  Upon the achievement of successful validation, the Company’s test may be used to analyze patients with elevated PSA or abnormal rectal exams, with negative biopsy results to determine if there is genomic evidence of grade three or higher cancer cells present in biopsy tissue, indicating the presence of a cancer potentially missed by the biopsy.

On July 31, 2007, we entered into an alliance and licensing agreement with Clarient, Inc. (acquired by GE Healthcare) for development of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature.  During 2008, the Company and Clarient successfully completed all phases of the clinical trial process with the hope of achieving the statistical significance necessary to validate the ability to commercialize a test.  Results from the Phase I, Phase II and Phase III double-blinded clinical validation studies were completed at Clarient and published in the peer reviewed journal UroToday International. These results demonstrated a high success rate for identifying the presence of Grade 3 or higher prostate cancer cells (clinically significant cancer), as well as normal BPH (benign prostatic hyperplasia) cells.  Clarient has not yet reported any commercial sales with this test.  Clarient has not been actively marketing the 4-gene prostate cancer test. While the agreement currently remains in effect, the Company does not anticipate any commercialization from this licensing agreement with Clarient.

On January 30, 2009, we entered into a license agreement with Abbott Molecular Inc. (“Abbott”), pursuant to which, among other things, the Company granted Abbott a worldwide, exclusive, royalty-bearing license for in-vitro diagnostic rights to develop and commercialize reagent test kits for the Company’s prostate cancer molecular diagnostic tests in both biopsy tissue and urine.  We also granted Abbott a worldwide royalty bearing, co-exclusive license (co-exclusive with Quest Diagnostics Incorporated “Quest”) for developing and commercializing a laboratory developed urine based molecular diagnostic test (“LDT”) for clinically significant prostate cancer.

We completed the Abbott clinical trial for Phase 1 and 2 of the urine prostate cancer test validation process. However, Abbott did not pay the corresponding $250,000 milestone payment and the Company has subsequently relinquished any rights to this milestone payment. In addition, we completed all clinical laboratory genomic testing on the clinical trial specimens at MD Anderson Cancer Center. We met with and submitted all of our results to Abbott for their independent analysis. Abbott asked to see additional study results from other testing sites. The Company attempted to gather this information for Abbott. Due to confidentiality issues, the Company was unable to share this clinical data with Abbott. Abbott decided to not proceed with the development of the test. As a result, the Company terminated the agreement effective September 28, 2012.

On January 30, 2009, we entered into a license agreement with Quest pursuant to which the Company granted to Quest a non-exclusive, royalty bearing license for developing and commercializing a urine-based LDT for clinically significant prostate cancer.

Quest completed the urine prostate cancer test clinical trial and all clinical laboratory genomic testing on the clinical trial specimens. The clinical trial was un-blinded and the patient information has been supplied to Quest. Quest did not respond to our repeated requests to move forward on the LDT development of the 4-gene urine test. As a result, the Company terminated the agreement effective September 28, 2012.

Breast Cancer

HDC licensed its two breast cancer diagnostic technologies (MammoSIGHT, for detecting malignancy in mammograms and MetastaSIGHT, for identifying circulating tumor cells in the blood) to Smart Personalized Medicine, LLC (“SPM”) pursuant to a license agreement in exchange for a 15% equity interest in SPM and a per test royalty up to 7.5% based on net proceeds received from the sale of a breast cancer prognostic test other than by Quest.   HDC’s patented technology can be used within all diagnostic imaging radiology techniques, including PET scans, CT scans, and MRIs.

On March 11, 2010, the Company, Quest and SPM entered into a Development Agreement (the “Quest Development Agreement”) pursuant to which the Company and SPM was to assist Quest in the development of new laboratory tests for aiding in the selection of breast cancer therapies. The Company, SPM and Quest also entered a related Licensing Agreement (the “Quest License”).

Pursuant to the Quest License, SPM granted to  Quest a co-exclusive (with SPM) sublicense to utilize the licensed patent rights to the extent necessary to enable Quest to develop products and perform the validation work under the Quest Development Agreement. Quest has the right to use SPM’s Breast Cancer Database developed in association with an academic cancer center (the “Database”).  In consideration for the license, Quest has separately made payments to SPM and HDC. The payments included a $500,000 “License Fee”, which has been paid in full.

In consideration for our efforts under the Quest Development Agreement, Quest also agreed to pay us $375,000 in development fees of which $291,662 was received by HDC, with $83,338 remaining unpaid. The Company has subsequently relinquished any rights to this remaining unpaid balance.

Under the terms of the Quest Development Agreement, SPM was to provide the Database containing certain specific sample requirements within the Database.  SPM was unable to deliver the Database required by Quest. A collaborative effort between SPM and HDC was undertaken at the MD Anderson Cancer Center (“MDACC”) in Houston, Texas.  The Principal Investigator at MDACC completed the review of the breast cancer tissue blocks maintained in the tissue repository, to identify those subjects who meet the inclusion criteria for the study. The Company entered into discussions with SPM regarding its plans for the development of this test and the outstanding issues related to the agreement.  The Company decided there was not a way to proceed forward with Quest and terminated the Quest License and Quest Development Agreement effective September 28, 2012.

Pancreatic Cancer

In February 2010, the Company entered into an agreement with the Pancreas, Biliary and Liver Surgery Center of New York (the “Pancreas Center”) to develop new molecular diagnostic tests for the early detection of pancreatic cancer. The Pancreas Center is under the leadership of Drs. Michael Wayne, Franklin Kassim and Avram Cooperman.  Under the terms of the agreement, the Pancreas Center was to provide all specimens from their collected specimen banks, specimens on all new patients and all associated clinical and outcomes data. The specimens were to include tissue, blood and urine.

At the conclusion of the agreement term, approximately 30 paraffin block samples were collected.  Those samples have been forwarded to NeoGenomics Laboratories as a part of the NeoGenomics License. In addition, the Company has licensed final development rights to the pancreatic cancer test to NeoGenomics Laboratories.

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

HDC has identified and described in a pending patent application a subset of genes that separates benign prostatic hyperplasia (BPH) from prostate cancer with a high degree of accuracy.  This same set of genes also separated BPH from normal tissue patterns, indicating that BPH is a disease with molecular characteristics of its own.  This discovery could be used to develop a new non-invasive diagnostic test for BPH, which does not currently exist, as well as a completely new type of therapy for patients with this disease.

We have identified fifty gene biomarkers representing 5 gene pathways involved with the development of benign prostatic hypertrophic disease (BPH).   All of these protein products of the genes are known to be secreted into the circulation or are highly likely to be secreted proteins from prostatic cells.  This blood protein test may be useful as companion diagnostic for use in clinical trials of new drug treatments. The Company may attempt to license this BPH test to a third party diagnostic or pharmaceutical company.

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

Melanoma

In July 2011, we announced the launch of our melanoma/skin cancer mobile phone application, MelApp, which enables customers to take a picture of a mole, lesion or birthmark, send it to HDC, and receive a risk assessment for melanoma and other skin cancer on their mobile phone.  This first-ever melanoma/skin cancer mobile phone application using our SVM technology employs sophisticated image analysis techniques using patent protected algorithms for evaluating moles, lesions and birthmarks.   We selected Apple’s iPhone as our initial mobile platform and focused on tuning image capture and analysis capabilities for skin lesions and moles for that platform.  In early 2012, the Company expanded to the Android platform.  The Company receives a portion of revenue from the download fee charged by Apple and Google, however the revenue from MelApp has been negligible to date. Furthermore, the Company does not expect to realize any significant revenue in the future from selling MelApp via Apple or Google.

Flow Cytometry, Cytogenetics, and Pap smear Imaging

Management believes that our efforts to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for myelodysplastic syndrome (pre-leukemia) has resulted in a successful proof of concept. The Company is pleased with the development progress to date, and the Company, along with NeoGenomics, is now capable of completing development, final validation and commercialization of the new diagnostic test for the interpretation of flow cytometry data. This test has been licensed to NeoGenomics for final development.

The Company, along with NeoGenomics, is currently developing a software tool for the computer assisted analysis of chromosome abnormalities, referred to as cytogenetic analysis, using pattern recognition combined with image analysis techniques.  Innovative techniques for image processing are being developed to address the challenges in the cytogenetics product, which is to properly accommodate the variability of the chromosome images while retaining sensitivity to recognize subtle abnormalities in the chromosomes. The preprocessing techniques are designed to improve the performance of the subsequent SVM learning system. Performance data from the test will be collected and analyzed to guide the further improvements of the system. The Company has licensed final development rights to the flow cytometry and cytogenetics tests to NeoGenomics. The Company is working with NeoGenomics for development, validation and commercialization of this new image analysis tool for cytogenetic analysis.

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

SVM Capital, LLC

In January 2007, SVM Capital, LLC (“SVM Capital”) was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in commodity and futures trading.   Atlantic Alpha reports that the SVM technology is now working well in two distinct investment areas.

First, it is being applied to price data.  Utilizing open, high, close, low and volume SVM utilizes an 85 dimensional space to make future predictions.  This price driven model is using fifty exchange traded funds (ETFs) which give it a global perspective.  Much testing and refinement of this model has been accomplished and is being used for trading by Atlantic Alpha.

Second, Atlantic Alpha is applying SVM technology to quarterly fundamental corporate data such as sales, earning and projected earnings.  SVM is utilized to separate stocks which should outperform and underperform in the next quarter based on current data.  This application of SVM technology allows the creation of four equity portfolios:  Large Capital, Mid Capital, Small Capital, and a Large Capital Long & Short.  Atlantic Alpha has hired Kurt Kaltreider, Ph.D., who is regarded as one of the best fundamental analyst of his generation.  We have taken Dr. Kaltreider’s formulas for examining fundamental data and refined them with SVM technology.  The result of this marriage of two distinct technologies has a strong proforma history and is currently being used for trading by Atlantic Alpha.

Employees

On December 31, 2012, we had 5 full time employees.

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

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of fifty-seven (57) patents which were or have since issued as well as twenty-one (21) other patent applications that are pending in the U.S. and elsewhere in the world.  The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original intellectual property are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,427,141	Enhancing Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 7,383,237	Computer-Aided Image Analysis	11/04/2019

U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

U.S. Patent No. 7,542,947	Data Mining Platform for Bioinformatics and Other Knowledge Discovery	08/07/2020

U.S. Patent No. 7,542,959	Feature Selection Using Support Vector Machine Classifier	05/01/2019

U.S. Patent No. 7,617,163	Kernels and Kernel Methods for Spectral Data	11/9/2021

U.S. Patent No. 7,624,074	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent No. 7,676,442	Selection of Features Predictive of Biological Conditions Using Protein Mass Spectrographic Data	08/07/2020

U.S. Patent No. 7,778,193	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,797,257	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent No. 7,805,388	Method for Feature Selection in a Support Vector Machine Using Feature Ranking	08/07/2020

U.S. Patent No. 7,890,445	Model Selection for Cluster Data Analysis	06/08/2024

U.S. Patent No. 7,921,068	Data Mining Platform for Knowledge Discovery from Heterogeneous Data Types and/or Heterogeneous Data Sources	05/20/2022

U.S. Patent No. 7,970,718	Feature Selection and for Evaluating Features Identified as Significant for Classifying Data	08/07/2020

U.S. Patent No. 8,008,012	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent No. 8,095,483	Support Vector Machine-Recursive Feature Elimination (SVM-RFE)	08/07/2020

U.S. Patent No. 8,126,825	Method for Visualizing Feature Ranking of a Subset of Features for Classifying Data Using a Support Vector	05/20/2022

U.S. Patent No. 8,209,269	Kernels for Identifying Patterns in Datasets Containing Noise or Transformation Invariance	05/07/2022

U.S. Patent No. 8,275,723	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent No. 8,293,461	Biomarkers Downregulated in Prostate Cancer	01/24/2022

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Canadian Patent No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Patent No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

German Patent No. 69943664.8	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Patent/Application No.	Title	Expiration Date

Indian Patent No. 212978	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Australian Patent No. 780050	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Canadian Patent No. 2,371,240	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Chinese Patent No. ZL00808062.3	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

German Patent No. DE60024452.0-08	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Canadian Patent No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

Canadian Patent No. 2,435,290	Computer Aided Image Analysis	01/23/2022

European Patent No.1356421	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Australian Patent No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Patent No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 4138486	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Patent No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Patent No. 2296105	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

German Patent No. 69943664.8	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Publication No. 1236173	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

European Publication No. 2357582	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Application No. 2001-534088	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

U.S. Patent Publication No. 2005/0165556	Colon Cancer-Specific Markers	05/01/2019

U.S. Patent Publication No. 2011/0106735	Recursive Feature Elimination Method Using Support Vector Machines	05/01/2019

Patent/Application No.	Title	Expiration Date

U.S. Patent Publication No. 2010/0205124	Support Vector Machine-Based Method for Analysis of Spectral Data	08/07/2020

U.S. Patent Publication No. 2011/0125683	Identification of Co-Regulation Patterns by Unsupervised Cluster Analysis of Gene Expression Data	05/17/2022

U.S. Patent Publication No. 2010/0256988	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Application No. 13/418,291	Biomarkers for Screening, Predicting, and Monitoring Benign Prostate Hyperplasia	01/24/2022

U.S. Patent Publication No. 2009/0215024	Biomarkers Upregulated in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0286240	Biomarkers Overexpressed in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0215058	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

European Publication No. 2373816	Methods for Screening, Predicting and Monitoring Prostate Cancer	12/04/2029

U.S. Patent Publication No. 2009/0226915	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0204557	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Australian Application No. 2009212193	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Chinese Application No. 200980110847.2	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

European Application No. 09709037.7	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Indian Application No. 5526/CHENP/2010	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Japanese Application No. 2010-546084	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Patent Publication No. 2012/0008838	System and Method for Remote Melanoma Screening	05/01/2019

HDC also owns intellectual property rights in U.S. patents covering the FGM technology.  The FGM portfolio includes two issued patents, which are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,920,451	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

U.S. Patent No. 7,366,719	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets	01/19/2021

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

Customers and Licensees

On January 6, 2012, we entered into the NeoGenomics License pursuant to which we granted to NeoGenomics Laboratories and its affiliates an exclusive worldwide license to certain of our patents and know-how to use, develop and sell products in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding our activities with NeoGenomics.

We have produced sales, licensing, and developmental revenue since 2005 through agreements with several customers and licensees.  In 2009, we entered into strategic alliance and licensing agreements with Abbott and Quest for commercialization of a new molecular diagnostic test for prostate cancer based on our discovered prostate cancer biomarker signature. The Company cancelled these license agreements in September 2012. In July 2008, we entered into a development and license agreement for the collaborative development and commercialization of SVM-based computer assisted diagnostic tests with DCL Laboratories (“DCL”) for the independent detection of ovarian, cervical and endometrial cancers.  However, in the first quarter of 2010, due to a shift in strategic direction, we mutually terminated the license with DCL.  In March 2010, we licensed the use of our SVM technology to SPM to develop a superior breast cancer prognostic test.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding these licensing activities.

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

The cautionary statements set forth in this “Risk Factors” section and elsewhere in this annual report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Among others, factors that could adversely affect actual results and performance include failure to successfully develop a profitable business, delays in identifying and enrolling customers, the inability to retain a significant number of customers, effectiveness and execution of licensing efforts, our ability to employ and retain key employees and experienced scientists, our access to tissue samples, loss of the ability to use certain patent rights, the inability to continue to protect our proprietary information, competitive conditions, our ability to remain competitive in a rapidly changing technological environment, acceptance of our products by the market, volatility in U.S. and global stock markets generally and in our stock price specifically, potential shareholder claims which could result in substantial dilution to our shareholders, economic conditions generally, the effect of current difficulties in the credit markets on our business, factors beyond our control, including, but not limited to, catastrophes (both natural and man-made), earthquakes, floods, fires, explosions, acts or terrorism or war, and the risks identified elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.  All forward looking statements and cautionary statements included in this report are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

Risks Related to Our Business

Our financial statements have been prepared on a going concern basis.

We have prepared our financial statements on a “going concern” basis which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

Our ability to continue as a going concern is dependent upon our licensing arrangements with third parties, achieving profitable operations, obtaining additional financing and successfully bringing our technologies to the market.  The outcome of these matters cannot be predicted at this time.  Our financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that might be necessary should we be unable to continue in business.

If the going concern assumption was not appropriate for our financial statements then adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.  Such adjustments may be material.

At December 31, 2012 we had $171,424 cash on hand along with NeoGenomics Stock for sale worth $1,716,160 and our current monthly cash expenses were approximately $185,000. As a result, the Company believes cash will be depleted by the end of 2013. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding our liquidity and capital resources.

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

Our expenses are expected to exceed our income until we successfully complete transactions resulting in significant revenue.  Accordingly, our capital will be decreased to pay these operating expenses.  If we ever become profitable, of which there is no assurance that we can, from time to time our operating expenses could exceed our income and thus our capital will be decreased to pay these operating expenses.  We may never achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Additionally, the Company may pay additional bonuses out of such revenue to senior management.  The payment of the Special Dividend and any bonuses to management will reduce the amount of cash able to be used to fund our operations, to pay dividends to holders of our Common Stock and to otherwise distribute to holders of our Common Stock upon a sale or liquidation. The payment of the Special Dividend and any bonuses to management will reduce the amount of cash able to be used to fund our operations, to pay dividends to holders of our common stock and to otherwise distribute to holders of our common stock upon a sale or liquidation.

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

Our operating results may vary from period to period due to numerous factors, many of which are outside our control, including the number, timing and acceptance of our services. Factors that may cause our results to vary by period include:

●	payments of milestones, license fees or research payments under the terms of our increasing number of external alliances;
●	changes in the demand for our products and services;
●	the nature, pricing and timing of products and services provided to our collaborators;
●	acquisition, licensing and other costs related to the expansion of our operations;

●	reduced capital investment for extended periods;
●	losses and expenses related to our investments in joint ventures and businesses;
●	regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information; and
●	changes in intellectual property laws that affect our rights in genetic information that we sell and license.

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

Our stock price has, since September 1, 2003, traded as high as $0.60 and as low as $0.03.  Our stock price could fluctuate significantly due to a number of factors beyond our control, including:

●	variations in our actual or anticipated operating results;
●	sales of substantial amounts of our stock;
●	announcements about us or about our competitors, including technological innovation or new products or services;
●	litigation and other developments related to our patents or other proprietary rights or those of our competitors;
●	conditions in the life sciences, pharmaceuticals or genomics industries; and
●	Governmental regulation and legislation.

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

Our SVM Portfolio utilizes technology that may be covered by the original hyperplane patent (Pat. No. 5,649,068) owned by Lucent Technologies GRL Corporation (“Lucent”).  We have obtained an assignment of a pre-existing patent license from Lucent. If Lucent were to terminate the license, it is possible that we would not be able to use portions of the SVM technology.

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

            In addition, we may not be able to control the amount and timing of resources our collaborators devote to the product candidates and collaborators may not perform their obligations as expected. Additionally, business combinations or changes in a collaborator’s business strategy may negatively affect its willingness or ability to complete its obligations under the arrangement with us.  Furthermore, our rights in any intellectual property or products that may result from our collaborations may depend on additional investment of money that we may not be able or willing to make.

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

Management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.  Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

Risks of failure are inseparable from the process of developing and commercializing drugs, therapies, diagnostic products and other life science products. These risks include the possibility that any of these products will:

●	be found to be toxic or ineffective;
●	fail to receive necessary regulatory approvals;
●	be difficult or impossible to manufacture on a large scale;
●	be uneconomical to market;
●	fail to be developed prior to the successful marketing of similar products by competitors; or
●	be impossible to market because they infringe on the proprietary rights of third parties or compete with superior products marketed by third parties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property.  We lease 650 square feet of office space in Hanson, Massachusetts, pursuant to a twelve month lease dated February 1, 2013. We currently pay base rent in the amount of $1,000 per month. Our principal executive office is located at 620 County Road, Hanson, MA 02341, and our telephone number is (339) 244-1223.

ITEM 3. LEGAL PROCEEDINGS

In April 2012, R. Scott Tobin, a former officer of the Company, filed suit in a Georgia state court against Stephen D. Barnhill, M.D., alleging that Dr. Barnhill had made defamatory statements about Mr. Tobin.  Dr. Barnhill, through his counsel, has removed the action to federal court and has filed an answer denying Mr. Tobin’s allegations.  On October 24, 2012, Dr. Barnhill filed a third party complaint against the Company seeking indemnity from the Company for any expenses incurred by Dr. Barnhill in the defense of the Tobin lawsuit and for any damages assessed against Dr. Barnhill in the litigation. The Company does not believe Dr. Barnhill is entitled to indemnification or for expenses to be paid by the Company on Dr. Barnhill’s behalf with regards to this matter.

ITEM 4. MINE  SAFETY DISCLOSURES

Not Applicable.

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

	High	Low
First Quarter 2011	$0.17	$0.09
Second Quarter 2011	$0.15	$0.10
Third Quarter 2011	$0.09	$0.06
Fourth Quarter 2011	$0.13	$0.06

	High	Low
First Quarter 2012	$0.10	$0.08
Second Quarter 2012	$0.11	$0.07
Third Quarter 2012	$0.10	$0.06
Fourth Quarter 2012	$0.07	$0.04

            Holders of Record

As of March 29, 2013, there were approximately 290 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the equity securities of the Company which are authorized for issuance to employees, directors and consultants in consideration for services as of December 31, 2012:

Equity Compensation Plan Information

	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted- average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	12,250,000	$.10	-
Total	12,250,000	$.10	-

Sales of Unregistered Securities

On April 7, 2011, the Board of Directors of the Company appointed Maher Albitar, M.D., the Company’s Chief Medical Officer, to the Board of Directors. In connection with such appointment, the Company granted Dr. Albitar an option to purchase 1,500,000 shares of common stock. The options vested 250,000 shares every six months and had an exercise price of $0.12. The options expire on April 7, 2016.  The fair value of each option granted is $0.087 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.31%, an expected life of 5 years, and volatility of 94%.  The aggregate computed value of these options was $130,280, and this amount was charged as an expense over the three year vesting period.  Upon Dr. Albitar’s resignation from the Board of Directors on November 15, 2012, these options were forfeited.  The computed value is no longer being charge as an expense.

In connection with his appointment to the Board of Directors in October 2010, on April 7, 2011, the Company granted to Mr. Curtis G. Anderson an option to purchase 1,500,000 shares of the Company’s common stock. The options vested 250,000 shares every six months, had an exercise price of $0.12, and expire on April 7, 2016.  The fair value of each option granted is $0.087 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 2.31%, an expected life of 5 years, and volatility of 94%.  The aggregate computed value of these options was $130,280, and this amount was charged as an expense over the three year vesting period. Upon Mr. Anderson’s resignation from the Board of Directors on November 25, 2012, these options were forfeited.  The computed value is no longer being charge as an expense.

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

On December 18, 2012, the Company entered into an employment agreement with John A. Norris, J.D., M.B.A. to serve as our Chief Executive Officer. Under the terms of his employment agreement, Dr. Norris received a one-time bonus of 1,000,000 shares of the Company’s common stock.

Dr. Norris also was granted an option to purchase shares of the Company’s common stock. These options will be granted and vest according to the following schedule: (i) 1,000,000 options were granted on December 18, 2012 at an exercise price of $0.05 and vest during the six months following the grant date, (ii) 2,000,000 options shall be granted at the signing (or automatic extension) of a three year employment agreement and vest during the twelve months following the grant date, (iii) 3,000,000 options shall be granted  on the one year anniversary of the signing of the three year employment agreement and vest during the twelve months following the grant date, and (iv) 4,000,000 options shall be granted on the  second anniversary of the signing of the three year employment agreement and vest during the twelve months following the grant date.

In addition, the employment agreement contains an additional equity component pursuant to which Dr. Norris shall receive a grant of 5,000,000 shares of the Company’s common stock over the course of the three year employment agreement provided certain performance milestones are met. Specifically, the grants of common stock  are contingent upon the occurrence of the following events:  (1) a grant of 1,666,667 shares if the Company’s market capitalization during the first year increases by $25,000,000.00 above the market capitalization on the day of execution of the agreement, (2) a grant of 1,666,667 shares if the Company’s market capitalization during the second year of the term increases by 50% over the market capitalization on the one year anniversary of the agreement,  (3) a grant of 1,666,667 shares will be made if the Company’s market cap during the third year of the term increases by 50% over the market capitalization on the second year anniversary of the agreement. In each future period, the Company will calculate the probability of the milestone being met and a contingent liability will be disclosed as such in the footnotes to our financial statements. At December 31, 2012, no accrual has been made as the probability of meeting the performance milestones at December 31, 2012 is remote.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Overview

Our Company is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  The Company operates primarily in the field of molecular diagnostics where such tools are critical to scientific discovery.  The terms artificial intelligence and machine learning are sometimes used to describe pattern recognition tools.

HDC’s mission is to use its patents, intellectual prowess, and clinical partnerships principally to identify patterns that can advance the science of medicine, as well as to advance the effective use of our technology in other diverse business disciplines, including the high-tech, financial, and healthcare technology markets.

Our historical foundation lies in the molecular diagnostics field where we have made a number of discoveries that play a critical role in developing more personalized approaches to the diagnosis and treatment of certain diseases.  However, our SVM assets in particular have broad applicability in many other fields.  Intelligently applied, HDC’s pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery.

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

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities.  In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies.  Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensure of the SVM and FGM technologies directly to diagnostic companies; and, the formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

Operational Activities

The Company markets its technology and related developmental expertise to prospects in the healthcare, biotech, and life sciences industries.  Given the scope of some of these prospects, the sales cycle can be quite long, but management believes that these marketing efforts may produce favorable results in the future.

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

NeoGenomics Laboratories agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetics Interpretation System”, and a “Flow Cytometry Interpretation System.” In January 2013,  NeoGenomics informed the Company of its intent to continue under the terms of the license and therefore extend the license for the first of its one-year extensions discussed above.

If NeoGenomics Laboratories has not generated $5.0 million of net revenue from products, services and sublicensing arrangements within five years, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

The Company believes our relationship with NeoGenomics is instrumental in our medical and diagnostic testing development.  We further believe the majority, if not all, of our applications in the medical field will be done in conjunction with the NeoGenomics License.

Plasma Test for Prostate Cancer

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

The volume of images processed thus far been significantly less than expected and revenues to date from Retinalyze have been negligible. Retinalyze, LLC continues to evaluate options to improve the product with the goal of solving this slower than expected adoption issue thereby allowing the analysis of a higher volume of scans. In addition, the Company is evaluating all options related to the product with the goal of optimal commercialization of this technology.

Intellectual Property Developments

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

In March 2012, in consideration of recent court decisions relating to the patentability of genes, the Company revised its approach to obtaining a patent covering genes that have been identified as biomarkers for screening for BPH (benign prostate hyperplasia).  The change in strategy involved filing a new continuation application directed to a method for screening for BPH using the same genes as were claimed in the parent application, then allowing the parent application to lapse.  The continuation application will be entitled to the same priority as its parent.

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

Also in May 2012, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a system for providing data analysis services using a support vector machine for processing data received from a remote source.  Once issued, this will be the Company’s third patent covering a fee-for-service SVM analysis, with claimed uses including medical and financial analysis.

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

Also in June 2012, the Company filed a new patent application covering the use of SVM technology for the evaluation of chromosomal abnormalities.  The method of computer-aided karyotyping described in the application has the potential of providing a significant improvement over current methods in which images of chromosomes must be manually evaluated in a tedious and sometimes error-prone process.

In July 2012, the Japanese Patent Office issued a notice of intention to grant a patent covering the Company’s SVM-RFE method.  This will be the Company’s second Japanese patent and the tenth patent worldwide covering the SVM-RFE method.

In September 2012, the U.S. Patent and Trademark Office granted Patent No. 8,275,723 to the Company covering a system for providing data analysis services using a support vector machine for processing data received from a remote source.  This is the Company’s third patent covering a fee-for-service SVM analysis, with claimed uses including both medical and financial analyses.

In October 2012, the European Patent Office granted a patent to the Company covering a system for providing data analysis services using a support vector machine for processing data received from a remote source.  The patent will be validated in several European countries including the UK, France, Germany, Ireland, and Switzerland.

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

With the recently issued patents, the Company now holds the exclusive rights to 57 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  The Company also has 23 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.  The reduction in the total number of issued and pending patents during 2012 resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse.  This in turn reduced the Company’s total expenses for patent maintenance.

Intel Update

In October 2012, the US Patent and Trademark Office (“USPTO”) issued a reexamination certificate for Intel’s U.S. Patent No. 7,685,077, which issued in 2010 with claims covering SVM-RFE.  The reexamination certificate confirms the patentability of the claims as amended during the reexamination proceedings.

While disappointed with issuance of the reexamination certificate, the Company draws encouragement from the fact that the USPTO has agreed that all elements of the Company’s patented SVM-RFE method are present in the Intel claims. A fundamental principle of patent law is that the addition of one or more elements to a patented claim does not avoid infringement.  In this case, Intel merely added a standard computer operation to the Company’s SVM-RFE method.  Furthermore, possession of a patent on series of steps does not avoid infringement of a patent covering a subset of those steps.

The Company submitted a request to the USPTO to initiate interference proceedings once the reexamination certificate was issued and has subsequently received a final rejection in the application that was filed to provoke the interference.  The reasoning behind the rejection has been uniformly criticized in decisions by both the Patent Office Board of Appeals and the Federal Appeals Court in cases with nearly identical facts.  A response referring to these decisions has been submitted to the USPTO, and reversal of the rejection is expected, although the USPTO has yet to act on this response.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenue

Since December 31, 2005, the Company has received cash from revenue generating activities totaling $3,974,928, which consists of recorded revenue of $1,733,324 through December 31, 2012 and deferred revenue yet to be recognized of $2,241,604 at December 31, 2012.

For the year ended December 31, 2012, revenue was $1,585,517 compared with $118,954 in revenue for the year ended December 31, 2011.  Revenue is recognized for licensing and development fees over the period earned, which in most cases is the length of the license.  The revenue recognized in 2012 was primarily the recognition of revenue of $981,600 associated with our NeoGenomics, License which revenue did not occur in 2011.  As of December 31, 2012, the Company had deferred revenue of $2,241,604, which includes cash received but not yet recognized as revenue. Deferred revenue was $831,864 at December 31, 2011. The increase in revenue recognized is due to the revenue recognition of the NeoGenomics License and the acceleration of revenue pertaining to existing license agreements which were terminated in 2012.

Operating and Other Expenses

Amortization expense, which is the amortization of costs of acquiring or filing of patents over their estimated useful lives, was $262,719 for the twelve months ended December 31, 2012 and 2011.

Professional and consulting fees totaled $698,676 for 2012 compared with $629,501 for 2011.  These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees.  The increase was due to an increase in professional services provided to the Company, specifically consulting fees paid to our former CEO.

Legal fees remained virtually unchanged with fees of $228,557 during the period ending December 31, 2012, and were $221,113 during the same period 2011.

Research and development fees were $127,648 during 2012 and $250,971 for the same period in 2011. This decrease relates primarily to the completion of costs related to the MelApp product which was completed in 2011.  The research and development fees in 2012 were related primarily to fees paid to consultants relating to the development work completed as a part of our NeoGenomics License.

Compensation expense of $1,483,899 for the twelve months ended December 31, 2012 was higher than the $1,135,189 reported for the comparable period of 2011. The increase is attributed to a bonus paid to our former CEO related to the NeoGenomics License.

Other general and administrative expenses decreased from $634,452 in 2011 to $621,266 in 2012.  This decrease principally was due to a reduction in travel costs and management’s efforts in reducing other costs.

Loss from Operations

The loss from operations for the twelve months ended December 31, 2012 was $1,837,248 compared to a loss from operations of $3,014,991 for the prior year.  The reduced loss was due to the increase in revenue related to the NeoGenomics License and the acceleration of revenue recognition as previously discussed.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  As of December 31, 2012, the unrealized gain on NeoGenomics stock held at the end of the reporting period was $726,600, which is recorded as other income in the statements of operations.  In addition, the Company realized a gain on the sale of NeoGenomics stock of $668,852 in 2012. During the same period in 2011, the Company did not own any NeoGenomics stock.

Interest income was $1,059 for the twelve months ended December 31, 2012, compared to $6,385 in 2011.  Interest income decreased because the Company had less cash on hand to invest throughout the 2012 period.

The Company negotiated a settlement in 2011 with a service provider regarding their fees.  As a result, the Company realized an increase in other income and expense (gain on payables restructuring) of $483,658 in 2011.  For the period ending December 31, 2012, there were no gains on payable restructuring.

Net Loss

The net loss for the twelve months ended December 31, 2012 was $440,737 compared to a net loss of $2,524,948 for the twelve months ended December 31, 2011.  The reduced net loss was due to the overall increase in revenue as previously discussed. Specifically, the revenue from the NeoGenomics License and accelerated revenue recognition for cancelled agreements with Quest and Abbott were primarily responsible for the reduction in net loss in 2012.

Net loss per share attributable to common shareholders was $0.002 and $0.012 for twelve months ended December 31, 2012 and 2011, respectfully.

Liquidity and Capital Resources

At December 31, 2012, the Company had $171,424 in cash and cash equivalents and total current liabilities of $1,220,278.  The primary amount of current liabilities relates to $1,024,988 in deferred revenue. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics Stock has increased in value, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result we do not believe we have sufficient resources to meet all of our current obligations unless the Company is able to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets.  None of these options are definitive and there is no guarantee the Company will be successful in these fund raising efforts.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Compensation	$53,000	$53,000	$-
Office Lease	$12,000	$12,000	$-
Total	$65,000	$65,000	$-

The Company has relied primarily on equity and debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations.  The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been unable to generate significant revenue, as further described above.  As a result, the Company has implemented a cash conservation program.

Cash Flow from Operating Activities

For the year ended December 31, 2012, the Company had a net loss of $440,737 with $1,968,217 of cash being used by operating activities. During 2012, $1,620,214 was provided by investment activities primarily from the sale of 668,000 shares of the 1,360,000 NeoGenomics shares that were received as a part of the NeoGenomics License signed in January 2012.  In addition, there was no cash provided by financing activities during 2012.  As a result, the Company realized a decrease of cash of $718,902 during the year ended December 31, 2012.

The Company has taken steps to reduce the Company’s expenditures in order to reduce the “burn rate” to approximately $185,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level.

Cash Flow from Financing Activities

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $455,546 as of December 31, 2012 and $316,064 as of December 31, 2011.

During 2011, two Series B holders requested, and the Company complied with the Series B holders’ request to convert 1,437,500 Series B Preferred Stock to Common Stock.  The Company also paid the Series B holders who chose to convert, their portion of the accrued special dividend and accrued dividend.  The total paid to these Series B holders was $19,729.

During the fourth quarter of 2012, the Company made payments to the Series B holders for the special dividend. Dividends in the amount of $21,018 had been accrued for Series B Preferred Stock special dividend as of December 31, 2011 and the $349,882 was accrued as a result of the NeoGenomics transaction in 2012.  These accruals resulted in the Company making the required payment to the Series B Preferred shareholders of approximately $370,900.

The Company has relied primarily on equity funding plus debt financing for liquidity.  In the longer term, the Company plans to generate additional cash from its licensing arrangement with NeoGenomics  While the Company has produced limited revenue, it must continue to do so in order to generate sufficient cash to continue operations.  The Company does not believe it currently has sufficient cash to support operations until it is able to generate revenue through royalty payments from licensing deals from its patent portfolio and development fees for providing services related to those patents. There can be no assurance that the Company will be able to fully implement its cash conservation program, sell sufficient number of NeoGenomics shares to fund ongoing operations, or generate sufficient revenues from the NeoGenomics License that would permit funding of ongoing operations. In such event, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings.  There can be no assurance that the Company will be able to secure such funding.

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

We assess the carrying value of intangible and other long-lived assets at least annually, which requires us to make assumptions and judgments regarding the future cash flows related to these assets.  The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of events or changes in circumstances such as:

●	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;
●	loss of legal ownership or title to the asset;
●	significant changes in our strategic business objectives and utilization of the asset(s); and
●	the impact of significant negative industry or economic trends.

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

 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company. The Company is planning on implementing an accounting policy and procedure plan during the second quarter of 2013.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors are:
Name	Age	Position
John A. Norris, J.D., M.B.A. Mark A. Moore, Ph.D. Hong Zhang, Ph.D. Herbert A. Fritsche, Ph.D.	65 67 49 70	Chief Executive Officer and Director Vice President, Product Development Senior Vice President, Computational Medicine Senior Vice President, Chief Science Officer and Director (Retired)
Joseph McKenzie, D.V.M.	62	Chairman, Board of Directors
David Eckoff	48	Director
Sumio Takeichi	72	Director

The following sets forth the biographical information for our executive officers:

John A. Norris, J.D., M.B.A. has served as our Chief Executive Officer since December 18, 2012.  Previously, Dr. Norris served as Senior Vice President, Chief Regulatory and Technology Officer since October 2010. Dr. Norris served as our Chief Operating Officer from September 2009 to October 2010.  Dr. Norris also serves as Chairman of Norris Capital.  From March 2007 to November 2008, Dr. Norris served as the Chairman and CEO of Needlebot, Inc.  From May 1999 to June 2005 Dr. Norris served as the Chairman and CEO of Coprindm Corporation (now Decision View). Dr. Norris is a former Principal Deputy Commissioner and COO of the US FDA in Washington, DC, where he led the last major FDA reform initiative, from May 1984 to May 1988.  This work was performed under the overall leadership and guidance of President Ronald Reagan, HHS Secretaries Margaret Heckler and Dr. Otis Bowen, FDA Commissioner Dr. Frank Young, Senator Orrin Hatch and Congressman Paul Rogers.  Dr. Norris also taught healthcare policy and management (including healthcare-reform, Medicare-reform, healthcare-IT-reform, personalized-medicine-reform, and FDA-reform) at Harvard University, and was founder and faculty-editor-in-chief of the American Journal of Law, Medicine, and Ethics, a leading academic publication covering healthcare policy, law, regulation, management, finance, and ethics.  Dr. Norris has been the CEO to a significant number of successful life-sciences and healthcare-IT companies and has served on the boards of and/or consulted with dozens more.  For example, he helped the billion dollar turn-around of the laser eye surgery company, Summit Technology.  Additionally, he has consulted with senior executives of leading companies, including Pfizer, Merck, Johnson & Johnson, and Glaxo Smithkline, among others.

Mark A. Moore, Ph.D., was appointed interim Chief Operating Officer of the Company on November 16, 2012.  Dr. Moore has subsequently taken the role of Vice President, Product Development on a permanent basis.  In addition to his role with HDC, Dr. Moore serves as Chairman and Chief Executive Officer of SVM Capital, LLC (“SVM Capital”). SVM Capital was formed as a joint venture between the Company and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”), an absolute return hedge fund, to explore and exploit the potential applicability of the Company’s SVM technology to quantitative investment management techniques.  Dr. Moore received a B.A. degree in Science and Philosophy from Florida Atlantic University in 1966. He received a Ph.D. in Philosophy with an emphasis on Value Theory and Logic from the University of Tennessee, Knoxville in 1973. Currently, Dr. Moore is also Chairman of Atlantic Alpha. In addition, Dr. Moore has served as Treasurer and Chairman of Memorial Health University Hospital Foundation as well as a member of the Board of Directors of Memorial Health University, where he is a member of the Investment and Finance Committee. Dr. Moore remains a member of Memorial Foundation Board.

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

Herbert A. Fritsche, Ph.D., was appointed as our Senior Vice President, Chief Science Officer on September 1, 2010. He also serves as a member of our Board of Directors since July 2011. Prior to these positions, Dr. Fritsche was Professor of Laboratory Medicine and Chief of the Clinical Chemistry Section at The University of Texas, M.D. Anderson Cancer Center in Houston, Texas.   During his 42 years at M.D. Anderson Cancer Center, Dr. Fritsche has focused his research activities on the development and validation of cancer diagnostics.   Dr. Fritsche has participated in the validation and FDA clearance process for every commercial serum tumor marker product currently in use in the United States.  Dr. Fritsche has served as President of the Clinical Ligand Assay Society (CLAS) and on various committees for both the CLAS and the American Association for Clinical Chemistry (AACC).   He is a fellow of the National Academy of Clinical Biochemistry and was awarded the National Award for Contributions in Education by the AACC; the Outstanding Clinical Chemist Award by the Texas Section, AACC; a Dean’s Excellence Award for the University of Texas Graduate School of Biomedical Science; a Distinguished Scientist Award from the CLAS; and the Johnson and Johnson Award for Outstanding Research and Contributions to Clinical Biochemistry from the National Academy of Clinical Biochemistry. Dr. Fritsche currently serves on the Expert Panel for developing Tumor Marker Practice Guidelines for the American Society of Clinical Oncology, and the Laboratory Practice Guidelines Committee for the National Academy of Clinical Biochemistry.   In addition, he serves on the Editorial Board of six international scientific journals. Dr. Fritsche serves as a consultant/advisor to the National Cancer Institute and for some major international diagnostic companies and biotech start-up companies.   Dr. Fritsche has published over 170 peered reviewed scientific papers, invited articles and book chapters.   Dr. Fritsche holds 3 patents and has 2 other applications on file.   He has lectured extensively for many years at international and national meetings. Dr. Fritsche retired from the Company as an executive and Director on December 31, 2012.  He continues to serve the Company as a Consultant.

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

David Eckoff joined the Board of Directors on February 25, 2013. Mr. Eckoff is an experienced entrepreneur, technological innovator, and corporate executive with more than twenty-five years of experience. Mr. Eckoff is Co-Founder of Pickoff LLC, a technology startup developing a SaaS social games platform. He is also an advisor to technology companies, helping take revolutionary ideas from the drawing board to market. Eckoff has advised companies including Kleiner Perkins backed Zazzle.com, live interactive broadcasting platform Ustream.TV, 3D Virtual World innovator Kaneva, and more.

Previously, Mr. Eckoff was Vice President, New Products at Turner Broadcasting (a Time Warner company, NYSE: TWX) responsible for overseeing the development, evaluation and launch of new products across the Turner entertainment, news and animation divisions. Before joining Turner, Mr. Eckoff was Senior Director at RealNetworks Inc. (NASDAQ: RNWK). Before joining Real, Mr. Eckoff was Senior Vice-President at Rivals.com, and was employed by IBM Corporation (NYSE: IBM) and Raytheon Company (NYSE: RTN) in various financial management positions.

Mr. Eckoff holds an MBA from the University of North Carolina at Chapel Hill and a BBA in accounting from the University of Massachusetts Amherst.

Sumio Takeichi joined the Board of Directors on December 6, 2012. Mr. Takeichi is a Japanese citizen who is a well-known and widely respected high-tech businessman in Japan and throughout Asia, who served as Director of Cangen Corporation, USA, Senior Corporate Advisor of Cangen Biotechnologies, Inc., and President of Cangen Japan.  Cangen Biotechnologies, Inc., a cancer-focused biotechnology company, developed and marketed diagnostic tests for early detection of cancer.

Mr. Takeichi is a former director of the Mitsubishi Corporation which, with 60,000 employees, is one of the world’s largest corporations.  In addition, he served as Executive Vice President of the Mitsubishi International Corporation, New York, USA, Chief Representative for Mitsubishi International Corporation in Washington, D.C., General Manager of Mitsubishi Corporation, Tokyo, and Manager of Mitsubishi International GmbH, Dusseldorf, Germany.  He currently serves as a corporate advisor of the Mitsubishi Corporation.

In addition, Mr. Takeichi presently serves as the Senior Advisor to the Governor of Kanagawa Prefecture, Japan’s second largest state government, after Tokyo.  He also serves as a Special Advisor to the Japan Management Association (JMA), Japan’s largest management association; having more than 1,300 Tokyo Stock Exchange listed corporations as its members.  He also serves as a Principal Member of the Green Finance Corporation (GFC), and as a Principal Member of the Food, Drug, Device and Healthcare Strategic Service Corporation (FDDH SSC), as well as, Secretary General of FTRT (Financial Technology Roundtable among MOF, FSA, National Tax Bureau) in Tokyo, Japan.  Mr. Takeichi’s previous positions include a three-year tenure as ... the Director of Marketing and Business Development at IFC (International Finance Corporation, part of the World Bank Group).  He also served as Chairman of the Cosmos Alliance Board in Washington, D.C., a US Bio Venture-Capital firm established by Dr. Frank Young, Former US FDA Commissioner, and Dr. John Norris, Former US Deputy FDA Commissioner,

Mr. Takeichi received a B.A. in Economics from Keio University in 1966 and has since received advanced certification from the Japan Management Association and the Harvard Graduate School of Business.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to our Chief Executive Officer and Principal Financial Officer.  This Code of Ethics is posted on our website at www.healthdiscoverycorp.com.  The Code of Ethics is also available without charge upon request directed to Investor Relations, Health Discovery Corporation, 620 County Road, Hanson, MA 02341.  The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last two fiscal years:
Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total
John A. Norris, J.D., M.B.A.	2012	$125,000	$50,000		$-		$175,000
Chief Executive Officer	2011	$120,000	$30,000		$1,186	(1)	$151,186

Mark A. Moore, Ph.D.	2012	$13,846	-		-		$13,846
Vice President, Product Development	2011	$-	-		-		$-

Hong Zhang, Ph.D.	2012	$132,000	-		-		$132,000
Senior Vice President, Computational Medicine	2011	$132,000	-		-		$132,000

Herbert A. Fritsche, Ph.D. (2)	2012	$230,769	-		$8,009	(1)	$238,778
Senior Vice President, Chief Science Officer	2011	$250,000	-		-		$250,000

Stephen D. Barnhill, M.D., Former Chairman	2012	$264,423	$377,441	(4)	$129,770	(5)	$771,634
and Chief Executive Officer (3)	2011	$300,000	$4,534		$37,203	(1)	$341,737

(1)	Represents health insurance premiums and reimbursed healthcare costs.
(2)	Dr. Fritsche retired as a full time employee and director as of December 31, 2012. He continues as a consultant to the Company.
(3)	Dr. Barnhill resigned as a CEO on October 21, 2012.
(4)	Represents $100,000 in costs associated with stock grant and $277,441 in cash bonus.
(5)	Represents $71,400 in consulting fees, $35,485 in health insurance premiums, and $22,885 in vacation time.

Employment Agreements

John A. Norris, J.D., M.B.A.

On December 18, 2012, the Board of Directors appointed John A. Norris, J.D., M.B.A. as Chief Executive Officer. The Board of Directors also granted Dr. Norris a 2012 year-end bonus of $50,000 as well as entered into a new employment agreement with him. The employment agreement has an initial term of six months and the Company shall, absent prior proper termination, automatically enter into a three year agreement with Dr. Norris.

Under the terms of the employment agreement, Dr. Norris received a one-time bonus of 1,000,000 shares of the Company’s common stock and an annual base salary of $250,000. Dr. Norris will also be eligible to receive a cash bonus equal to $100,000 for every $0.01 in earnings per share as measured by US GAAP with a maximum of $400,000 received during each calendar year of the agreement. The Company will pay a $100,000 cash bonus to Dr. Norris if the Company obtains equity investment of at least $10,000,000 before the six month anniversary of the employment agreement.

Dr. Norris may receive an option to purchase 10,000,000 shares of common stock according to the vesting schedule disclosed earlier. Dr. Norris may also receive a grant of 5,000,000 of shares of the Company’s common stock upon the Company attaining certain performance metrics in market capitalization.

Dr. Norris is eligible to be reimbursed monthly for reasonable and necessary business expenses and to receive health insurance benefits and other benefits. Dr. Norris will be entitled to twenty paid vacation days during the calendar year. If Dr. Norris’ employment is terminated Without Cause, as that term is defined in the employment agreement, or if Dr. Norris terminates the employment agreement for Good Reason, as that term is defined in the employment agreement, then Dr. Norris will receive severance and an acceleration of his equity vesting terms. If the employment agreement is terminated for any other reason than Without Cause or for Good Reason, Dr. Norris is not eligible to receive severance. The employment agreements also generally provides that Dr. Norris will keep confidential information confidential and that he will not compete with us in our business nor solicit our customers or employees following termination of employment.

Stephen D. Barnhill, M.D.

On May 14, 2012, the Company entered into a new employment agreement with Dr. Stephen Barnhill for his employment as Chief Executive Officer. Dr. Barnhill’s existing employment agreement expired on August 30, 2010 and the Company and Dr. Barnhill agreed to extend those terms on a month to month basis while negotiating this new agreement.

The employment agreement had a term of three years. Under the terms of the employment agreement, Dr. Barnhill received a one-time retention signing bonus of 1,000,000 shares of the Company’s common stock and an annual base salary of $350,000. The fair value of this stock grant was based on the closing price of the Company’s stock on the date of the grant.  As a result, the Company recognized a cost of $100,000 during the second quarter 2012.

On October 21, 2012, Stephen D. Barnhill, M.D., resigned as an employee of the Company, effective immediately, and resigned as Chief Executive Officer of the Company, effective upon the appointment of his successor.  Dr. Barnhill continued to serve in the role of interim Chief Executive Officer until the Board of Directors identifies and appoints a successor which occurred on December 18th 2012 with the appointment of Dr. Norris as CEO.

In connection with his resignation as an employee and his continued service as a consultant to the Company, the Company entered into a consulting agreement with Dr. Barnhill. The consulting agreement includes among its provisions compensation to Dr. Barnhill at the rate of $200 per hour for a minimum of 35 hours per week.  The Company also agreed to pay Dr. Barnhill his earned but unused vacation for 2012 upon execution of the Consulting Agreement.

After giving Dr. Barnhill notice, the Company terminated the Consulting Agreement by and between the Company and Dr. Barnhill, effective January 31, 2013, for cause. Dr. Barnhill was required to work within the terms of Consulting Agreement in order to continue to receive payment under the Consulting Agreement.  The cause for termination was due to performance issues.  Additionally, because the termination was for cause, Dr. Barnhill is no longer entitled to receive payment from the Company.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
John A. Norris, J.D., M.B.A.	-	1,000,000	$0.05	December 18, 2017
Mark A. Moore, Ph.D.	-	-	-	-
Hong Zhang, Ph.D.	-	-	-	-
Herbert A. Fritsche, Ph.D.	-	-	-	-
Stephen D. Barnhill, M.D.	5,000,000	-	$0.08	February 16, 2013

Director Compensation

Outside directors are paid $1.00 each year.  Each outside director was awarded options in either 2012 or 2013 to purchase shares of the Company’s Common Stock as described below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
John A. Norris, J.D., M.B.A. (1)	$0.00	$0.00	$0.00
Joseph McKenzie, D.V.M. (2)	$1.00	$28,956	$28,957
David Eckoff (1)	$0.00	$0.00	$0.00
Sumio Takeichi (1)	$0.00	$0.00	$0.00

(1)	1,500,000 options granted on February 28, 2013
(2)
500,000 options granted in 2009 are fully vested as of December 31, 2012. 1,000,000 options granted in 2011, 750,000 were vested as of December 31, 2012. An additional 250,000 options vest in April 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our Common Stock as of March 29, 2013 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and (iv) all of our executive officers and directors as a group.  At March 29, 2013, there were 233,773,144 shares of Common Stock outstanding and 17,340,175 shares of Series B Preferred Stock outstanding.  At March 29, 2013 there were no shares of Series A Preferred Stock outstanding. Unless otherwise noted, the address of each beneficial owner below is 620 County Road, Hanson, MA 02341

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
John A. Norris, J.D., M.B.A., Chief Executive Officer and Director	1,000,000	(2)	*
Joseph McKenzie, D.V.M., Chairman, Board of Directors	7,056,225	(3)	3.0%
David Eckoff, Director	-	(4)	*
Sumio Takeichi, Director	-	(4)	*
Mark A. Moore, Ph.D., Vice President, Product Development	844,000		*
Hong Zhang, Ph.D., Senior Vice President, Computational Medicine	-		*
Herbert A. Fritsche, Ph.D., Senior Vice President, Chief Science Officer and Director (Retired)	1,000,000	(5)	*
Stephen D. Barnhill, M.D., Former Chairman and Chief Executive Officer	8,600,000	(6)	3.7%
William F. Quirk, Jr. 10 Walter Witch Crossing Savannah, Georgia 31411	21,232,460		9.1%
All executive officers and directors as a group (8 persons)	18,500,225		7.8%

*	Less than 1%
(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of March 29, 2013.

(2)	Does not include options granted in December 2012 and February 2013 which are not exercisable within 60 days of March 29, 2013.
(3)	Consists of 1,500,000 currently exercisable options.
(4)	Does not include options granted in February 2013 which are not exercisable within 60 days of March 29, 2013.
(5)	Includes 1,000,000 currently exercisable options granted in January 2013.
(6)	Includes 5,000,000 shares held by the Barnhill Group LLC.

For Equity Compensation Plan Information Table, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 29, 2013, the following directors are independent according to those standards: Dr. McKenzie, Mr. Eckoff and Mr. Takeichi. Dr. Norris is not independent according to the New York Stock Exchange independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2012 and 2011.

	2012	2011

Audit Fees	$87,500	$82,500

Audit-Related Fees	$16,686	$12,385

Tax Fees	$8,250	$8,225

Sub-Total	$112,436	$103,110

All Other Fees	$-	$-

Total Fees	$112,436	$103,110

Audit Fees.  This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the Securities and Exchange Commission during 2012 and 2011, including out of pocket expenses.

Audit-Related Fees.  This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.

Tax Fees.  This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2012 and 2011.

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

(b)
The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(b) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-K:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

10.1	License Agreement between Health Discovery Corporation and Abbott Molecular Inc., dated January 30, 2009. Registrant incorporates by reference Exhibit 10.13 to Form 10-K filed March 31, 2009. **

10.2
License Agreement between Health Discovery Corporation and Quest Diagnostics Incorporated, dated January 30, 2009. Registrant incorporates by reference Exhibit 10.3 to Form 8-K filed February 5, 2009. **

10.3
Development Agreement by and among the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated dated March 11, 2010.  Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.4
Licensing Agreement by and among the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated dated March 11, 2010. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.5	License Agreement, dated August 22, 2008, by and between the Company and Smart Personalized Medicine, LLC. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.6
Amendment to License Agreement by and between the Company and Smart Personalized Medicine, LLC dated as of March 11, 2010.  Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.7	Settlement and Release Agreement with Prime Mover Capital Partners, LP. Registrant incorporates by reference Exhibit 10.1 to Form 10-Q/A filed on February 11, 2011.

10.8
Settlement and Release Agreement between the Company and William F. Quirk, Jr. dated as of September 22, 2010. Registrant incorporates by reference Exhibit 10.2 to Form 10-Q filed on November 15, 2010.

10.9
Release Agreement between the Company and R. Scott Tobin dated October 2, 2010. Registrant incorporates by reference Exhibit 10.24 to Registration Statement on Form S-1 (333-171120) filed on December 8, 2010.

10.10
License Agreement, dated January 6, 2012, between Health Discovery Corporation and NeoGenomics Laboratories, Inc. Registrant incorporates by reference Exhibit 10.27 to Form 8-K filed on January 12, 2012.

10.11	Consulting Agreement between the Company and Stephen D. Barnhill, M.D. dated as of October 21, 2012. Registrant incorporates by reference Exhibit 10.1 to Form 10-Q filed on November 16, 2012.*

10.12	Employment Agreement between the Company and John A. Norris, J.D., M.B.A. dated as of December 18, 2012. Filed herewith. *

10.13	Termination Letter to the Consulting Agreement with Stephen D. Barnhill, M.D. dated January 31, 2013. Filed herewith *

23.1	Consent of Hancock Askew & Co. LLP. Filed herewith.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Filed herewith.
* **	Management contract or compensatory plan or arrangement Portions of exhibit have been omitted pursuant to a confidentially agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DISCOVERY CORPORATION

By:	/s/ John A. Norris, J.D., M.B.A.
Chief Executive Officer,
Principal Financial Officer, and Principal Accounting Officer

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Norris, J.D., M.B.A.	Chief Executive Officer, Director, Principal Financial Officer, and Principal Accounting Officer	March 29, 2013
John A. Norris, J.D., M.B.A.

/s/ Joseph McKenzie, D.V.M.	Chairman	March 29, 2013
Joseph McKenzie, D.V.M.

	Director	March 29, 2013

David Eckoff

/s/ Sumio Takeichi	Director	March 29, 2013
Sumio Takeichi

Hancock Askew & Co LLP
100 Riverview Drive
Savannah, Georgia 31404

Report of Independent Registered Public Accounting Firm

Board of Directors
Health Discovery Corporation
Savannah, Georgia

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2012 and 2011, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note L to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
March 29, 2013

HEALTH DISCOVERY CORPORATION

Balance Sheets

December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
Assets
Current Assets
Cash	$171,424	$890,326
Accounts Receivable	90	397
Investment in Available For Sale Securities (Note J)	1,716,160	-
Prepaid Expenses and Other Assets	-	45,350

Total Current Assets	1,887,674	936,073

Equipment, Less Accumulated Depreciation of $47,219 and $37,061	11,329	17,609

Other Assets
Deferred Charges	-	44,764
Patents, Less Accumulated Amortization of $2,256,570 and $1,993,851	1,729,224	1,991,943

Total Assets	$3,628,227	$2,990,389

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$139,790	$378,154
Accrued Liabilities	55,500	21,500
Dividends Payable - Special	-	21,018
Deferred Revenue	1,024,988	114,035

Total Current Liabilities	1,220,278	534,707

Long Term Liabilities
Deferred Revenue	1,216,616	717,829
Dividends Payable	455,546	316,064

Total Liabilities	2,892,440	1,568,600

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 17,340,175 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
233,773,144 Shares Issued and Outstanding December 31, 2012
231,299,810 Shares Issued and Outstanding December 31, 2011	25,263,426	25,508,691
Accumulated Deficit	(26,017,654)	(25,576,917)

Total Stockholders’ Equity	735,787	1,421,789

Total Liabilities and Stockholders’ Equity	$3,628,227	$2,990,389

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenues:
Licensing & Development	$1,585,517	$118,954

Operating Expenses:
Amortization	262,719	262,719
Professional and Consulting Fees	698,676	629,501
Legal Fees	228,557	221,113
Research & Development Fees	127,648	250,971
Compensation	1,483,899	1,135,189
Other General and Administrative Expenses	621,266	634,452
Total Operating Expenses	3,422,765	3,133,945

Loss From Operations	(1,837,248)	(3,014,991)

Other Income
Realized Gain on Available for Sale Securities (Note J)	668,852	-
Unrealized Gain on Available for Sale Securities (Note J)	726,600	-
Interest Income	1,059	6,385
Gain on Payables Restructuring	-	483,658
Total Other Income	1,396,511	490,043

Net Loss	$(440,737)	$(2,524,948)

Preferred Stock Dividends	139,481	144,231

Loss Attributable to Common Shareholders	$(580,218)	$(2,669,179)

Weighted Average Outstanding Shares	232,374,255	230,268,377

Loss Per Share (basic and diluted)	$(0.002)	$(0.012)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2012 and 2011

Issued and Outstanding

	Preferred Shares A	Preferred Shares B	Common Shares	Preferred Amount A	Preferred Amount B	Common Amount	Accumulated Deficit	Total Stockholders’ Equity

Balance – January 1, 2011	-	18,777,675	229,475,747	$-	$1,490,015	$25,593,728	$(23,051,969)	$4,031,774
Share-based compensation and exercise of options	-	-	386,563	-	-	59,194	-	59,194
Series B Preferred Stock Exchanged for Common Stock	-	(1,437,500)	1,437,500	-	-	-	-	-
Series B Preferred Stock Annual Dividend	-	-	-	-	-	(144,231)	-	(144,231)

Net Loss	-	-	-	-	-	-	(2,524,948)	(2,524,948)

Balance - December 31, 2011	-	17,340,175	231,299,810	-	$1,490,015	$25,508,691	$(25,576,917)	$1,421,789
Shares issued pursuant upon the exercise of options	-	-	473,334	-	-	-	-	-
Stock issued for sevices	-		2,000,000	-	-	150,000	-	150,000
Share-based Compensation and Expense	-	-	-	-	-	94,098	-	94,098
Series B Preferred Stock Special Dividend	-	-	-	-	-	(349,882)	-	(349,882)
Series B Preferred Stock Annual Dividend	-	-	-	-	-	(139,481)	-	(139,481)
Net Loss	-	-	-	-	-	-	(440,737)	(440,737)
Balance - December 31, 2012	-	17,340,175	233,773,144	$-	$1,490,015	$25,263,426	$(26,017,654)	$735,787

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows From Operating Activities
Net Loss	$(440,737)	$(2,524,948)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Stock-based compensation	94,098	59,194
Common stock issued for services	150,000	-
Gain on Payables Restructuring (Note G)	-	(483,658)
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note J)	(668,852)	-
Unrealized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note J)	(726,600)	-
Decrease in Deferred Charges	44,764	6,975
Depreciation and Amortization	272,877	272,384
Decrease in Accounts Receivable	307	334,591
Decrease in Recoverable Development Costs	-	96,249
Decrease in Deferred Revenue	(535,060)	(114,034)
Decrease in Prepaid Expenses and Other Assets	45,350	30,436
(Decrease) Increase in Accounts Payable – Trade	(238,364)	41,686
Increase (Decrease) in Accrued Liabilities	34,000	(100,652)
Net Cash Used by Operating Activities	(1,968,217)	(2,381,777)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note J)	1,624,092	-
Purchase of Equipment	(3,878)	(3,798)
Net Cash Provided by (Used for) Investing Activities	1,620,214	(3,798)

Cash Flows From Financing Activities:
Dividends Paid	(370,899)	(19,729)
Net Cash Used for Financing Activities	(370,899)	(19,729)

Net Decrease in Cash	(718,902)	(2,405,304)

Cash, at Beginning of Period	890,326	3,295,630

Cash, at End of Period	$171,424	$890,326

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

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties’ receivable from customers based upon those customers estimated sales of the products or diagnostic tests containing patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis.  The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured.  As of December 31, 2012 and 2011, all amounts receivable are considered fully collectable and no allowance for doubtful accounts was recorded.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2012, the Company does not believe there has been any impairment of its intangible assets.

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s research and development costs are expensed as incurred and consist of expenses paid to consultants and external laboratories and related primarily to the costs of co-development studies, clinical trials, and projects undertaken. The R&D costs were $127,648 in 2012 and $250,971 in 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items. Refer to Note J for discussion regarding the valuation of the Company’s investment in available for sale securities.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented the calculation of diluted per share amounts would cause an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2012 and 2011 include options and warrants outstanding of 12,250,000 and 30,291,667, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account.  From time-to-time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued an amendment which requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our financial results.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note B – DEFERRED REVENUE

Deferred revenue represents the unearned portion of payments received in advance for licensing or service agreements.

The Company received $500,000 in cash in March 2010 in connection with a licensing agreement completed in the first quarter of 2010. Deferred revenue of $500,000 was recorded and recognized as income over the estimated remaining term of the underlying patents of approximately 8 years, subject to the terms of the license agreement. The licensing and development revenue recognized during the twelve month period ended December 31, 2012 includes $457,088 related to the acceleration of the revenue recognition from deferred revenue because of the termination of the Abbott and Quest contracts as noted in the following paragraph.

The Company received $2,944,800 as a part of the NeoGenomics license agreement in January 2012. Deferred revenue of $2,944,800 was recorded and is being recognized as income over the next three years of the term of the license agreement. The Company treats the incremental direct cost of revenue arrangements, which consists principally of employee bonuses, as deferred charges. As such incremental direct costs are amortized to expense using the straight-line method over the same term as the revenue arrangement, subject to the terms of the license agreement. Due to the cancellation of the Quest and Abbott license agreements in September 2012, this revenue recognition was accelerated in the third quarter 2012.

The Company had total unearned revenue of $2,241,604 as of December 31, 2012. The long term portion of unearned revenue represents the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to seven years.

The expected future annual recognition of revenue is as follows:

2013	$1,024,988
2014	1,024,988
2015	43,388
2016	43,388
2017	43,388
Thereafter	61,464
Total expected future annual amortization	$2,241,604

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery.

The cost and accumulated amortization for 2012 and 2011 are as follows:

	2012	2011
Cost of Patents	$3,985,794	$3,985,794
Accumulated Amortization	(2,256,570)	(1,993,851)
Patents, Net of Amortization	$1,729,224	$1,991,943

Amortization charged to operations for each of the years ended December 31, 2012 and 2011 was $262,719.  The weighted average remaining amortization period for patents at December 31, 2012 is 7 years.  Estimated amortization expense for the next five years is $262,719 per year.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D – INVESTMENTS

On March 27, 2007, the Company and an investment partner formed SVM Capital LLC as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but does not have control over the entity. The Company does not have any obligation to fund or provide support to SVM Capital LLC.  Accordingly, the investment is accounted for using the equity method of accounting.  The Company’s initial investment was $5,000 and the license to use the SVM technology applied to financial markets.  The carrying value of this investment was zero as of December 31, 2012 and December 31, 2011.

In August 2008, pursuant to a license agreement, as amended, we contributed a license to Smart Personalized Medicine, LLC (“SPM”) in return for a 20% equity interest.  SPM is a company founded by a former director and current senior advisor to attempt to develop a breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. There was no financial activity in this entity in 2009. The only activity for this entity in 2010 was the Quest license and development agreements for which there was an allocation of 50% to each of HDC and the other partner. In March 2010, the Company announced a deal with Quest Diagnostics and SPM to develop breast cancer products. The Company does not have any contractual obligation to provide any funds to this venture. The net value of the investment was zero as of December 31, 2012 and December 31, 2011. The Company does not anticipate the relationship with SPM will generate any revenue in the near term if ever.

Note E – LICENSE FEES EXPENSE - LUCENT AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”).  The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently.  The license granted will continue for the entire unexpired term of Lucent’s patents.  During 2012, the Company paid $13,237 in royalty fees to Lucent compared to $10,000 paid during 2011.

Note F – INCOME TAXES

The Company has incurred net losses since inception, and we have determined that it is more likely than not we will be unable to benefit in the future from the accumulated  net operating loss.  Consequently, we have not recorded any U.S. federal or state income tax expense or benefit.  We have no recorded income tax provision or benefit for the fiscal years ending December 31, 2012 or 2011.

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2012 and 2011.

	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$6,979,391	$7,358,650
Deferred revenue	762,145	282,834
Contributions	1,088	169
Depreciation and amortization	2,441	3,462
Warrants and options granted	414,119	385,043

Deferred tax assets	8,159,184	8,030,158
Deferred tax liability	-	(10,625)
Net deferred tax assets	8,159,184	8,019,533
Less valuation allowance	(8,159,184)	(8,019,533)
Net deferred taxes	$-	$-

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – INCOME TAXES, continued

As of December 31, 2012, an increase in the valuation allowance of $889,169 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ending December 31, 2012 and 2011 as follows:

	2012	2011
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.0)	(3.0)
Valuation allowance	37.0	37.0
Effective tax rate (benefit)	-	-

            The Company has unused net operating loss carry-forwards of approximately $22.7 million that are available to offset future income taxes payable. The net operating losses will begin to expire in 2020.

Based in its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The Company’s evaluation was performed for all tax years which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2012.

Note G – COMMITMENTS AND CONTINGENCIES

Operating Lease

We do not own any real property.  We lease 650 square feet of office space in Hanson, Massachusetts, pursuant to a twelve month lease dated February 4, 2013. We currently pay base rent in the amount of $1,000 per month. Our principal executive office is located at 620 County Road, Hanson, Massachusetts 02341, and our telephone number is (339) 244-1223.  Our principal executive office is well maintained and suitable for the business conducted in this location.

Settlements

The Company’s balance sheet for the year ended December 31, 2010 reflected an accrued liability of approximately $483,658 for professional services.  The Company disputed this amount with the provider of these services and initiated discussions with the service provider regarding potential settlement of this matter. During the quarter ended June 30, 2011, the Company and the service provider settled this matter and as a result, the Company recorded gain in settlement on accounts payables of $483,658.

Legal Issues

In April 2012, R. Scott Tobin, a former officer of the Company, filed suit in a Georgia state court against Stephen D. Barnhill, M.D., alleging that Dr. Barnhill had made defamatory statements about Mr. Tobin.  Dr. Barnhill, through his counsel, has removed the action to federal court and has filed an answer denying Mr. Tobin’s allegations.  On October 24, 2012, Dr. Barnhill filed a third party complaint against the Company seeking indemnity from the Company for any expenses incurred by Dr. Barnhill in the defense of the Tobin lawsuit and for any damages assessed against Dr. Barnhill in the litigation. The Company does not believe Dr. Barnhill is entitled to indemnification or for expenses to be paid by the Company on Dr. Barnhill’s behalf with regards to this matter.

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS

Information about options and warrants outstanding for 2012 and 2011 is summarized below:

Number of Warrants and Options Issued	2012	Weighted Average Exercise Price	2011	Weighted Average Exercise Price
Outstanding beginning of year	30,291,667	$0.16	36,625,000	$0.16
Granted	1,000,000	$0.05	4,000,000	$0.12
Exercised	(473,334)	$0.07	(386,563)	$0.08
Forfeited	(3,000,000)	$0.12	(2,500,000	$0.22
Expired un-exercised *	(15,568,333)	$0.21	(7,446,770)	$0.13
Outstanding end of the year	12,250,000	$0.10	30,291,667	$0.16
Exercisable December 31	11,000,000	$0.11	27,041,667	$0.17

*See note below regarding Mr. Tobin’s, Prime Mover Capital’s and Mr. Quirk’s Options

December 31, 2012

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants

$0.05	1,000,000	5.0	-	-
$0.08	7,750,000	0.5	7,750,000	0.5
$0.12	1,000,000	3.2	750,000	3.2
$0.19	2,500,000	7.8	2,500,000	7.8
Total	12,250,000		11,000,000

As of December 31, 2012, there was approximately $386,180 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2 years.  The weighted average remaining life of all outstanding warrants and options at December 31, 2012 is 4.5 years.  The aggregate intrinsic value of all options and warrants outstanding and exercisable as of December 31, 2012 was $636,237.

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

On December 18, 2012, the Company entered into an employment contract with Dr. Norris. Under the terms of his employment agreement as CEO, Dr. Norris received a one-time bonus of 1,000,000 shares of the Company’s common stock.

As a part of his employment agreement, Dr. Norris also was granted an option to purchase shares of the Company’s common stock. These options will be granted and vest according to the following schedule: (i) 1,000,000 options were granted on December 18, 2012 at an exercise price of $0.05 and vest during the six months following the grant date, (ii) 2,000,000 options shall be granted at the signing (or automatic extension) of a three year employment agreement and vest during the twelve months following the grant date, (iii) 3,000,000 options shall be granted  on the one year anniversary of the signing of the three year employment agreement and vest during the twelve months following the grant date, and (iv) 4,000,000 options shall be granted on the  second anniversary of the signing of the three year employment agreement and vest during the twelve months following the grant date.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

In addition, the employment agreement contains an additional equity component pursuant to which Dr. Norris shall receive a grant of 5,000,000 shares of the Company’s common stock over the course of the three year employment agreement provided certain performance milestones are met. Specifically, the grants of common stock  are contingent upon the occurrence of the following events:  (1) a grant of 1,666,667 shares if the Company’s market capitalization during the first year increases by $25,000,000.00 above the market capitalization on the day of execution of the agreement, (2) a grant of 1,666,667 shares if the Company’s market capitalization during the second year of the term increases by 50% over the market capitalization on the one year anniversary of the agreement,  (3) a grant of 1,666,667 shares will be made if the Company’s market cap during the third year of the term increases by 50% over the market capitalization on the second year anniversary of the agreement. In each future period, the Company will calculate the probability of the milestone being met and a contingent liability will be disclosed as such in the footnotes to our financial statements. At December 31, 2012, no accrual has been made as the probability of meeting the performance milestones at December 31, 2012 is remote.

In November 2011, Mr. Tobin exercised his options per the option agreement dated April 2009 and amended in October 2010.  Mr. Tobin utilized 4,113,437 of his option grant to receive 386,563 shares of common stock.

As a part of the 2010 settlement agreement with Prime Mover Capital, the lead investor in the 2007 PIPE, 6,875,000 warrants expired in July 2012.

As a part of the Company’s settlement with Mr. William Quirk in September 2010, Mr. Quirk exchanged his 32,527,776 warrants for three new warrants, with varying expirations and strike prices.  In addition, the Company established a credit account with a value equal to the fair market value of two million phantom shares. The value of this credit account, based on the closing price on the date prior to the date of exercise of the new warrants, was applied toward the conversion price of all or a part of the warrants.  Two of the three warrants expired unexercised.  On September 14, 2012, Mr. Quirk gave the Company notice to exercise the last warrant using the value of the two million phantom shares.  As a result, the Company issued Mr. Quirk 473,334 shares of common stock in accordance with his settlement agreement.  The shares were issued at the market price of the Company’s stock which was $0.071.

As a result, the remaining compensatory warrants which were a component of the settlement arrangements with Prime Mover Capital and Mr. Quirk expired un-exercised in 2012.

Stock-based expense included in the 2012 net loss consisted of $244,098 in director’s option expenses and common stock issued for services. Specifically, director option expenses were $94,098 and common stock issued for service expenses related to stock grants for Dr. Barnhill and Dr. Norris were $150,000.

Stock-based expense included in the net loss for 2011 consisted of $59,194 for the issuance of common stock, warrants and options.

The following table reflects stock-based compensation and expense recorded in 2012 and 2011:

	2012	2011
Director’s option expenses	$94,098	$141,366

Common stock issued for services	150,000	-

Stock Based Compensation Expense Reversal	-	(82,172)

Net Increase	$244,098	$59,194

The 2011 stock based compensation expense reversal primarily relates to expense reversed for option grants that were cancelled and the expense had been previously recorded based on the estimates.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I - STOCKHOLDERS’ EQUITY

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $455,546 as of December 31, 2012 and $316,064 as of December 31, 2011.

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

During the fourth quarter of 2012, the Company made payments to the Series B holders for the special dividend. Dividends in the amount of $21,018 had been accrued for Series B Preferred Stock special dividend as of December 31, 2011 and the $349,882 was accrued as a result of the NeoGenomics transaction in 2012.  These accruals resulted in the Company making the required payment to the Series B Preferred shareholders of approximately $370,900.

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

Note J – INVESTMENT IN AVAILABLE FOR SALE SECURITIES

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets as of December 31, 2012 under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from the acquisition date to December 31, 2012 is an unrecognized gain of $726,600 for the remaining 692,000 shares held and is classified as other income under the caption Unrealized Gain on Available for Sale Securities in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The December 31, 2012 fair value of the investment of $1,716,160 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period. The acquisition price for these remaining shares was $989,560.

During the third and fourth quarters of 2012, the Company sold 668,000 shares of NeoGenomics and received proceeds in the amount of $1,624,092. These transactions resulted in the Company recognizing a Realized Gain on the Sale of Available for Sale Securities in the accompanying statements of operations in the amount of $668,852 in the current period.

As of December 31,2012 the Company held 692,000 shares of NeoGenomics stock as compared to the initial 1,360,000 shares acquired as a result of the of the NeoGenomics Master License Agreement.

Note K – SUBSEQUENT EVENTS

On February 25, 2013, Mr. David Eckoff accepted an invitation to join the Board of Directors replacing Dr. Herbert A. Fritsche.

In connection with their appointment to the Board of Directors, on February 28, 2013, the Company granted to Mr. David Eckoff, Mr. Sumio “Sumi” Takeichi and Dr. John Norris each an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.032, and expire on February 28, 2023.  The fair value of each option granted is $0.023 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.97%, an expected life of 5 years, and volatility of 96%.  The aggregate computed value of these options is $105,010, and this amount will be charged as an expense over the three year vesting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note L – FINANCIAL CONDITION AND GOING CONCERN

We have prepared our financial statements on a “going concern” basis which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

Our ability to continue as a going concern is dependent upon our licensing arrangements with third parties, achieving profitable operations, obtaining additional financing and successfully bringing our technologies to the market.  The outcome of these matters cannot be predicted at this time.  Our financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that might be necessary should we be unable to continue in business.

If the going concern assumption was not appropriate for our financial statements then adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.  Such adjustments may be material.

At December 31, 2012 we had $171,424 cash on hand along with its NeoGenomics Stock available for sale worth $1,716,160 and our current monthly cash expenses were approximately $185,000. As a result, the Company believes cash will be depleted by the end of 2013.

The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.

As a result the Company is focusing its efforts to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets.  None of these options are definitive and there is no guarantee the Company will be successful in these efforts.