Form 10-Q
period 2013-03-31
HEALTH DISCOVERY CORP
filed 2013-05-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

678-336-5300
(Registrant’s telephone number, including area code)

2 East Bryan Street Suite 1500 Savannah, Georgia 31401
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

Large Accelerated Filer	☐	Non-Accelerated Filer ☐
(do not check if a smaller reporting company)
Accelerated Filer	☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 15, 2013

Common Stock, no par value	233,773,144

Series A Preferred Stock	0

Series B Preferred Stock	17,340,175

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)
	March 31,	December 31,
	2013	2012

Assets

Current Assets
Cash	$85,195	$171,424
Accounts Receivable	198	90
Investment in Available For Sale Securities (Note G)	1,864,785	1,716,160

Total Current Assets	1,950,178	1,887,674

Equipment, Less Accumulated Depreciation of $49,372 and $47,219	9,176	11,329

Other Assets
Patents, Less Accumulated Amortization of $2,322,250 and $2,256,571	1,663,544	1,729,224

Total Assets	$3,622,898	$3,628,227

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$98,308	$139,790
Accrued Liabilities	5,000	55,500
Deferred Revenue	1,024,988	1,024,988

Total Current Liabilities	1,128,296	1,220,278

Long Term Liabilities
Deferred Revenue	960,369	1,216,616
Dividends Payable	489,751	455,546

Total Liabilities	2,578,416	2,892,440

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 17,340,175 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
233,773,144 Shares Issued and Outstanding March 31, 2013
233,773,144 Shares Issued and Outstanding December 31, 2012	25,257,309	25,263,426
Accumulated Deficit	(25,702,842)	(26,017,654)

Total Stockholders’ Equity	1,044,482	735,787

Total Liabilities and Stockholders’ Equity	$3,622,898	$3,628,227

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Revenues:
Licensing & Development	$284,139	$285,629

Operating Expenses:
Amortization	65,680	65,680
Professional and Consulting Fees	279,083	293,758
Legal Fees	39,155	31,173
Research & Development Fees	35,151	35,930
Compensation	166,025	290,818
Other General and Administrative Expenses	114,333	184,036
Total Operating Expenses	699,427	901,395

Loss From Operations	(415,288)	(615,766)

Other Income
Realized Gain on Available for Sale Securities (Note G)	270,450	-
Unrealized Gain on Available for Sale Securities (Note G)	459,650	353,600
Interest Income	-	781
Total Other Income	730,100	354,381

Net Income (Loss)	$314,812	$(261,385)

Preferred Stock Dividends	34,205	384,847

Income (Loss) Attributable to Common Shareholders	$280,607	$(646,232)

Weighted Average Outstanding Shares
Basic	233,773,144	231,299,810
Diluted	251,141,406	231,299,810

Income (Loss) Per Share (basic and diluted)	$0.001	$(0.003)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Cash Flows From Operating Activities
Net Income (Loss)	$314,812	$(261,385)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used for Operating Activities:
Stock-based Compensation	17,931	28,951
Services Exchanged for Options	10,158	-
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(270,450)	-
Unrealized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(459,650)	(353,600)
Increase in Deferred Charges	-	(252,577)
Depreciation and Amortization	67,832	68,174
(Increase) Decrease in Accounts Receivable	(108)	397
(Decrease) Increase in Deferred Revenue	(256,247)	726,092
Decrease in Prepaid Expenses and Other Assets	-	18,750
Decrease in Accounts Payable – Trade	(41,482)	(134,680)
Decrease in Accrued Liabilities	(50,500)	(750)
Net Cash Used by Operating Activities	(667,704)	(160,628)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	581,475	-
Purchase of Equipment	-	(3,878)
Net Cash (Used for) Provided by Investing Activities	581,475	(3,878)

Net Decrease in Cash	(86,229)	(164,506)

Cash, at Beginning of Period	171,424	890,326

Cash, at End of Period	$85,195	$725,820

Supplemental Cash Flow Information Non-cash Transactions:
Acquisition Fair Value of Available for Sale Securities Recorded as an Investment and as Deferred Revenue	-	$1,944,800

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a technology-oriented company that has acquired patents and has patent pending applications for certain machine learning tools, primarily pattern recognition techniques using advanced mathematical algorithms to analyze large amounts of data thereby uncovering patterns that might otherwise be undetectable.  Such machine learning tools are currently in use for diagnostics and drug discovery, but are also marketed for other applications.  The Company licenses the use of its patented protected technology and may provide services to develop specific learning tools under development agreements or to sell to third parties.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

  In February 2013, the FASB issued an amendment which requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted this guidance in its first quarter of 2013 reporting period which did not have an impact on the financial statements.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $1,985,357 as of March 31, 2013.  Unearned revenue of $1,024,988 is recorded as current and $960,369 is classified as long-term.

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

Due to the net loss for the three month period ending March 31, 2012, the calculation of diluted per share amounts would create an anti-dilutive result and therefore are not presented.

The following is an analysis of the basic and diluted earnings per common share computations for the three months ended March 31, 2013:

Three months ended March 31, 2013
Basic:
Net income attributable to common shareholders	$280,607
Basic weighted average common shares outstanding	233,773,144
Basic earnings per common share	$0.001

Diluted:
Net income attributable to common shareholders	$314,812
Basic weighted average common shares outstanding	233,773,144

Effect of dilutive securities:
Conversion of options and warrants	28,087
Conversion of preferred shares to common shares	17,340,175
Diluted weighted average common shares outstanding	251,141,406
Diluted earnings per common share	$0.001

During the three month period ended March 31, 2013, 5,500,000 outstanding stock options and warrants were not included in the computation of diluted earnings per common share because to do so would have an antidilutive effect.  In addition, for the three month period ended March 31, 2013, 17,340,175 shares of convertible preferred stock were not included in the diluted earnings per common share calculation because to do so would have had an antidilutive effect.

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net income for the three months ended March 31, 2013 consisted of $28,089 for stock options granted to officers and directors.  Stock-based expense included in our net loss for the three months ended March 31, 2012 was $28,951.

As of March 31, 2013, there was $148,966 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

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

The following schedule summarizes combined stock option and warrant information for the three months ended March 31, 2013 and the twelve months ended December 31, 2012:

2012	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2012	30,291,667	$0.16
Granted	1,000,000	$0.05
Exercised	(473,334)	$0.07
Forfeited	(3,000,000)	$0.12
Expired un-exercised	(15,568,333)	$0.21
Outstanding, December 31, 2012	12,250,000	$0.10

2013
Granted	4,500,000	$0.03
Exercised	-	-
Forfeited	(5,000,000)	$0.08
Expired un-exercised	-	-
Outstanding, March 31, 2013	11,750,000	$0.09

The following schedule summarizes combined stock option and warrant information as of March 31, 2013:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.03	4,500,000	9.90	-	-
$0.05	1,000,000	4.75	500,000	4.75
$0.08	2,750,000	0.78	2,750,000	0.78
$0.12	1,000,000	3.00	1,000,000	3.00
$0.19	2,500,000	7.58	2,500,000	7.58
Total	11,750,000		6,750,000

The weighted average remaining life of all outstanding warrants and options at March 31, 2013 is 7 years.  As of March 31, 2013, the aggregate net intrinsic value of all options and warrants outstanding is $636,237.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,663,544 in patents and patent related costs, net of $2,322,250 in accumulated amortization, at March 31, 2013.

Amortization charged to operations for the three months ended March 31, 2013 and 2012 were $65,680 in both years. Estimated amortization expense for the next five years is $262,720 per year.

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $455,546 as of December 31, 2012 and $489,751 as of March 31, 2013.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue include, but is not limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but does not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. No special dividends are accrued for the Series B Preferred Stock special dividend as of March 31, 2013 and December 31, 2012.

Note G – INVESTMENT IN AVAILABLE FOR SALE SECURITIES

The Company has elected the fair value option in accordance with ASC 825, Financial Instruments, as it relates to the 1,360,000 shares of NeoGenomics common stock that were acquired under the NeoGenomics Master License Agreement executed on January 6, 2012. Management made the election for the fair value option related to this investment because it believes the fair value option for the NeoGenomics common stock provides a better measurement from which to compare financial statements from reporting period to reporting period. No other financial assets or liabilities are fair valued using the fair value option.

The Company’s investment in NeoGenomics common stock is recorded on the accompanying balance sheets as of March 31, 2013 under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition was approximately $1,945,000. The change in fair value from December 31, 2012 to March 31, 2013 was $730,100 and is classified as other income under the captions Realized and Unrealized Gain on Available for Sale Securities for the three months ended March 31, 2013 in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The March 31, 2013 fair value of the investment of $1,864,785 is based on the closing stock price of the NeoGenomics common stock at the end of the reporting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – SUBSEQUENT EVENTS

On May, 10, 2013, Secretary Norman Mineta agreed to join the Company’s Board of Directors. Norman Mineta, vice chair of public policy at Hill+Knowlton Strategies, former U.S. Secretary of Transportation and former Secretary of Commerce, provides counsel and strategic advice to clients on a wide range of business and political issues. Secretary Mineta is well known for his work in the areas of transportation—including aviation, surface transportation and infrastructure—and national security. He is recognized for his accomplishments in economic development, science and technology policy, foreign and domestic trade, budgetary issues and civil rights.

In connection with his appointment to the Board of Directors, the Company will grant to Secretary Mineta an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.048, and expire on May 10, 2023.  The fair value of each option granted is $0.035 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.91%, an expected life of 5 years, and volatility of 97%.  The value of these options is $53,017, and this amount will be charged as an expense over the three year vesting period.

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

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities.  We initially sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies.  Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensure of the SVM and FGM technologies directly to diagnostic companies; and, the formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

NeoGenomics Laboratories agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetics Interpretation System”, and a “Flow Cytometry Interpretation System.” In January 2013, NeoGenomics informed the Company of its intent to continue under the terms of the license and therefore extend the license for the first of its one-year extensions.

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

Flow Cytometry

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

First, it is being applied to price data.  Utilizing open, high, close, low and volume SVM utilizes an 85 dimensional space to make future predictions.  This price driven model is using fifty exchange traded funds (ETFs) which give it a global perspective.  Much testing and refinement of this model has been accomplished and is being used for trading by Atlantic Alpha.

Second, Atlantic Alpha is applying SVM technology to quarterly fundamental corporate data such as sales, earning and projected earnings.  SVM is utilized to separate stocks which should outperform and underperform in the next quarter based on current data.  The Company is actively marketing the SVM Capital product to potential institutional users of the technology.

Retinalyze

On February 17, 2012, the Company announced the commercial launch of Retinalytics SVMTM, to assist Ophthalmologists and Optometrists in the Detection of Macular Degeneration. While the first Retinalytics SVMTM product released focuses on age-related macular degeneration, the Company continues to develop a second Retinalytics SVM TM product using fundoscopic images of retinal vessels to assist eye care professionals in the detection of Alzheimer’s disease.

The volume of images processed thus far been significantly less than expected and revenues to date from Retinalyze have been negligible. Retinalyze, LLC continues to evaluate options to improve the product with the goal of solving this slower than expected adoption issue, thereby allowing the analysis of a higher volume of scans. In addition, the Company is evaluating all options related to the product with the goal of optimal commercialization of this technology.

Intellectual Property Developments

Currently, the Company holds the exclusive rights to 57 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  The Company also has 23 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.  The reduction in the total number of issued and pending patents during the past year resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse.  This in turn reduced the Company’s total expenses for patent maintenance.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenue

For the three months ended March 31, 2013, revenue was $284,139 compared with $285,629 for the three months ended March 31, 2012.  The revenue earned during the first quarter of 2013 and 2012 is primarily related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended March 31, 2013 and 2012. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $279,083 for the three months ended March 31, 2013, compared with $293,758 for the same 2012 period.  The relatively flat decrease is due primarily to lower costs associated with professional service fees of accounting services and patent filing fees.

Legal fees remained relatively flat with fees totaling totaled $39,155 during the three months ended March 31, 2013 and $31,173 during the same period in 2012.

Research and development expense was $35,151 for the three months ended March 31, 2013, and $35,930 for the same period in 2012. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $166,025 for the three months ended March 31, 2013 was lower than the $290,818 reported for the comparable 2012 period. The decrease is attributed to a reduction in full time employees.

Other general and administrative expense decreased to $114,333 for the three months ended March 31, 2013, compared to $184,036, for the same period in 2012.  This decrease was due to the elimination of expenses paid in connection with the NeoGenomics transaction, the elimination of investor relations charges, and by reduced travel expenses.

Loss from Operations

The loss from operations for the three months ended March 31, 2013 was $415,288, compared to $615,766 for the three months ended March 31, 2012. This reduction was due to lower costs primarily associated with compensation and other general and administrative expenses.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ending March 31, 2013, the change in the NeoGenomics stock fair value increased by $730,100, which is recorded as other income in the statements of operations.  During the same three month period in 2012, the change in the NeoGenomics stock fair value increased by $353,600.

There was no interest income for the three months ended March 31, 2013, compared to $781 in 2012.  Interest income decreased because the Company had less cash on hand to invest throughout the 2013 period.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net Income / Loss

The net income for the three months ended March 31, 2013 was $314,812, compared to a loss of $261,385 for the three months ended March 31, 2012.  The net income was due primarily to the gain on the sale of NeoGenomics stock.

The earnings attributable to common shareholders was $280,607 for the three months ended March 31, 2013 compared to a loss of $646,232 in the three months ended March 31, 2012. This significant change is related to the accrual of the special dividend due to the Series B Holders as a result of the NeoGenomics transaction which occurred in the three month period ended March 31, 2012.

Earnings per share were $0.001 for the three month period ended March 31, 2013 compared to loss per share of $0.003 for the quarterly period ended March 31, 2012.

Liquidity and Capital Resources

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

At March 31, 2013, the Company had $85,195 in cash and cash equivalents and total current liabilities of $1,128,296.  The primary amount of current liabilities relates to $1,024,988 in deferred revenue. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics Stock has increased in value, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result we do not believe we have sufficient resources to meet all of our current obligations unless the Company is able to secure revenue via licensing activity or other forms of fund raising either in the debt or equity markets.  None of these options are definitive and there can be no assurances the Company will be successful in these financing efforts.

The Company has taken steps to reduce the Company’s expenditures in order to reduce the “burn rate” to approximately $185,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level.

The Company has relied primarily on equity and debt financing for liquidity.  The Company must increase revenues in order to generate sufficient cash to continue operations.  The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been unable to generate significant revenue, as further described above.  As a result, the Company has implemented a cash conservation program.

The following table summarizes our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Office Lease	$14,800	$14,800	$-
Total	$14,800	$14,800	$-

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

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.	Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2012 due to an inadequate segregation of duties resulting from our small number of employees.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

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

HEALTH DISCOVERY CORPORATION

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

10.28	Form of Option Award for Directors, David Eckoff, Norman Mineta, John Norris and Sumio Takeichi. Filed herewith. *

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Principal Financial Offier. Filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer. Filed herewith.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Health Discovery Corporation
Registrant

Date: May 15, 2013	By:	/s/ John A. Norris, J.D., M.B.A.
Printed Name: John A. Norris, J.D., M.B.A.
Title: Chief Executive Officer, Principal Financial Officer, and Principle Accounting Officer