Form 10-K/A
period 2012-12-31
HEALTH DISCOVERY CORP
filed 2013-07-19
CIK 1141788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

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

(678) 336-5300
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

HEALTH DISCOVERY CORPORATION

FORM 10-K / A

For the Fiscal Year Ended December 31, 2012

PRELIMINARY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 29, 2013 (Original Filing), is being filed for the sole purpose of amending the information in Part III, Item 12, to include ownership by certain beneficial owners and management of Series B Preferred Stock.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Item 12 of the Original Filing has been amended and restated in its entirety, and Part IV, Item 15 of the Original Filing has been amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our Common Stock and Preferred Stock as of March 29, 2013 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, (iv) each person who is known to us to be the beneficial owner of more than five percent of our Preferred Stock, and (v) all of our executive officers and directors as a group.  At March 29, 2013, there were 233,773,144 shares of Common Stock outstanding and 17,340,175 shares of Series B Preferred Stock outstanding.  At March 29, 2013 there were no shares of Series A Preferred Stock outstanding. Unless otherwise noted, the address of each beneficial owner below is 620 County Road, Hanson, MA 02341

Name and Address of Beneficial Owner	Common Stock - Amount and Nature of Beneficial Ownership	Percent of Class – Common Stock (1)	Series B Preferred Stock -Amount and Nature of Beneficial Ownership	Percent of Class – Series B Preferred Stock
John A. Norris, J.D., M.B.A., Chief Executive Officer and Director	1,000,000 (2)	*	312,500 (7)	1.8%
Joseph McKenzie, D.V.M., Chairman, Board of Directors	7,164,668 (3)	3.0%	1,250,000	7.2%
David Eckoff, Director	- (4)	*	-	*
Sumio Takeichi, Director	- (4)	*	-	*
Mark A. Moore, Ph.D., Vice President, Product Development	844,000	*	500,000	2.9%
Hong Zhang, Ph.D., Senior Vice President, Computational Medicine	-	*	-	*
Herbert A. Fritsche, Ph.D., Senior Vice President, Chief Science Officer and Director (Retired)	1,000,000 (5)	*	-	*
Stephen D. Barnhill, M.D., Former Chairman and Chief Executive Officer	8,600,000 (6)	3.7%	-	*

William F. Quirk, Jr. 10 Walter Witch Crossing Savannah, Georgia 31411	21,232,460	9.1%	-	*
Jan Arnett, Series B Investor 7 Longwood Road Sands Point, New York 11050	- (8)	*	1,875,000	10.8%
James J. Dengler, Series B Investor 604 Whispering Brooke Drive Newton Square, Pennsylvania 19073	- (8)	*	1,125,000	6.5%
George H. McGovern III, Series B Investor 431 Waynesbrooke Road Berwyn, Pennsylvania 19312	- (8)	*	1,125,000	6.5%
Victor Petrovic, Series B Investor 151 Oakmount Road, SW Alberta, T2VAX3, Canada	- (8)	*	2,200,175	12.7%
Kevin B. Plunkett, Series B Investor 4275 NW 76th Court Road Ocala, Florida 34477	- (8)	*	3,750,000	21.6%
Barry Saxe, Series B Investor 116 John Street New York, New York 10038	- (8)	*	1,250,000	7.2%
All executive officers and directors as a group (8 persons)	18,608,668	7.9%	2,062,500	11.9%

*	Less than 1%
(1)	The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of March 29, 2013. The common stock ownership numbers shown in the table do not include any shares of common stock issuable upon conversion of the Series B Preferred Stock. Each share of Series B Preferred Stock currently is convertible, at the option of the holder, into one share of common stock.
(2)	Does not include options granted in December 2012 and February 2013 which are not exercisable within 60 days of March 29, 2013.
(3)	Consists of 1,500,000 currently exercisable options.
(4)	Does not include options granted in February 2013 which are not exercisable within 60 days of March 29, 2013.
(5)	Includes 1,000,000 currently exercisable options granted in January 2013.
(6)	Includes 5,000,000 shares held by the Barnhill Group LLC.
(7)	Shares held in the name of Dr. Norris’ wife.
(8)	Amount of Common Stock not presented. The Company has no knowledge that the shareholder has beneficial ownership of more than five percent of our common stock.

For Equity Compensation Plan Information Table, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents originally filed as part of this Report on March 29, 2013:

(1)	Financial Statements all financial statements of the Company as set forth under Item 8 of this Report originally filed March 29, 2013.

(2)	Financial Statement Schedules - As a smaller reporting company we are not required to provide the information required by this item.

(3)	Exhibits

(b)	The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(b) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-K / A:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

10.1	License Agreement between Health Discovery Corporation and Abbott Molecular Inc., dated January 30, 2009. Registrant incorporates by reference Exhibit 10.13 to Form 10-K filed March 31, 2009. **

10.2	License Agreement between Health Discovery Corporation and Quest Diagnostics Incorporated, dated January 30, 2009. Registrant incorporates by reference Exhibit 10.3 to Form 8-K filed February 5, 2009. **

10.3	Development Agreement by and among the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated dated March 11, 2010. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.4	Licensing Agreement by and among the Company, Smart Personalized Medicine, LLC and Quest Diagnostics Incorporated dated March 11, 2010. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.5	License Agreement, dated August 22, 2008, by and between the Company and Smart Personalized Medicine, LLC. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.6	Amendment to License Agreement by and between the Company and Smart Personalized Medicine, LLC dated as of March 11, 2010. Registrant incorporates by reference Exhibit 10.7(a) to Form 10-K filed on March 31, 2010.

10.7	Settlement and Release Agreement with Prime Mover Capital Partners, LP. Registrant incorporates by reference Exhibit 10.1 to Form 10-Q/A filed on February 11, 2011.
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

10.11	Consulting Agreement between the Company and Stephen D. Barnhill, M.D. dated as of October 21, 2012. Registrant incorporates by reference Exhibit 10.1 to Form 10-Q filed on November 16, 2012. *
10.12	Employment Agreement between the Company and John A. Norris, J.D., M.B.A. dated as of December 18, 2012. Registrant incorporates by reference Exhibit 10.12 to Form 10-K filed March 29, 2013. *
10.13	Termination Letter to the Consulting Agreement with Stephen D. Barnhill, M.D. dated January 31, 2013. Registrant incorporates by reference Exhibit 10.13 to Form 10-K filed March 29, 2013. *
23.1	Consent of Hancock Askew & Co. LLP. Registrant incorporates by reference Exhibit 23.1 to Form 10-K filed March 29, 2013.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Filed herewith.
*	Management contract or compensatory plan or arrangement
**	Portions of exhibit have been omitted pursuant to a confidentially agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DISCOVERY CORPORATION

By:	/s/ John A. Norris, J.D., M.B.A.
Chief Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer

Date:	July 19, 2013

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Norris, J.D., M.B.A.	Chief Executive Officer, Director, Principal Financial Officer, and Principal Accounting Officer	July 19, 2013
John A. Norris, J.D., M.B.A.

/s/ Joseph McKenzie, D.V.M.	Chairman	July 19, 2013
Joseph McKenzie, D.V.M.

Director
David Eckoff

Director
Norman Mineta

/s/ Sumio Takeichi	Director	July 19, 2013
Sumio Takeichi

