Form 10-Q
period 2013-06-30
HEALTH DISCOVERY CORP
filed 2013-08-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission file number 333-62216
HEALTH DISCOVERY CORPORATION (Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	74-3002154 (IRS Employer Identification No.)

4243 Dunwoody Club Drive Suite 202
Atlanta, Georgia 30350
(Address of principal executive offices)

678-336-5300
(Registrant’s telephone number, including area code)

620 County Road Hanson, Massachusetts 02341
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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(do not check if a smaller reporting company)
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of August 14, 2013

Common Stock, no par value	234,085,644

Series A Preferred Stock	0

Series B Preferred Stock	17,027,675

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

Assets
	June 30,	December 31,
	2013	2012
Current Assets
Cash	$21,574	$171,424
Accounts Receivable	185	90
Investment in Available For Sale Securities (Note G)	1,447,499	1,716,160

Total Current Assets	1,469,258	1,887,674

Equipment, Less Accumulated Depreciation of $51,575 and $47,219	9,310	11,329

Other Assets
Patents, Less Accumulated Amortization of $2,387,930 and $2,256,571	1,597,864	1,729,224

Total Assets	$3,076,432	$3,628,227

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$194,349	$139,790
Accrued Liabilities	2,500	55,500
Deferred Revenue	1,024,988	1,024,988

Total Current Liabilities	1,221,837	1,220,278

Long Term Liabilities
Deferred Revenue	704,122	1,216,616
Dividends Payable	514,918	455,546

Total Liabilities	2,440,877	2,892,440

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 17,027,675 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
234,085,644 Shares Issued and Outstanding June 30, 2013
233,773,144 Shares Issued and Outstanding December 31, 2012	25,287,776	25,263,426
Accumulated Deficit	(26,142,236)	(26,017,654)

Total Stockholders’ Equity	635,555	735,787

Total Liabilities and Stockholders’ Equity	$3,076,432	$3,628,227

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenues:
Licensing & Development	$256,560	$276,437	$540,699	$562,066

Operating Expenses:
Amortization	65,680	65,680	131,360	131,360
Professional and Consulting Fees	219,322	122,710	498,404	341,469
Legal Fees	46,801	33,518	85,956	64,691
Research and Development Fees	23,678	37,220	58,829	73,150
Compensation	158,009	368,331	324,035	659,148
Other General and Administrative Expenses	178,534	190,050	292,867	449,086

Total Operating Expenses	692,024	817,509	1,391,451	1,718,904

Loss From Operations	(435,464)	(541,072)	(850,752)	(1,156,838)

Other Income
Realized Gain on Available for Sale Securities (Note G)	261,061	-	531,511	-
Unrealized (Loss) Gain on Available for Sale Securities (Note G)	(264,991)	13,600	194,659	367,200
Interest Income	-	212	-	992

Total Other (Loss) Income	(3,930)	13,812	726,170	368,192

Net Loss	$(439,394)	$(527,260)	$(124,582)	$(788,646)

Preferred Stock Dividends	34,380	34,585	68,585	419,432

Loss Attributable to Common Shareholders	$(473,774)	$(561,845)	$(193,167)	$(1,208,078)

Weighted Average Outstanding Shares	233,877,311	231,966,477	233,825,227	231,633,143

Loss Per Share (basic and diluted)	$(0.002)	$(0.002)	$(0.001)	$(0.005)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Six Months Ended June 30, 2013 and 2012
	2013	2012
Cash Flows From Operating Activities
Net Loss	$(124,582)	$(788,646)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Stock-based Compensation	35,863	100,000
Services Exchanged for Options	57,072	57,906
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(531,511)	-
Unrealized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(194,659)	(367,200)
Increase in Deferred Charges	-	(227,714)
Depreciation and Amortization	135,715	136,493
Increase in Accounts Receivable	(95)	(308)
(Decrease) Increase in Deferred Revenue	(512,494)	452,183
Decrease in Prepaid Expenses and Other Assets	-	31,250
Increase (Decrease) in Accounts Payable – Trade	54,559	(99,701)
Decrease in Accrued Liabilities	(53,000)	(5,500)
Net Cash Used by Operating Activities	(1,133,132)	(711,237)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	994,830	-
Purchase of Equipment	(2,336)	(3,878)
Net Cash Provided by (Used for) Investing Activities	992,494	(3,878)

Cash Flows From Financing Activities:
Dividends Paid	(9,212)	-
Net Cash Used for Financing Activities	(9,212)	-

Net Decrease in Cash	(149,850)	(715,115)

Cash, at Beginning of Period	171,424	890,326

Cash, at End of Period	$21,574	$175,211
Supplemental Cash Flow Information Non-cash Transactions: Acquisition Fair Value of Available for Sale Securities Recorded as an Investment and as Deferred Revenue	-	$1,944,800

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - BASIS OF PRESENTATION

Health Discovery Corporation (the “Company”) is a technology-oriented company that has acquired patents and has patent pending applications for certain machine learning tools, primarily pattern recognition techniques using advanced mathematical algorithms to analyze large amounts of data thereby uncovering patterns that might otherwise be undetectable.  Such machine learning tools are currently in use for diagnostics, but are also marketed for other applications.  The Company licenses the use of its patented protected technology and may provide services to develop specific learning tools under development agreements or to sell to third parties.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $1,729,110 as of June 30, 2013.  Unearned revenue of $1,024,988 is recorded as current and $704,122 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and six months ended June 30, 2013 consisted of $64,846 and $92,935 respectively for stock options granted to officers and directors.  Stock-based expense included in our net loss for the three months and six months ended June 30, 2012 was $128,953 and $157,906 respectively.

As of June 30, 2013, there was $166,589 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.5 years.

As a part of his consulting agreement with the Company, Dr. Herbert Fritsche was awarded an option to purchase 1,000,000 shares of the Company’s common stock. The options vest immediately, have an exercise price of $0.04, and expire on February 1, 2018. The fair value of each option granted is $0.029 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.91%, an expected life of 5 years, and volatility of 97%. The value of these options is $29,454, and this amount was charged as an expense in the second quarter 2013.

In connection with their appointment to the Board of Directors, on February 28, 2013, the Company granted to Mr. David Eckoff, Mr. Sumio “Sumi” Takeichi and Dr. John Norris each an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.032, and expire on February 28, 2023.  The fair value of each option granted is $0.023 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.97%, an expected life of 5 years, and volatility of 96%.  The aggregate computed value of these options is $105,010, and this amount will be charged as an expense over the three-year vesting period.

In connection with his appointment to the Board of Directors on May 14, 2013, the Company granted to Secretary Mineta an option to purchase 1,500,000 shares of the Company’s common stock. The options vest 250,000 shares every six months, have an exercise price of $0.048, and expire on May 10, 2023.  The fair value of each option granted is $0.035 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.91%, an expected life of 5 years, and volatility of 97%.  The value of these options is $53,017, and this amount will be charged as an expense over the three-year vesting period.

The following schedule summarizes combined stock option and warrant information for the six months ended June 30, 2013 and the twelve months ended December 31, 2012:

2012	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2012	30,291,667	$0.16
Granted	1,000,000	$0.05
Exercised	(473,334)	$0.07
Forfeited	(3,000,000)	$0.12
Expired un-exercised	(15,568,333)	$0.21
Outstanding, December 31, 2012	12,250,000	$0.10

2013
Granted	7,000,000	$0.04
Exercised	-	-
Forfeited	(5,000,000)	$0.08
Expired un-exercised	-	-
Outstanding, June 30, 2013	14,250,000	$0.08

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

The following schedule summarizes combined stock option and warrant information as of June 30, 2013:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.03	4,500,000	9.50	-	4.75
$0.04	1,000,000	4.75	1,000,000	4.75
$0.05	2,500,000	4.50	1,000,000	4.50
$0.08	2,750,000	0.50	2,750,000	0.50
$0.12	1,000,000	2.75	1,000,000	2.75
$0.19	2,500,000	7.25	2,500,000	7.25
Total	14,250,000		8,250,000

The weighted average remaining life of all outstanding warrants and options at June 30, 2013 are 7 years.  As of June 30, 2013, the aggregate net intrinsic value of all options and warrants outstanding is $636,237.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,597,864 in patents and patent related costs, net of $2,387,930 in accumulated amortization, at June 30, 2013. Amortization charged to operations for the three and six months ended June 30, 2013, was $65,680 and $131,360 respectively. Estimated amortization expense for the next five years is $262,720 per year.

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

The Series B Preferred Stock  accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $455,546 as of December 31, 2012 and $514,918 as of June 30, 2013.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue include, but is not limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but does not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. No special dividends are accrued for the Series B Preferred Stock special dividend as of June 30, 2013 and December 31, 2012.

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

The Company’s investment in NeoGenomics common stock is recorded on the accompanying balance sheets as of June 30, 2013 under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition was approximately $1,945,000. The net change in fair value from December 31, 2012 to June 30, 2013 was $726,170 and is classified as other income under the captions Realized and Unrealized Gain on Available for Sale Securities for the six months ended June 30, 2013 in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The June 30, 2013 fair value of the investment of $1,447,499 is based on the closing stock price of the NeoGenomics common stock at the end of the reporting period.

Note H – SUBSEQUENT EVENTS

On July 31, 2013, the Board of Directors (the “Board”) of Health Discovery Corporation increased the size of the Board of Directors to seven directors.  Mr. William Quirk was appointed to the Board of Directors to fill the open position. Mr. Quirk was appointed by a unanimous vote of the directors present at the meeting.  Messrs. Kaplan, Kowbel, Norris, and Winger all voted for Mr. Quirk’s appointment.

The Board voted on Friday, August 2, 2013, to terminate the employment agreement of Mr. John Norris, its CEO. The termination took effect immediately.

The Company also did not renew the consulting agreement with Mr. Robert Kelly, which expired by its terms on July 31, 2013.

The Company also announces that Mr. Kevin Kowbel, the new Chairman of the Board of Directors, will serve as interim Chief Executive Officer without pay.  Further, Mr. Kowbel submitted his entire allotment of director options to the Company for cancellation so that they can be used as necessary to execute company business. Lastly, Mr. Kowbel will not seek reimbursement; or back pay, for costs related to his performing in the position of Interim Chief Executive Officer for as long as it takes the Company to return to profitability. Mr Kowbel’s is willing to hold the position at zero cost to the Company for as long as necessary and without the requirement to be compensated for his efforts at any time in the future.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I – COMMITMENTS

On July 17, 2013, the Company received a Civil Investigative Demand (the "Demand") from the Federal Trade Commission of the United States of America (the "FTC") relating to the Company's MelApp software application. In the Demand, the FTC has requested information relating to potentially unfair or deceptive acts or practices related to (i) false advertising and (ii) consumer privacy and data security, in violation of Trade Commission Act, 15 U.S.C. Sections 45 and 42. The Company is gathering information requested by the FTC in accordance with the terms of the Demand.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. NeoGenomics recently announced that a publication has been submitted for the test and expects a launch of this test in the first half of 2014.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

Second, Atlantic Alpha is applying SVM technology to quarterly fundamental corporate data such as sales, earning and projected earnings.  SVM technology is utilized to separate stocks that should outperform and underperform in the next quarter based on current data.

The Company is actively marketing the SVM Capital product to potential institutional users of the technology. An example of this effort is the recent partnership SVM Capital formed with Lucena Research, LLC (“Lucena”) to further develop and commercialize the technology in the field of financial markets.  This transaction allows for SVM Capital to recognize eighty percent of the revenue generated from the SVM improved products offered by Lucena.

Retinalyze

In early 2012, Retinalyze, LLC, a joint venture of which the Company owns fifty percent, launched Retinalytics SVMTM, to assist Ophthalmologists and Optometrists in the Detection of Macular Degeneration. While the first Retinalytics SVMTM product released focuses on age-related macular degeneration, the Company continues to improve the service and also develop a second product using fundoscopic images of retinal vessels to assist eye care professionals in the detection of Alzheimer’s disease.

The volume of images processed thus far have been significantly less than expected and revenues to date from Retinalytics SVMTM have been negligible. The Company continues to evaluate options to improve the product with the goal of solving this slower than expected adoption issue, thereby allowing the analysis of a higher volume of scans. In addition, the Company is evaluating all options related to the product, along with the existing partnership, with the goal of optimal commercialization of this technology.

Intellectual Property Developments

Currently, the Company holds the exclusive rights to 62 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  Two new U.S. patents were granted during the 3rd Quarter of 2013, including Patent No. 8,489,531, relating to cluster analysis of gene expression data, and Patent No. 8,463,718, for a SVM-based method for analysis of spectral data.  New continuation applications were filed prior to issue of the new patents.  In addition, new U.S. and international applications were filed covering the company’s latest developments in computer-assisted karyotyping using SVMs.  With these new applications, the Company has 21 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.  The reduction in the total number of issued and pending patents during the past year resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse.  This in turn reduced the Company’s total expenses for patent maintenance.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Intel

In October 2012, the US Patent and Trademark Office (“USPTO”) issued a reexamination certificate for Intel’s U.S. Patent No. 7,685,077, which issued in 2010 with claims covering SVM-RFE. The reexamination certificate confirms the patentability of the claims as amended during the reexamination proceedings.  The Company submitted a request to the USPTO to initiate interference proceedings once the reexamination certificate was issued and subsequently received a final rejection in the application that was filed to provoke the interference. A response referring to these decisions has been submitted to the USPTO, but the USPTO has yet to act on this response.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenue

For the three months ended June 30, 2013, revenue was $256,560 compared with $276,437 for the three months ended June 30, 2012.  The revenue earned during the second quarter of 2013 and 2012 is primarily related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended June 30, 2013 and 2012. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $219,322 for the three months ended June 30, 2013, compared with $122,710 for the same 2012 period.  The increase is due primarily to former employees converting to consultants and the hiring of an additional consultant.

Legal fees increased over the three month period with fees totaling totaled $46,801 during the three months ended June 30, 2013 and $33,518 during the same period in 2012. The increase in legal fees primarily relates to legal issues in connection with management changes.

Research and development expense was $23,678 for the three months ended June 30, 2013, and $37,220 for the same period in 2012. This reduction in expense for research and development is related primarily to work completed under the Retinalyze, LLC launch in 2012, which did not recur in 2013.

Compensation expense of $158,009 for the three months ended June 30, 2013 was lower than the $368,331 reported for the comparable 2012 period. The decrease is attributed to the conversion of certain employees to consultants.

Other general and administrative expense decreased to $178,534 for the three months ended June 30, 2013, compared to $190,050, for the same period in 2012.  This decrease was due to the elimination of expenses related to investor relation charges, and by reduced travel expenses.

Loss from Operations

The loss from operations for the three months ended June 30, 2013 was $435,464, compared to $541,072 for the three months ended June 30, 2012. This reduction was due to lower costs primarily associated with compensation and other general and administrative expenses.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock in January 2012.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ending June 30, 2013, the change in the NeoGenomics stock fair value decreased by $3,930, which is recorded as other expense in the statements of operations.  During the same three month period in 2012, the change in the NeoGenomics stock fair value increased by $13,600.

There was no interest income for the three months ended June 30, 2013, compared to $212 in 2012.  Interest income decreased because the Company had less cash on hand to invest throughout the 2013 period.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net Loss

The net loss for the three months ended June 30, 2013 was $439,394, compared to a loss of $527,260 for the three months ended June 30, 2012.  The change was due primarily to decreased operating expenses.

The loss attributable to common shareholders was $473,774 for the three months ended June 30, 2013 compared to a loss of $561,845 in the three months ended June 30, 2012. The change is related to lower expenses related to the Company’s attempt to control costs.

Loss per share was $0.002 for both the three month period ended June 30, 2013 and for the quarterly period ended June 30, 2012.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Revenue

For the six months ended June 30, 2013, revenue was $540,699 compared with $562,066 for the six months ended June 30, 2012.  Revenue is recognized for licensing and development fees over the period earned.  The revenue earned is almost entirely related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2013 and 2012. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $498,404 for the six months ended June 30, 2013 compared with $341,469 for the same 2012 period.  The increase is due primarily to former employees converting to consultants and the hiring of an additional consultant.

Legal fees totaled $85,956 during the six months ended June 30, 2013 compared to $64,691 during the same period in 2012.  The increase in legal fees primarily relates to legal issues in connection with management changes.

Research and Development fees were $58,829 for the six months ended June 30, 2013 and $73,150 for the same period in 2012. This decrease relates primarily to the completion of work related to the launch of the Retinalyze product.

Compensation expense of $324,035 for the six months ended June 30, 2013 was less than the $659,148 reported for the comparable 2012 period. Compensation was reduced as several employees converted to consultant status instead of employees.

Other general and administrative expenses decreased to $292,867 for six months ended June 30, 2013 compared to $449,086 in 2012.  This reduction was due to a one-time bonus for a business development consultant in 2012, the elimination of investor relation fees, and less travel to investor trade shows.

Loss from Operations

The loss from operations for the six months ended June 30, 2013 was $850,752 compared to $1,156,838 for the period ended June 30, 2012. This reduction in loss from operations was due to lower general and administration costs.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the six month period ending June 30, 2013, the NeoGenomics stock fair value increased by $726,170, which is recorded as other income in the statements of operations.  During the same period in 2012, the NeoGenomics stock increased by 367,200.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

There was no interest income during the six month period ended June 30, 2013 compared to $992 for the six months ended June 30, 2012.  Interest income decreased because the Company had less cash on hand to invest throughout the 2013 period.

Net Loss

The net loss for the six months ended June 30, 2013 was $124,582 compared to $788,646 for the six months ended June 30, 2012.  The decreased net loss was due to lower operating expenses and the increased gains recognized on NeoGenomics Stock.

The net loss attributable to common shareholders was $193,167 for the six months ended June 30, 2013 compared to $1,208,078 in the six months ended June 30, 2012.

Net loss per share was $0.001 for the six month period ended June 30, 2013 and $0.005 for the six month period ended June 30, 2012.

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

At June 30, 2013, the Company had $21,574 in cash and cash equivalents and total current liabilities of $1,221,837.  The primary amount of current liabilities relates to $1,024,988 in deferred revenue. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics Stock has increased in value compared to the acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions and the value of NeoGenomics stock has declined since June 30, 2013. As a result we do not believe we have sufficient resources to meet all of our current obligations unless the Company is able to secure revenue via licensing activity or other forms of fund raising either in the debt or equity markets.  None of these options are definitive and there can be no assurances the Company will be successful in these financing efforts.

As previously disclosed, the Company has taken steps to reduce its expenditures in order to reduce the “burn rate” of cash to approximately $185,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level. In addition, the recent changes in management mentioned in Note H – Subsequent Events, will allow the monthly expenditures to be reduced further.

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

The following table summarizes our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Office Lease	$10,080	$10,080	$-
Total	$10,080	$10,080	$-

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.    Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended June 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer, who also served as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

  None.

Item 1A.  Risk Factors

  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report for the fiscal year ended December 31, 2012 filed with the SEC on March 29, 2013.

Our Ability to Meet Our Cash Needs and Our Net Income Would be Adversely Affected by a Decline in the Stock Price of NeoGenomics Stock

We rely on the sale of the NeoGenomics Stock that we received in January 2012 as a license fee in order to fund operations.  The Company would be adversely affected by a decrease in the market price of NeoGenomics Stock. At June 30, 2013, the Company had $21,574 in cash and cash equivalents and total current liabilities of $1,221,837.  Although the NeoGenomics Stock has increased in value compared to the acquisition date, the decrease in the price of NeoGenomics stock from June 30, 2013 through August 13, 2013, has resulted in decrease of approximately of $504,160 in Investment in Available for Sale Securities during that period. The number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions.

In addition, the Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  Acoordingly, a decline in the price of NeoGenomics stock adversely affects our reported net income.

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

Health Discovery Corporation
Registrant

Date: August 14, 2013	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Interim Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

