Form 10-Q
period 2013-09-30
HEALTH DISCOVERY CORP
filed 2013-11-12
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(do not check if a smaller reporting company)
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 12, 2013

Common Stock, no par value	234,085,644

Series A Preferred Stock	0

Series B Preferred Stock	17,027,675

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

	September 30,	December 31,
	2013	2012

Assets

Current Assets
Cash	$16,949	$171,424
Accounts Receivable	147	90
Investment in Available For Sale Securities (Note G)	780,000	1,716,160

Total Current Assets	797,096	1,887,674

Equipment, Less Accumulated Depreciation of $53,566 and $47,219	7,319	11,329

Other Assets
Patents, Less Accumulated Amortization of $2,453,610 and $2,256,571	1,532,184	1,729,224

Total Assets	$2,336,599	$3,628,227

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts Payable - Trade	$319,244	$139,790
Accrued Liabilities	-	55,500
Deferred Revenue	1,024,988	1,024,988

Total Current Liabilities	1,344,232	1,220,278

Long Term Liabilities
Deferred Revenue	447,874	1,216,616
Dividends Payable	549,254	455,546

Total Liabilities	2,341,360	2,892,440

Stockholders’ (Deficit) Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 17,027,675 Issued and Outstanding	1,490,015	1,490,015
Common Stock, No Par Value, 300,000,000 Shares Authorized
234,085,644 Shares Issued and Outstanding September 30, 2013
233,773,144 Shares Issued and Outstanding December 31, 2012	25,249,475	25,263,426
Accumulated Deficit	(26,744,251)	(26,017,654)

Total Stockholders’ (Deficit) Equity	(4,761)	735,787

Total Liabilities and Stockholders’ (Deficit) Equity	$2,336,599	$3,628,227

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenues:
Licensing & Development	$256,523	$731,894	$797,222	$1,293,960

Operating Expenses:
Amortization	65,680	65,680	197,040	197,040
Professional and Consulting Fees	82,427	100,590	580,832	517,059
Legal Fees	116,155	110,210	202,111	174,901
Research and Development Fees	33,668	24,118	92,496	97,267
Compensation	92,374	270,079	416,408	929,227
Other General and Administrative Expenses	63,645	151,225	356,513	525,311
Total Operating Expenses	453,949	721,902	1,845,400	2,440,805

(Loss) / Income From Operations	(197,426)	9,992	(1,048,178)	(1,146,845)

Other (Expense) Income
Unrealized (Loss) Gain on Available for Sale Securities (Note G)	(513,059)	1,135,380	(318,400)	1,502,580
Realized (Loss) Gain/ on Available for Sale Securities (Note G)	158,470	337,841	689,982	337,841
Interest Income	-	67	-	1,059
Settlement Expense	(50,000)	-	(50,000)	-
Total Other (Expense) Income	(404,589)	1,473,288	321,582	1,841,480

Net (Loss) Income	$(602,015)	$1,483,280	$(726,596)	$694,635

Preferred Stock Dividends	34,335	34,965	102,920	454,398

(Loss) Earnings Attributable to Common Shareholders	$(636,350)	$1,448,315	$(829,516)	$240,237

Weighted Average Outstanding Shares - basic	234,085,644	232,457,588	233,912,033	231,907,958

(Loss) Earnings Per Share (basic)	$(0.003)	$0.006	$(0.004)	$0.001

Weighted Average Outstanding Shares - diluted	234,085,644	249,826,717	233,912,033	232,523,320

(Loss) Earnings Per Share (diluted)	$(0.003)	$0.006	$(0.004)	$0.001

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Nine Months Ended September 30, 2013 and 2012

	2013	2012
Cash Flows From Operating Activities
Net (Loss) Income	$(726,596)	$694,635
Adjustments to Reconcile Net (Loss) Income to Net Cash Used for Operating Activities:
Stock-based Compensation	35,863	100,000
Services Exchanged for Options	53,106	86,859
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(689,982)	(337,841)
Unrealized Loss (Gain) on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	318,400	(1,502,580)
Increase in Deferred Charges	-	(202,850)
Depreciation and Amortization	203,386	204,774
Increase in Accounts Receivable	(56)	(170)
Decrease in Deferred Revenue	(768,741)	(278,813)
Decrease in Prepaid Expenses and Other Assets	-	45,350
Increase (Decrease) in Accounts Payable – Trade	179,453	(215,788)
Decrease in Accrued Liabilities	(55,500)	(15,250)
Net Cash Used for Operating Activities	(1,450,667)	(1,421,674)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	1,307,741	922,711
Purchase of Equipment	(2,336)	(3,879)
Net Cash Provided by Investing Activities	1,305,405	918,832

Cash Flows From Financing Activities:
Dividends Paid	(9,213)	-
Net Cash Used for Financing Activities	(9,213)	-

Net Decrease in Cash	(154,475)	(502,842)

Cash, at Beginning of Period	171,424	890,326

Cash, at End of Period	$16,949	$387,484

Supplemental Cash Flow Information
Non-cash Transactions:
Acquisition Fair Value of Available for Sale Securities Recorded as an Investment and as Deferred Revenue	-	$1,944,800

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $1,472,862 as of September 30, 2013.  Unearned revenue of $1,024,988 is recorded as current and $447,874 is classified as long-term.

Note C - NET (LOSS) INCOME PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

Due to the net loss for the three and nine month periods ending September 30, 2013 the calculation of diluted per share amounts would create an anti-dilutive result and therefore are not presented.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C - NET (LOSS) INCOME PER SHARE, continued

The following is an analysis of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Basic:
Net income attributable to common shareholders	$1,448,315	$240,237
Basic weighted average common shares outstanding	232,457,588	231,907,958
Basic earnings per common share	$0.006	$0.001

Diluted:
Net income attributable to common shareholders	$1,483,280	$240,237
Basic weighted average common shares outstanding	232,457,588	231,907,958

Effect of dilutive securities:
Conversion of options and warrants	28,954	615,362
Conversion of preferred shares to common shares	17,340,175	-
Diluted weighted average common shares outstanding	249,826,717	232,523,320
Diluted earnings per common share	$0.006	$0.001

During the three and nine month periods ended September 30, 2012, 6,500,000 outstanding stock options and warrants were not included in the computation of diluted earnings per common share because to do so would have an antidilutive effect.  In addition, for the nine-month period ended September 30, 2012, 17,340,175 in convertible preferred stock was not included in the diluted earnings per common share calculation because to do so would have had an antidilutive effect.

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and nine months ended September 30, 2013 consisted of a credit of $3,967 and a charge of $88,969 respectively for stock options granted to officers and directors.  The credit was related to options being forfeited prior to their vesting schedule where expense had been previously recorded. Stock-based expense included in our net income for the three months and nine months ended September 30, 2012 was $28,953 and $186,859 respectively.

As of September 30, 2013, there was $56,784 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.75 years.

In connection with their election to the Board of Directors, on July 25, 2013, the Company granted to Mr. Henry Kaplan, Mr. Kevin Kowbel, and Mr. Eric Winger each an option to purchase 1,500,000 shares of the Company’s common stock. Upon his appointment to Interim Chief Executive Officer, Mr. Kowbel returned his options back to the Company. As a result, only the options for Messrs. Kaplan and Winger vest 250,000 shares every six months, have an exercise price of $0.027, and expire on July 25, 2023.  The fair value of each option granted is $0.020 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.91%, an expected life of 5 years, and volatility of 98%.  The aggregate computed value of these options is $60,124, and this amount will be charged as an expense over the three-year vesting period. There is no expense related to Mr. Kowbel as he returned all of the options granted to him back to the Company.

Due to the expiration of their terms as directors of the Company, Dr. Joseph McKenzie and Mr. David Eckoff’s previously granted options to purchase 3,000,000 shares of the Company’s common stock were forfeited per the option agreement with them.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

Due to his termination as CEO, Mr. Norris forfeited his potential 14,000,000 options to purchase the Company’s common stock as was outlined in his temporary employment contract awarded to him in December 2012. In addition, due to Mr. Sumio Takeichi resigning from the Board of Directors, his option to purchase 1,500,000 shares of the Company’s common stock was also forfeited per the option agreement with him.

The following schedule summarizes combined stock option and warrant information for the nine months ended September 30, 2013 and the twelve months ended December 31, 2012:

2012	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, January 1, 2012	30,291,667	$0.16
Granted	1,000,000	$0.05
Exercised	(473,334)	$0.07
Forfeited	(3,000,000)	$0.12
Expired un-exercised	(15,568,333)	$0.21
Outstanding, December 31, 2012	12,250,000	$0.10

2013
Granted	10,000,000	$0.03
Exercised	-	-
Forfeited	(9,500,000)	$0.04
Expired un-exercised	(1,500,000)	$0.08
Outstanding, September 30, 2013	11,250,000	$0.07

The following schedule summarizes combined stock option and warrant information as of September 30, 2013:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.027	3,000,000	9.75	-	9.75
$0.032	1,500,000	9.50	250,000	9.50
$0.040	1,000,000	4.50	1,000,000	4.50
$0.048	1,500,000	9.50	-	9.50
$0.050	1,000,000	4.25	1,000,000	4.25
$0.080	750,000	0.75	750,000	0.75
$0.190	2,500,000	7.00	2,500,000	7.00
Total	11,250,000		5,500,000

The weighted average remaining life of all outstanding warrants and options at September 30, 2013 are 7.5 years.  As of September 30, 2013, the aggregate net intrinsic value of all options and warrants outstanding is $826,000.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,532,184 in patents and patent related costs, net of $2,453,610 in accumulated amortization, at September 30, 2013. Amortization charged to operations for the three and nine months ended September 30, 2013, was $65,680 and $197,040 respectively. Estimated amortization expense for the next five years is $262,720 per year.

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

The Series B Preferred Stock accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $455,546 as of December 31, 2012 and $549,254 as of September 30, 2013.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue include, but is not limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but does not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. No special dividends are accrued for the Series B Preferred Stock special dividend as of September 30, 2013 and December 31, 2012.

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

The Company’s investment in NeoGenomics common stock is recorded on the accompanying balance sheets as of September 30, 2013 under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition was approximately $1,945,000. The net change in fair value from December 31, 2012 to September 30, 2013 was $371,581 and is classified as other income under the captions Realized and Unrealized Gain on Available for Sale Securities for the nine months ended September 30, 2013 in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The September 30, 2013 fair value of the investment of $780,000 is based on the closing stock price of the NeoGenomics common stock at the end of the reporting period.

Note H – SUBSEQUENT EVENTS

At a duly called meeting of the Board of Directors (the “Board”) held on October 11, 2013, Mr. Norris advised the Board that Mr. Takeichi had resigned from the Board of Directors, effective August 2, 2013.  On October 14, 2013, Mr. Norris emailed the Chairman with what Mr. Norris referred to as a “joint resignation letter” from Messrs. Norris, Takeichi, and Mineta in which they resigned from the Board of Directors. As a result of their resignation from Board, their options to purchase 4,250,000 shares of the Company’s common stock were forfeited. This includes the 1,500,000 options forfeited by Mr. Takeichi as previously discussed in Note D.

Note I – COMMITMENTS

On July 17, 2013, the Company received a Civil Investigative Demand (the “Demand”) from the Federal Trade Commission of the United States of America (the “FTC”) relating to the Company’s MelApp software application. In the Demand, the FTC has requested information relating to potentially unfair or deceptive acts or practices related to (i) false advertising and (ii) consumer privacy and data security, in violation of Trade Commission Act, 15 U.S.C. Sections 45 and 42. The Company has gathered the information and responded to the request by the FTC in accordance with the terms of the Demand.

On July 29, 2013, the Company entered into a settlement agreement with Stephen D. Barnhill, the former Chairman and Chief Executive Officer of the Company.  Under the terms of the Settlement Agreement, (i) the Company paid $50,000 to, or for the benefit of, Dr. Barnhill and (ii) Dr. Barnhill executed a general release in favor of the Company, subject to any indemnification rights that Dr. Barnhill may have under any agreement, law, or insurance policy maintained by the Company.

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data.  Biomarkers are biological indicators or genetic expression signatures of certain disease states.  Our intellectual property is protected by more than 80 patents that have been issued or are currently pending around the world.

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

NeoGenomics Relationship

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

The Company believes our relationship with NeoGenomics is instrumental in our medical and diagnostic testing development.  We further believe the majority, if not all, of our applications in the medical field will be done in conjunction with the NeoGenomics License. The following update is only a highlight of the current relationship with NeoGenomics and is not a complete overview of all activity with NeoGenomics at this time.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics recently announced that a publication has been submitted for the test.  Additionally, NeoGenomics began Phase II of their prostate test validation in the 3rd Quarter 2013 and is receiving additional samples both domestically and internationally.  NeoGenomics has stated the goal of this validation is to build evidence of clinical significance to satisfy stringent requirements by Medicare and other insurance companies.  NeoGenomics announced their expectation is to launch the test in the first half of 2014.

Cytogenetic Analysis

Cytogenetic analysis is the science of studying chromosomes.  Microscopic evaluation of individual chromosomes remains the first step in the evaluation of the human genome.  Cytogenetic analysis is performed on almost all patients with hematopoietic diseases (blood cancers such as leukemia and lymphoma) and on a significant number of patients with solid tumors. The collected data is useful for diagnosis, prognosis and monitoring of diseases.  Currently, specially trained technicians perform most of the analysis manually.  The work is labor-intensive and subjective. Computer automation of this work could significantly reduce cost and improve the quality of the test.

NeoGenomics is currently working on development, validation and commercialization of this new image analysis tool for cytogenetic analysis under the direction of Dr. Maher Albitar. The Company and NeoGenomics have spent a considerable amount of time using SVM Technology to create significant improvements cytogenetic analysis.  NeoGenomics has announced plans to begin beta testing this co-developed technology within their facilities in the 4th Quarter of 2013.  One of the goals with this technology is for NeoGenomics to sub-license this technology after successful internal testing and validation. Per the license agreement, HDC will receive a portion of the sub-license revenue generated by NeoGenomics.

Flow Cytometry

Management believes that our efforts to develop an SVM-based diagnostic test to help interpret flow cell cytometry data for myelodysplastic syndrome (pre-leukemia) has resulted in a successful proof of concept. The Company, along with NeoGenomics, is now capable of completing development, final validation and commercialization of the new diagnostic test for the interpretation of flow cytometry data. This test has been licensed to NeoGenomics for final development and work has begun on the further development of this technology.

SVM Capital, LLC

In January 2007, SVM Capital, LLC (“SVM Capital”) was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in stock, commodities and futures trading and reports that SVM technology is now working well in two distinct stock market segments.

SVM technology is being applied to quarterly fundamental corporate data such as sales, earning and projected earnings in order to select stocks that should outperform and underperform in the following quarter. One year of internal live trading was completed in October and the absolute and relative performance of the portfolio of large-cap and mid-cap stocks substantially exceeded S&P 500 and S&P 400 benchmarks. The technology is also being applied to daily price data utilizing an 85-dimension computational space to make following-day trades; this model uses fifty exchange-traded funds (ETFs), which give it a global perspective.  Live trading commenced recently.

SVM Capital has now begun active monetization efforts to license the technology to potential institutional users. The first agreement was between SVM Capital and Lucena Research, LLC (“Lucena”) to include SVM technology on Lucena’s marketing platform to financial institutions that use quantitative trading models. SVM Capital will receive eighty percent of all revenue generated from the SVM-improved products offered by Lucena. Other commercialization efforts are now in development.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Retinalyze

In early 2012, Retinalyze, LLC, a joint venture of which the Company owns fifty percent, launched Retinalytics SVMTM, to assist Ophthalmologists and Optometrists in the Detection of Macular Degeneration. The Retinalytics SVMTM product focuses on age-related macular degeneration.

The volume of images processed thus far have been significantly less than expected and revenues to date from Retinalytics SVMTM have been negligible. Due to issues related to the marketing partner of Retinalyze, LLC, the Company does not expect the current relationship to be successful and has notified the partner in the joint venture, Doctors Optimal Formula, of its disappointment with their performance.  The Company is evaluating all options related to the product, including, but not limited to, ending the existing partnership, as well as finding the best possible method to realize the optimal commercialization of this technology.

Intellectual Property Developments

Currently, the Company holds the exclusive rights to 63 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  Three new U.S. patents were granted during the 3rd Quarter of 2013, including Patent No. 8,489,531, relating to cluster analysis of gene expression data, and Patent No. 8,463,718, for a SVM-based method for analysis of spectral data, and Patent No. 8,543,519, for a system and method for remote melanoma screening. New continuation applications were filed prior to issue of the first two new patents to expand the scope of coverage.  In addition, new U.S. and international applications were filed covering the company’s latest developments in computer-assisted karyotyping using SVMs.  With these new applications, the Company has 19 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.  The reduction in the total number of issued and pending patents during the past year resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse.  This in turn reduced the Company’s total expenses for patent maintenance.

Intel

In October 2012, the US Patent and Trademark Office (“USPTO”) issued a reexamination certificate for Intel’s U.S. Patent No. 7,685,077, which issued in 2010 with claims covering SVM-RFE. The reexamination certificate confirms the patentability of the claims as amended during the reexamination proceedings.  The Company submitted a request to the USPTO to initiate interference proceedings once the reexamination certificate was issued and subsequently received a final rejection in the application that was filed to provoke the interference. An appeal submitted to the USPTO was successful in overcoming the rejection, however the USPTO has recently issued a new non-final rejection based on different grounds. A response now in progress is expected to overcome the latest round of rejections and should result in initiation of interference proceedings. It is important to note, the validity of HDC’s issued patents are not in issue in any interference proceeding.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Revenue

For the three months ended September 30, 2013, revenue was $256,523 compared with $731,894 for the three months ended September 30, 2012.  Revenue is recognized for licensing and development fees over the period earned. The revenue earned during the third quarter of 2013 is primarily related to the licensing revenue recognition for the NeoGenomics License. The revenue earned during the third quarter of 2012 is related to the licensing revenue recognition for the NeoGenomics License and the acceleration of the revenue recognition for the Abbott and Quest license agreements.  Because those agreements were terminated, the Company accelerated the revenue recognition in the third quarter 2012.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended September 30, 2013 and 2012. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $82,427 for the three months ended September 30, 2013, compared with $100,590 for the same 2012 period.  The decrease is due primarily to the lower accounting fees during the current quarter.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Legal fees increased over the three-month period with fees totaling totaled $116,155 during the three months ended September 30, 2013 and $110,210 during the same period in 2012.  Both three-month periods had higher than normal legal fees. The increase in legal fees primarily relates to costs related to the FTC Demand during the three-month period ended September 30, 2013 versus the internal investigation of the three-month period ended September 30, 2012.

Research and development expense was $33,668 for the three months ended September 30, 2013, and $24,118 for the same period in 2012. This expense for research and development is related primarily to work completed as a part of the NeoGenomics license agreement.

Compensation expense of $92,374 for the three months ended September 30, 2013 was lower than the $270,079 reported for the comparable 2012 period. The decrease is attributed to the elimination of several more highly compensated former employees.

Other general and administrative expense decreased substantially to $63,645 for the three months ended September 30, 2013, compared to $151,225, for the same period in 2012.  This decrease was due to the elimination of expenses related to excessive trading account charges, the reversal of former directors’ options expenses, and the new management team’s commitment to control costs as a part of a cash conservation program.

(Loss) Income from Operations

The loss from operations for the three months ended September 30, 2013 was $197,426, compared to income of $9,992 for the three months ended September 30, 2012. This variance was due to the acceleration of revenue recognition related to the cancellation of the Quest and Abbott agreements that occurred in the third quarter of 2012.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock in January 2012.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ending September 30, 2013, the change in the NeoGenomics stock fair value decreased by $354,589, which is recorded as other expense in the statements of operations.  During the same three month period in 2012, the change in the NeoGenomics stock fair value increased by $1,473,221.

During the three months ended September 30, 2013 the Company paid $50,000 in settlement expenses with its former CEO, Stephen Barnhill. There was no settlement expense during the same period in 2012.

Net (Loss) Income

The net loss for the three months ended September 30, 2013 was $602,015, compared to net income of $1,483,280 for the three months ended September 30, 2012.  The change was due primarily to the increase in fair value of NeoGenomics stock during the third quarter of 2012.

The loss attributable to common shareholders was $636,350 for the three months ended September 30, 2013 compared to earnings of $1,448,315 in the three months ended September 30, 2012. The change is related primarily to the aforementioned increase in the NeoGenomics stock value during the second quarter 2012.

Loss per share was $0.003 for the three-month period ended September 30, 2013 versus earnings per share of  $0.006 for the quarterly period ended September 30, 2012.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Revenue

For the nine months ended September 30, 2013, revenue was $797,222 compared with $1,293,960 for the nine months ended September 30, 2012.  Revenue is recognized for licensing and development fees over the period earned. The revenue earned during the first nine months of 2013 is primarily related to the licensing revenue recognition for the NeoGenomics License. The revenue earned during nine-month period ended September 30, 2012 is related to the licensing revenue recognition for the NeoGenomics License and the acceleration of the revenue recognition for the Abbott and Quest license agreements.  Because those agreements were terminated, the Company accelerated the revenue recognition in the third quarter 2012.

Operating and Other Expenses

Amortization expense was $197,040 for both the nine months ended September 30, 2013 and 2012. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $580,832 for the nine months ended September 30, 2013 compared with $517,059 for the same 2012 period.  The increase is due to consulting fees paid to Mr. Robert Kelly, whose consulting agreement expired on July 31, 2013.

Legal fees totaled $202,111 during the nine months ended September 30, 2013 compared to $174,901 during the same period in 2012.  The increase in legal fees primarily relates to legal issues in connection with the FTC Demand.

Research and Development fees were $92,496 for the nine months ended September 30, 2013 and $97,267 for the same period in 2012. This decrease relates primarily to the completion of work related to the launch of the Retinalyze product.

Compensation expense of $416,408 for the nine months ended September 30, 2013 was less than the $929,227 reported for the comparable 2012 period. Compensation was reduced due to the elimination of several more highly compensated employees.

Other general and administrative expenses decreased to $356,513 for nine months ended September 30, 2013 compared to $525,311 in 2012.  This reduction was due to a one-time bonus for a business development consultant in 2012, the elimination of investor relation fees, and less travel to investor trade shows.

Loss from Operations

The loss from operations for the nine months ended September 30, 2013 was $1,048,178 compared to $1,146,845 for the period ended September 30, 2012. This reduction in loss from operations was due to lower compensation and general and administration costs.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the nine month period ending September 30, 2013, the NeoGenomics stock fair value increased by $371,582, which is recorded as other income in the statements of operations.  During the same period in 2012, the NeoGenomics stock increased by $1,840,421.

During the nine months ended September 30, 2013 the Company paid $50,000 in settlement expenses with its former CEO, Stephen Barnhill. There was no settlement expense during the same period in 2012.

There was no interest income during the nine month period ended September 30, 2013 compared to $1,059 for the nine months ended September 30, 2012.  Interest income decreased because the Company had less cash on hand to invest throughout the 2013 period.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net (Loss) Income

The net loss for the nine months ended September 30, 2013 was $726,596 compared to net income of $694,635 for the nine months ended September 30, 2012.  This change was due to the increased gains recognized on NeoGenomics stock during the nine-month period ended September 30, 2012.

The net loss attributable to common shareholders was $829,516 for the nine months ended September 30, 2013 compared to earnings of $240,237 in the nine months ended September 30, 2012.

Net loss per share was $0.004 for the nine-month period ended September 30, 2013 and earnings per share of $0.001 for the nine-month period ended September 30, 2012.

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

At September 30, 2013, the Company had $16,949 in cash and cash equivalents and total current liabilities of $1,344,232.  The primary amount of current liabilities relates to $1,024,988 in deferred revenue. Additionally, we continue to sell our NeoGenomics stock in order to fund operations. Although the NeoGenomics stock has increased in value compared to the acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics stock is subject to fluctuating market and price conditions and the value of NeoGenomics stock has declined since June 30, 2013. As a result we do not believe we have sufficient resources to meet all of our current obligations unless the Company is able to secure revenue via licensing activity or other forms of fund raising either in the debt or equity markets.  None of these options are definitive and there can be no assurances the Company will be successful in these financing efforts.

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

As previously disclosed, the Company initially took steps to reduce its expenditures in order to reduce the “burn rate” of cash of approximately $185,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level. Subsequently, the new Board and management team took steps necessary to substantially improve the prior burn.  They have been successful in this endeavor and the burn rate has been reduced to approximately $65,000 per month.  Nevertheless, the Company still will need additional financing in order to continue operations beyond September 2014. The Company is engaged in various means to raise capital, either via debt or equity offerings, as well as engaged in methods related to debt restructuring.

The Company is actively working with the Series B shareholders to amend the agreement in order to satisfy the accrued dividends in a manner will allow the Company to retain available stock and cash.  The goal is to eliminate the dividend in a manner that is advantageous for both the Series B shareholders and the Company. In addition, as a result of the departures of certain officers and directors, there are fewer options and warrants outstanding and the Company now has a capitalization table that is better positioned to allow for growth.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

The following table summarizes our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Office Lease	$1,800	$1,800	$-
Total	$1,800	$1,800	$-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2012.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.               Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended September 30, 2013, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who also served as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Interim Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Ability to Meet Our Cash Needs and Our Net Income Would be Adversely Affected by a Decline in the price of NeoGenomics stock

We rely on the sale of the NeoGenomics stock that we received in January 2012 as a license fee in order to fund operations.  The Company would be adversely affected by a decrease in the market price of NeoGenomics stock. At September 30, 2013, the Company had $16,949 in cash and cash equivalents and total current liabilities of $1,344,232.  Although the NeoGenomics stock has increased in value compared to the acquisition date, the decrease in the price of NeoGenomics stock since June 30, 2013 combined with the continued disposition of shares has resulted in a significant decrease in Investment in Available for Sale Securities. The number of shares and amount of cash we can generate from the sale of NeoGenomics stock is subject to fluctuating market and price conditions.

In addition, the Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  Accordingly, a decline in the price of NeoGenomics stock adversely affects our reported net (loss) income.

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

Health Discovery Corporation
Registrant

Date: November 12, 2013	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Interim Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

