Form 10-K
period 2013-12-31
HEALTH DISCOVERY CORP
filed 2014-03-31
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2013 was approximately $7,022,569.

As of March 31, 2014, there were 252,557,310 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, 8,827,500 shares of Series B Preferred Stock outstanding and 2,000,000 shares of Series C Preferred Stock outstanding.

HEALTH DISCOVERY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2013

i

PART I
ITEM 1. BUSINESS

Our Company Overview

Health Discovery Corporation (“HDC” or the “Company”) is a machine learning company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable.  The Company operates primarily in the field of molecular diagnostics where such tools are critical to scientific discovery.  The terms artificial intelligence and machine learning are sometimes used to describe pattern recognition tools.

HDC’s mission is to use its patents, intellectual prowess, and clinical partnerships principally to identify patterns that can advance the science of medicine, as well as to advance the effective use of our technology in other diverse business disciplines, including the high-tech, financial, and healthcare technology markets.

Our historical foundation lies in the molecular diagnostics field where we have made a number of discoveries that may play a role in developing more personalized approaches to the diagnosis and treatment of certain diseases.  However, our SVM assets in particular have broad applicability in many other fields.  Intelligently applied, HDC’s pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery. A good example of this is the Company’s joint venture SVM Capital, LLC (“SVM Capital”) that applies SVM technology to the financial markets.

Our Company’s principal asset is its intellectual property, which includes advanced mathematical algorithms called Support Vector Machines (“SVM”) and Fractal Genomic Modeling (“FGM”), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data.  Biomarkers are biological indicators or genetic expression signatures of certain disease states.  Our intellectual property is protected by 80 patents that have been issued or are currently pending around the world.

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities.  In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies.  Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensing of the SVM and FGM technologies directly to diagnostic companies; and, the potential formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

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

The generation of learning algorithms that were developed based on this theory have proved to be resistant to the problems imposed by noisy data and high dimensionality. They are computationally efficient, have an inherent modular design that simplifies their implementation and analysis and allows the insertion of domain knowledge, and, more importantly, they have theoretical guarantees about their generalization ability.  SVMs have been validated in numerous independent academic publications and presentations.

SVMs have become widely established as one of the leading approaches to pattern recognition and machine learning worldwide and have replace other technologies in a variety of fields, including engineering, information retrieval and bioinformatics.  This technology has been incorporated into product and research applications by many biomedical, pharmaceutical, software, computer and financial companies.  Educational and research institutions throughout the world have applied SVMs to a wide array of applications, including gene and protein expression analysis, medical image analysis, flow cytometry, and mass spectrometry.

Recursive Feature Elimination - Support Vector Machine Overview

Recursive Feature Elimination (“RFE-SVM”) is an application of SVM that was created by members of HDC’s science team to find discriminate relationships within clinical datasets, as well as within gene expression and proteomic datasets created from micro-arrays of tumor versus normal tissues. In general, SVMs identify patterns – for instance, a biomarker/genetic expression signature of a disease.  The RFE-SVM utilizes this pattern recognition capability to identify and rank order the data points that contribute most to the desired results.  The Company believes that its RFE-SVM patents are currently the only properly issued RFE patents in the world.

Using RFE-SVM, we have been able to access information in micro-array datasets that the most advanced bioinformatics techniques missed.  In one micro-array experiment, RFE-SVMs were able to filter irrelevant tissue-specific genes from those related to the malignancy. RFE-SVM has also been used to determine gene expression patterns that correlate to the severity of a disease, not just its existence.  It has been shown to improve both diagnosis and prognosis by providing physicians with an enhanced decision tool.  The Company believes that these analytic methods are effective for finding genes and proteins implicated in several cancers, as well as in assisting with the pharmacogenetic and toxicological profiling of patients.  The RFE-SVM method is also capable of finding those specific genes and proteins that are unhindered by ever-increasing patent protection.

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

FGM technology is designed to study complex networks. A complex network can be made up of genes inside a living organism, web pages on the Internet, stocks within a financial market, or any group of objects or processes that appear to be connected together in some intricate way. FGM uses an approach toward modeling network behavior to rapidly generate diagrams and software simulations that facilitate prediction and analysis of the process, which is the particular object of a study.

Our Business Activity

NeoGenomics License

On January 6, 2012, we entered into a Master License Agreement (the “NeoGenomics License”) with NeoGenomics Laboratories, Inc. (“NeoGenomics Laboratories”), a wholly owned subsidiary of NeoGenomics, Inc. (“NeoGenomics”).  Pursuant to the terms of the NeoGenomics License, we granted to NeoGenomics Laboratories and its affiliates an exclusive worldwide license to certain of our patents and know-how to use, develop and sell products in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer. We retain all rights to in-vitro diagnostic (“IVD”) test kit development.

Upon execution of the NeoGenomics License, NeoGenomics Laboratories paid us $1,000,000 in cash and NeoGenomics issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012.  In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License.  Milestone payments will be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics Laboratories up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics Laboratories, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics Laboratories derives from any sublicensing arrangements it may put in place for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System.

NeoGenomics Laboratories agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetic Interpretation System”, and a “Flow Cytometry Interpretation System.” NeoGenomics is currently under the second of its one-year extension terms of the license.

If NeoGenomics Laboratories has not generated $5.0 million of net revenue from products, services and sublicensing arrangements within five years, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

The Company believes our relationship with NeoGenomics is instrumental in our medical and diagnostic testing development.  We further believe the majority, if not all, of our applications in the medical field will be implemented in conjunction with NeoGenomics.

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics recently announced that a publication has been released for the test.  Additionally, NeoGenomics completed Phase II of their prostate test validation.  The results were largely the same as those published regarding Phase I.  These results have been submitted for abstract presentation at an upcoming conference. NeoGenomics has announced their expectation is to launch a limited release of the test in the second quarter of 2014 and a full roll out of the test in the second half of 2014.

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

NeoGenomics is currently working on development, validation and commercialization of this new image analysis tool for cytogenetic analysis under the direction of Dr. Maher Albitar. The Company and NeoGenomics have spent a considerable amount of time using SVM Technology to create significant improvement in cytogenetic analysis.  NeoGenomics is currently beta testing this co-developed technology within their facilities.  One of the goals with this technology is for NeoGenomics to sub-license this technology after successful internal testing and validation. Per the license agreement, HDC will receive a portion of the sub-license revenue generated by NeoGenomics.

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

In November 2012 Atlantic Alpha began auditable formal live trading by applying SVM technology to quarterly fundamental corporate data such as sales, earnings and projected earnings. The SVM algorithm is utilized to select U.S. stocks which are expected to outperform or underperform in the next quarter based on current data while at the same time rendering superior portfolio risk metrics. This application of SVM technology allows the creation of a variety of equity portfolios. In the fourteen months ending February 28, 2014, the three key portfolios, large-cap long, large-cap long/short and mid-cap long/short rose approximately 40%, 18% and  29%, respectively.

SVM Capital’s immediate goal is to secure a “seed investor”, i.e. an “anchor tenant” for whom to manage money, which may then lead to capital inflow from other investors. The seed investor may be an institution, family office or individual. To this end, SVM Capital is working both independently and with one or more intermediaries. The long-term strategy is to form hedge funds in other financial markets such as foreign stock markets, debt instruments and commodities. SVM Capital may also consider licensing its technology or using other methods that may lead to monetization. In 2013, SVM Capital formed a strategic relationship with Lucena Research of Atlanta, GA. which provides machine learning tools to hedge funds,  to jointly work on specific projects designed to further the interests of both companies.

A thorough exposition of SVM Capital may be found on the appropriate link in HDC’s web page.
Retinalyze

On February 17, 2012, the Company announced the commercial launch of Retinalytics SVMTM, to assist Ophthalmologists and Optometrists in the Detection of Macular Degeneration. The Retinalytics SVMTM product released focuses on age-related macular degeneration (“AMD”).

The volume of images processed were significantly less than were promised by the Company’s partner in the Retinalyze, LLC joint venture and revenues to date from Retinalytics SVMTM have been zero. Due to the failure to market the product by the Company’s partner in Retinalyze, LLC, the Company has ceased it efforts with the product in its current state and does not anticipate revenue from this venture in the future.

Employees

On December 31, 2013, we had 3 full time employees.

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

Governmental Regulation

Our business plan involves discovery in the field of molecular diagnostics.  This early discovery process does not involve any governmental regulations or approvals.  If we are successful in licensing our discoveries to other companies, FDA approvals may be required before the ultimate product may be sold to consumers.  Our current plan is to require the companies licensing our discoveries or technologies to be responsible for the costs involved in such approvals.  If we are not successful in licensing these discoveries on these terms or choose to take these discoveries to market ourselves, we may then be subject to applicable FDA regulations and would then bear the costs of such approvals.

We know of no current governmental regulations that will materially affect the Company’s current operations or products. However, if the FDA changes its current position, and decides to regulate laboratory-developed tests (LDT’s) currently regulated by CLIA certification, this could materially affect the development costs and commercialization timelines for our products.

Research and Development

Research and development fees were $115,934 during 2013 and $127,648 for the same period in 2012. This decrease relates primarily to the completion of costs related to the Retinalytics SVMTM product, which was completed in 2012.  The research and development fees in 2013 were related primarily to fees paid to consultants relating to the development work completed as a part of our NeoGenomics License.

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of sixty-three (63) patents which were or have since issued as well as fifteen (15) other patent applications that are pending in the U.S. and elsewhere in the world.  The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original intellectual property are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,427,141	Enhancing Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,383,237	Computer-Aided Image Analysis	11/04/2019

U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

U.S. Patent No. 7,542,947	Data Mining Platform for Bioinformatics and Other Knowledge Discovery	08/07/2020

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 7,542,959	Feature Selection Using Support Vector Machine Classifier	05/01/2019

U.S. Patent No. 7,617,163	Kernels and Kernel Methods for Spectral Data	11/9/2021

U.S. Patent No. 7,624,074	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent No. 7,676,442	Selection of Features Predictive of Biological Conditions Using Protein Mass Spectrographic Data	08/07/2020

U.S. Patent No. 7,778,193	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,797,257	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent No. 7,805,388	Method for Feature Selection in a Support Vector Machine Using Feature Ranking	08/07/2020

U.S. Patent No. 7,890,445	Model Selection for Cluster Data Analysis	06/08/2024

U.S. Patent No. 7,921,068	Data Mining Platform for Knowledge Discovery from Heterogeneous Data Types and/or Heterogeneous Data Sources	05/20/2022

U.S. Patent No. 7,970,718	Feature Selection and for Evaluating Features Identified as Significant for Classifying Data	08/07/2020

U.S. Patent No. 8,008,012	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent No. 8,095,483	Support Vector Machine-Recursive Feature Elimination (SVM-RFE)	08/07/2020

U.S. Patent No. 8,126,825	Method for Visualizing Feature Ranking of a Subset of Features for Classifying Data Using a Support Vector	05/20/2022

U.S. Patent No. 8,209,269	Kernels for Identifying Patterns in Datasets Containing Noise or Transformation Invariance	05/07/2022

U.S. Patent No. 8,275,723	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent No. 8,293,461	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent No. 8,463,718	Support Vector Machine-Based Method for Analysis of Spectral Data	08/07/2020

U.S. Patent No. 8,489,531	Identification of Co-Regulation Patterns by Unsupervised Cluster Analysis of Gene Expression Data	05/17/2022

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Canadian Patent No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Patent No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

German Patent No. 69943664.8	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

Indian Patent No. 212978	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Patent/Application No.	Title	Expiration Date

Australian Patent No. 780050	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Canadian Patent No. 2,371,240	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines	05/24/2020

Chinese Patent No. ZL00808062.3	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

German Patent No. DE60024452.0-08	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Canadian Patent No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Patent No. 506462	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

Canadian Patent No. 2,435,290	Computer Aided Image Analysis	01/23/2022

European Patent No.1356421	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Australian Patent No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Patent No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 4138486	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Patent No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Patent No. 2296105	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

German Patent No. 69943664.8	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

U.S. Patent No. 8,682,810	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Japanese Patent No. 5425814	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Patent No. 8,543,519	System and Method for Remote Melanoma Screening	05/01/2019

European Publication No. 1236173	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

European Publication No. 2357582	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Patent/Application No.	Title	Expiration Date

U.S. Patent Publication No. 2005/0165556	Colon Cancer-Specific Markers	05/01/2019

U.S. Patent Publication No. 2011/0106735	Recursive Feature Elimination Method Using Support Vector Machines	05/01/2019

U.S. Application No. 13/418,291	Biomarkers for Screening, Predicting, and Monitoring Benign Prostate Hyperplasia	01/24/2022

U.S. Patent Publication No. 2009/0286240	Biomarkers Overexpressed in Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2009/0215058	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

European Publication No. 2373816	Methods for Screening, Predicting and Monitoring Prostate Cancer	12/04/2029

U.S. Patent Publication No. 2009/0226915	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2013/0297607	Identification of Pattern Similarities by Unsupervised Cluster Analysis	05/17/2022

Australian Application No. 2009212193	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Chinese Application No. 200980110847.2	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

European Application No. 09709037.7	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Indian Application No. 5526/CHENP/2010	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Patent Publication No. 2014/0016843	Computer-Assisted Karyotyping	06/19/2033

International Publication No. 2013/192355	Computer-Assisted Karyotyping	06/19/2033

HDC also owns intellectual property rights in U.S. patents covering the FGM technology.  The FGM portfolio includes two issued patents, which are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,920,451	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

U.S. Patent No. 7,366,719	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets	01/19/2021

Our Competition

HDC conducts its business principally in the diagnostics industry in the field of biomarker discovery and image analysis.  The diagnostics industry is highly fragmented, competitive and evolving. There is intense competition among countless healthcare, biotechnology and diagnostics companies attempting to discover potential new diagnostic products.  These companies may:

●	develop new diagnostic products before we or our collaborators are able to;
●	develop diagnostic products that are more effective or cost-effective than those developed by us or our collaborators; or
●
patent protect other intellectual property rights that would limit our ability to develop and commercialize our technology by limiting the ability to use, ours, or our collaborators’, diagnostic products.

The Company competes with companies in the United States and abroad that are engaged in the development and commercialization of diagnostic tests that utilize biomarker discovery and image analysis techniques. These companies may develop products that are competitive with and/or perform the same or similar to the products offered by our collaborators or us. Also, clinical laboratories may offer testing services that are competitive with the products sold by our collaborators or us. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by us or our collaborators because the testing services are not subject to the same clinical validation requirements that are applicable to FDA-cleared or approved diagnostic test kits.

While a number of companies perform biomarker discovery, we believe that our SVM and SVM-RFE technologies give us a distinct advantage over competing technologies.  Neither classical statistical analysis nor neural networks (the competing technologies) can effectively handle the large amounts of inputs necessary to produce fully validated biomarkers like the Company’s technology.

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

We have prepared our financial statements on a “going concern” basis, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

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

At December 31, 2013 we had $71,991 cash on hand along with NeoGenomics Stock for sale worth $724,000 and our current monthly cash expenses were approximately $50,000. As a result, the Company estimated cash would be depleted by the first quarter of 2015 unless additional funds are raised via the Series C Preferred Stock offering. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding our liquidity and capital resources.

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

We will need additional financing.

We will be required to raise additional capital to finance our activities. We cannot assure prospective investors that we will not need to raise additional capital or that we would be able to raise sufficient additional capital on favorable terms, if at all.  There can be no assurance that additional financing will be available, if required, on terms acceptable to us.  If we fail to raise sufficient funds or do not increase our revenues from licensing our technology or performing services, we may have to cease operations or materially curtail our business operations. If we raise additional capital by issuing equity securities, our stockholders may experience dilution. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Our stock price has, since September 1, 2003, traded as high as $0.60 and as low as $0.02.  Our stock price could fluctuate significantly due to a number of factors beyond our control, including:

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

Our SVM Portfolio utilizes technology that may be covered by the original hyper plane patent (Pat. No. 5,649,068) owned by Lucent Technologies GRL Corporation (“Lucent”).  We have obtained an assignment of a pre-existing patent license from Lucent. If Lucent were to terminate the license, it is possible that we would not be able to use portions of the SVM technology.

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

The markets for our products and services are very competitive, and we expect our competition to increase in the future.  Although we have not identified specific companies that provide the full suite of services that we do, we compete with entities in the U.S. and worldwide that provide products and services for the analysis of genomic information and information relating to the study of proteins (proteomic information) or that commercializes novel genes and proteins.  These include genomics, pharmaceutical and biotechnology companies, academic and research institutions and government and other publicly funded agencies.  We may not be able to successfully compete with current and future competitors.  Many of our competitors have substantially greater capital resources, research and development staff, facilities, manufacturing and marketing experience, distribution channels and human resources than we do.  This may allow these competitors to discover or to develop products in advance of us or of our customers.

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

In addition, we have applied for patents covering some aspects of some of our technologies and biomarker subsets of genes and proteins we have discovered using these technologies.  We plan to continue to apply for patents covering parts of our technologies and discoveries, as we deem appropriate, but cannot assure you that we will be able to obtain any patents or that the patents will be upheld if challenged.  The patent positions of biotechnology related companies are generally uncertain and involve complex legal and factual questions.  Legislative changes and/or changes in the examination guidelines of governmental patents offices may negatively affect our ability to obtain patent protection for certain aspects of our intellectual property, especially with respect to genetic discoveries, and may negatively impact the enforceability of one or more of our patents. In contrast to recent court decisions invalidating claims directed to individual human genes and proteins, our focus has been directed to identifying relationships between small groups of genes and proteins that are useful for diagnosing, treating and prognosing diseases and other conditions.

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

Management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.  Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property.  We lease 350 square feet of office space in Atlanta, Georgia, pursuant to a month-to-month lease dated April 1, 2013. We currently pay base rent in the amount of $600 per month. Our principal executive office is located at 4243 Dunwoody Club Drive, Suite 202, Atlanta, Georgia, and our telephone number is (678) 336-5300.

ITEM 3.   LEGAL PROCEEDINGS

On July 17, 2013, the Company received a Civil Investigative Demand (the “Demand”) from the Federal Trade Commission of the United States of America (the “FTC”) relating to the Company’s MelApp software application. In the Demand, the FTC has requested information relating to potentially unfair or deceptive acts or practices related to (i) false advertising and (ii) consumer privacy and data security, in violation of Trade Commission Act, 15 U.S.C. Sections 45 and 42. The Company has gathered the information and responded to the request by the FTC in accordance with the terms of the Demand. At this time, the Company is awaiting a response from the FTC regarding the Demand.  It would premature to estimate what the response will be from the FTC and the potential, if any, impact to the Company.

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

	High	Low
First Quarter 2012	$0.10	$0.08
Second Quarter 2012	$0.11	$0.07
Third Quarter 2012	$0.10	$0.06
Fourth Quarter 2012	$0.07	$0.04

	High	Low
First Quarter 2013	$0.05	$0.03
Second Quarter 2013	$0.06	$0.03
Third Quarter 2013	$0.05	$0.03
Fourth Quarter 2013	$0.04	$0.02

Holders of Record

As of March 31, 2014, there were approximately 290 holders of record of our common stock.

Dividends

We have not paid any cash dividends for common shares since inception, and we do not anticipate paying any in the foreseeable future on common shares. We intend to retain future earnings, if any, to support the development and growth or our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Under the Georgia Business Corporation Act, a company is prohibited from paying a dividend if, after giving effect to that dividend, either the company would not be able to pay its debts as they become due in the usual course of business or the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividends. If the Company were to pay dividends, the holders of the shares of the Series B Preferred Stock have a right to first receive, or simultaneously receive, a dividend on each outstanding share of Series B Preferred Stock on an as if converted to common stock basis. The holders of the shares of Series B Preferred Stock also accrue a 10% annual dividend and have a special dividend right to receive 15% of the Company’s net revenues, subject to certain limitations.

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

Sales of Unregistered Securities

In connection with their appointment to the Board of Directors, on July 25, 2013 the Company granted to Mr. Henry Kaplan, Mr. Kevin Kowbel, and Mr. Eric R. Winger, each an option to purchase 1,500,000 shares of the Company’s common stock. The options vested 250,000 shares every six months, have an exercise price of $0.03, and expire on July 25, 2023. The fair value of each option granted is $0.02 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.91%, an expected life of 5 years, and volatility of 98%. The aggregate computed value of these options is $60,124, and this amount will be charged as an expense over the three-year vesting period. Upon Mr. Kowbel’s subsequent appointment as Interim CEO, Mr. Kowbel voluntarily returned his options to the Company and agreed to accept no compensation for his service as CEO until the Company is financially stable.

In connection with his appointment to the Board of Directors, on October 21, 2013, the Company granted to Mr. William F. Quirk, Jr. an option to purchase 1,500,000 shares of the Company’s common stock. This option grant is consistent with what has been granted to other board members. The options vest 250,000 shares every six months, have an exercise price of $0.036, and expire on October 21, 2023. The fair value of each option granted is $0.0267 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.91%, an expected life of 5 years, and volatility of 96%.

Also, on October 21, 2013, the Company granted options to purchase 6,000,000 shares of the Company’s common stock to a group of employees and consultants in recognition of their efforts to lower the Company’s monthly expenditures and compensation and their continuing contributions to the Company. The options vest over a three-year period, have an exercise price of $.036, and expire on October 21, 2023. Within the group of 6,000,000 options, the Company’s Vice President, Mark A. Moore, Ph.D., received an option to purchase 1,000,000 shares of the Company’s common stock and the Company’s Senior Vice President, Hong Zhang, Ph.D., received an option to purchase 750,000 shares of the Company’s common stock. The non-cash charge of $203,931 for the fair value of these options will be recognized as an expense over the three-year vesting period.

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

Our historical foundation lies in the molecular diagnostics field where we have made a number of discoveries that play a role in developing more personalized approaches to the diagnosis and treatment of certain diseases. However, our SVM assets in particular have broad applicability in many other fields. Intelligently applied, HDC’s pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery.

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 80 patents that have been issued or are currently pending around the world.

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities. In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies. Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensing of the SVM and FGM technologies directly to diagnostic companies; and, the potential formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

Operational Activities

The Company markets its technology and related developmental expertise to prospects in the healthcare, biotech, and life sciences industries. Given the scope of some of these prospects, the sales cycle can be quite long, but management believes that these marketing efforts may produce favorable results in the future.

NeoGenomics License

On January 6, 2012, we entered into a Master License Agreement (the “NeoGenomics License”) with NeoGenomics Laboratories, Inc. (“NeoGenomics Laboratories”), a wholly owned subsidiary of NeoGenomics, Inc. (“NeoGenomics”). Pursuant to the terms of the NeoGenomics License, we granted to NeoGenomics Laboratories and its affiliates an exclusive worldwide license to certain of our patents and know-how to use, develop and sell products in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer. We retain all rights to in-vitro diagnostic (IVD) test kit development.

Upon execution of the NeoGenomics License, NeoGenomics Laboratories paid us $1,000,000 in cash and NeoGenomics issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012. In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License. Milestone payments will be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics Laboratories up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics Laboratories, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics Laboratories derives from any sublicensing arrangements it may put in place for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System.

NeoGenomics Laboratories agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetic Interpretation System”, and a “Flow Cytometry Interpretation System.” NeoGenomics is currently under the second of its one-year extension terms of the license.

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

Plasma Test for Prostate Cancer

NeoGenomics is developing a test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics recently announced that a publication has been released regarding Phase I of the test’s development. Additionally, NeoGenomics completed Phase II of the prostate test validation. The results were largely the same as those published regarding Phase I. These results for Phase II have been submitted as an abstract for presentation at an upcoming conference. NeoGenomics announced their expectation is to launch a limited release of the test in the second quarter of 2014 and a full roll out of the test in the second half of 2014.

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

NeoGenomics is currently working on development, validation and commercialization of this new image analysis tool for cytogenetic analysis under the direction of Dr. Maher Albitar. The Company and NeoGenomics have spent a considerable amount of time using SVM Technology to create significant improvement in cytogenetic analysis. NeoGenomics is currently beta testing this co-developed technology within their facilities. One of the goals with this technology is for NeoGenomics to sub-license this technology after successful internal testing and validation. Per the license agreement, HDC will receive a portion of the sub-license revenue generated by NeoGenomics.

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

In November 2012 Atlantic Alpha began auditable formal live trading by applying SVM technology to quarterly fundamental corporate data such as sales, earnings and projected earnings. The SVM algorithm is utilized to select U.S. stocks which are expected to outperform or underperform in the next quarter based on current data while at the same time rendering superior portfolio risk metrics. This application of SVM technology allows the creation of a variety of equity portfolios. In the fourteen months ending February 28, 2014, the three key portfolios, large-cap long, large-cap long/short and mid-cap long/short rose approximately 40%, 18% and 29%, respectively.

SVM Capital’s immediate goal is to secure a “seed investor”, i.e. an “anchor tenant” for whom to manage money, which may then lead to capital inflow from other investors. The seed investor may be an institution, family office or individual. To this end, SVM Capital is working both independently and with one or more intermediaries. The long-term strategy is to form hedge funds in other financial markets such as foreign stock markets, debt instruments and commodities. SVM Capital may also consider licensing its technology or using other methods that may lead to monetization. In 2013, SVM Capital formed a strategic relationship with Lucena Research of Atlanta, GA. which provides machine learning tools to hedge funds, to jointly work on specific projects designed to further the interests of both companies.

A thorough exposition of SVM Capital may be found on the appropriate link in HDC’s web page.

Retinalyze

On February 17, 2012, the Company announced the commercial launch of Retinalytics SVMTM, to assist Ophthalmologists and Optometrists in the Detection of Macular Degeneration. The Retinalytics SVMTM product released focuses on age-related macular degeneration (“AMD”).

The volume of images processed were significantly less than were promised by the Company’s partner in the Retinalyze, LLC joint venture and revenues to date from Retinalytics SVMTM have been zero. Due to the failure to market the product by the Company’s partner in Retinalyze, LLC, the Company has ceased it efforts with the product in its current state and does not anticipate revenue from this venture in the future.

Intellectual Property Developments

In February 2013, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering the use of SVMs for analysis of spectral data, including mass spectrometry data, which is widely used in protein analysis for diagnostics and biomarker discovery, as well as many other types of sequence and spectral data. This continuation application expanded the scope of coverage provided by earlier patents issued in 2009 and 2010. The patent subsequently issued in June of 2013, .

In March 2013, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a method for identifying co-regulation patterns by unsupervised cluster analysis of gene expression data. This non-SVM method uses a clustering approach to identify patterns without requiring training of the classifier or prior knowledge of the number of classes. This patent issued in July of 2013. Prior to issuance of the patent, a continuation application was filed to broaden the scope of coverage to non-biological data analysis.

In May 2013, the U.S. Patent and Trademark Office issued a notice of allowance of the Company’s application covering a system for remote melanoma screening using a support vector machine for processing data received from a remote source such as a smart phone or other computing device. This patent issued in September 2013.

In June 2013, the Company filed new U.S. and international (PCT) patent applications covering the use of SVM technology for the evaluation of chromosomal abnormalities. The method of computer-aided karyotyping described in the application has the potential of providing a significant improvement over current methods in which images of chromosomes must be manually evaluated in a tedious and sometimes error-prone process.

In October 2013, the U.S. Patent and Trademark Office and the Japanese Patent Office both issued notices of allowance of the Company’s applications covering the use of a support vector machine for analysis of flow cytometry data. Flow cytometry is routinely used for diagnosis of health disorders such as blood cancers, but has many applications, both medical and non-medical, in analysis of particulates in liquids. Corresponding applications are still pending in Australia, China, Europe and India.

With the recently issued patents, the Company now holds the exclusive rights to 65 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets. The Company also has 15 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology. The reduction in the total number of issued and pending patents during 2013 resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse. This in turn reduced the Company’s total expenses for patent maintenance.

Intel Update

The Company’s patent application that was submitted to provoke an interference with Intel’s Patent No. 7,685,077 remains pending, and interference proceedings have yet to be initiated. A final rejection issued by the USPTO in March 2013 was successfully overcome on appeal, and prosecution was reopened. A non-final rejection was issued citing new grounds for rejection. A response to this rejection was filed in October 2013.

Inflation

The Company does not expect that inflation or changing prices will have a material effect on revenues or income.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Revenue

Since December 31, 2005, the Company has received cash from revenue generating activities totaling $3,974,928, which consists of recorded revenue of $2,758,313 through December 31, 2013 and deferred revenue yet to be recognized of $1,216,615 at December 31, 2013.

For the year ended December 31, 2013, revenue was $1,053,607 compared with $1,585,517 in revenue for the year ended December 31, 2012. Revenue is recognized for licensing and development fees over the period earned, which in most cases is the length of the license. The revenue recognized in 2013 was primarily the recognition of revenue of $981,600 associated with our NeoGenomics License, which also contributed to revenue recorded in 2012. As of December 31, 2013, the Company had deferred revenue of $1,216,615, which includes cash received but not yet recognized as revenue. Deferred revenue was $2,241,604 at December 31, 2012. The decrease in revenue recognized is due to the termination of the license agreements with Abbott and Quest in September 2012. The result of this termination was the acceleration of recognition of deferred revenue in 2012.

Operating and Other Expenses

Amortization expense, which is the amortization of costs of acquiring or filing of patents over their estimated useful lives, was $262,719 for the twelve months ended December 31, 2013 and 2012.

Professional and consulting fees totaled $714,701 for 2013 compared with $698,676 for 2012. These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees. The increase was due to an increase in professional services provided to the Company, specifically consulting fees paid to a former management consultant.

Legal fees were slightly higher in 2013 with fees of $269,961 during the period ending December 31, 2013, versus $228,557 during the same period 2012. This increase was a result of costs associated with the Company’s response to the Federal Trade Commission’s Civil Investigative Demand. Please refer to Note G within the Notes to the Company’s Financial Statements for further information.

Research and development fees were $115,934 during 2013 and $127,648 for the same period in 2012. This decrease relates primarily to the completion of costs related to the Retinalytics SVMTM product, which was completed in 2012. The research and development fees in 2013 were related primarily to fees paid to consultants relating to the development work completed as a part of our NeoGenomics License.

Compensation expense of $524,144 for the twelve months ended December 31, 2013 was significantly lower than the $1,483,899 reported for the comparable period of 2012. The decrease is attributed to the elimination of several more highly compensated former employees.

Other general and administrative expenses decreased from $621,266 in 2012 to $418,221 in 2013. This decrease principally was due to a reduction in all non-essential costs by the new leadership beginning in August 2013.

Loss from Operations

The loss from operations for the twelve months ended December 31, 2013 was $1,252,073 compared to a loss from operations of $1,837,248 for the prior year. The reduced loss was due to a disciplined approach by the new leadership team beginning in August 2013 to reduce spending.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. For the year ended December 31, 2013, the unrealized loss on NeoGenomics stock held at the end of the reporting period was $288,600, which is recorded as other expense in the statements of operations. In addition, the Company realized a gain on the sale of NeoGenomics stock of $815,753 in 2013. During the same period in 2012, the Company reported an unrealized gain of $726,600 and realized a gain on the sale of NeoGenomics stock of $668,852.

There was no interest income for the twelve months ended December 31, 2013, compared to $1,059 in 2012. Interest income decreased because the Company had less cash on hand to invest throughout the 2013 period.

The previous Board of Directors negotiated a settlement agreement in July 2013 with Stephen Barnhill, the former Chairman and Chief Executive Officer of the Company. Under the terms of the Settlement Agreement, (i) the Company paid $50,000 to, or for the benefit of, Mr. Barnhill. As a result, the Company recognized a settlement expense of $50,000 in 2013. For the period ending December 31, 2012, there were no settlement expenses.

Net Loss

The net loss for the twelve months ended December 31, 2013 was $774,920 compared to a net loss of $440,737 for the twelve months ended December 31, 2012. The increased net loss was due to the overall decrease in revenue as previously discussed. Specifically, the revenue from the accelerated revenue recognition for cancelled agreements with Quest and Abbott were primarily responsible for the lower net loss in 2012.

Net loss per share attributable to common shareholders was $0.004 and $0.002 for twelve months ended December 31, 2013 and 2012, respectfully.

Liquidity and Capital Resources

At December 31, 2013, the Company had $71,991 in cash and cash equivalents and total current liabilities of $1,662,479. The primary amount of current liabilities relates to $1,024,988 in deferred revenue. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics Stock has increased in value since the initial acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result we will not have sufficient resources to meet all of our current obligations unless the Company is able to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. None of these options are definitive and there is no guarantee the Company will be successful in these fund raising efforts.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Liabilities	$2,500	$2,500	-
Office Lease	-	-	-
Total	$2,500	$2,500	-

The Company has relied primarily on equity and debt financing for liquidity. The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through licensing its patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been unable to generate significant revenue, as further described above. As a result, the Company has implemented a cash conservation program. Specifically, the Company has eliminated several highly compensated former employees and consultants. The new management team has significantly reduced their compensation. Our Interim Chief Executive Officer, who receives no salary or compensation for his work on behalf of the Company, leads this effort. This effort has taken the monthly expenditures or “burn rate” to less than $50,000 per month. In comparison, the previous management teams realized monthly burn rates as high as $235,000 per month in 2012 and early 2013.

Cash Flow from Operating Activities

For the year ended December 31, 2013, the Company had a net loss of $774,920 with $1,767,198 of cash being used by operating activities. During 2013, $1,516,977 was provided by investment activities primarily from the sale of 492,000 NeoGenomics shares that were received as a part of the NeoGenomics License signed in January 2012. In addition, there was $160,000 provided by financing activities during 2013 resulting from proceeds received from a Series C Preferred Stock issuance. As a result, the Company realized a net decrease of cash of $99,433 during the year ended December 31, 2013.

The Company has taken steps to reduce the Company’s expenditures in order to reduce the “burn rate” to approximately $50,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level.

Cash Flow from Financing Activities

In the fourth quarter of 2013, the Board of Directors authorized issuing up to 12,500,00 Series C Preferred Shares and the Company began to receive funding for the Series C Preferred Shares. As of December 31, 2013 the Company issued two million preferred shares at $0.08 for a total of $160,000. The Series C Preferred Shares feature $0.08 warrants and $0.08 contingency warrants. The contingency warrants will be issued only if the company has not attained profitability by the end of the first quarter 2016. The goal is to raise a maximum of $1,000,000 funds via this funding. This funding is anti-dilutive because the purchase price is significantly higher than the current 180-day average share price.

The Series B Preferred Stock accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $308,724 as of December 31, 2013 and $455,546 as of December 31, 2012.

During 2013, five Series B holders converted 8,512,675 shares of Series B Preferred Stock to Common Stock. The Company also paid the Series B holders who chose to convert, their portion of the accrued special dividend and accrued dividend.

The Company has relied primarily on equity funding plus debt financing for liquidity. In the longer term, the Company plans to generate additional cash from its licensing arrangement with NeoGenomics. While the Company has produced limited revenue, it must continue to do so in order to generate sufficient cash to continue operations. The Company does not have sufficient cash to support operations until it is able to generate revenue through royalty payments from licensing deals from its patent portfolio and development fees for providing services related to those patents. There can be no assurance that the Company will be able to fully implement its cash conservation program, sell sufficient number of NeoGenomics shares to fund ongoing operations, or generate sufficient revenues from the NeoGenomics License that would permit funding of ongoing operations. In such event, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings. There can be no assurance that the Company will be able to secure such funding.

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

Share-Based Compensation

Share-based compensation expense is significant to our financial position and results of operations, even though no cash is used for such expense. In determining the period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our valuation methodology, the expected term, expected stock price volatility over the term of the awards, the risk-free interest rate, expected dividends and pre-vesting forfeitures. If any one of these factors changes and we employ different assumptions in future periods, the compensation expense that we record could differ significantly from what we have recorded in the current period.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013. Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors are:
Name	Age	Position
Henry S. Kaplan Kevin Kowbel Mark A. Moore, Ph.D. William F. Quirk, Jr.	71 43 68 71	Director Chairman and Interim Chief Executive Officer Vice President, Product Development Director
Eric R. Winger	72	Director
Hong Zhang, Ph.D.	50	Senior Vice President, Computational Medicine

The following sets forth the biographical information for our executive officers:

Henry S. Kaplan is a retired attorney with extensive experience. Specifically, Mr. Kaplan was a patent examiner with the United States Patent and Trademark Office, Chemical Arts, as well as partner and/or shareholder in Dressler Goldsmith et. al.; the Law Office of Henry S. Kaplan, Chicago, Illinois; Miller Ciresi et al, Minneapolis, Minnesota; and Shutts & Bowen, Miami, Florida.

Mr. Kaplan has experience as a principal patent attorney in complex patent and trademark litigation; principal attorney in a number of complex mergers and/or acquisitions; principal counselor for numerous patent and/or trademark license matters. In addition, he has represented a number of public companies as patent and trademark counsel. Mr. Kaplan is a former faculty member of American Law Institute and lecturer for symposiums held by the American Bar Association and the Minnesota Bar.

Mr. Kaplan earned his bachelor degree from the City University of New York in 1963 and his Juris Doctorate from the Washington College of Law at American University in 1967. He is a retired member of the Bar of the State of Illinois and Registered Patent Attorney with the United States Patent and Trademark Office.

Kevin Kowbel is a Professional Engineer and Vice President Drilling & Completions for Canadian Natural Resources. Mr. Kowbel is a 1992 Geological Engineering Graduate from the University of Saskatchewan and is experienced as a Drilling & Completions Engineering Specialist with expertise in well design, operations, out-of-the-box problem solving, well control and tool development. Mr. Kowbel is experienced in problem solving, process optimization and tool development. His current role involves managing a yearly capital budget exceeding $1 billion. Mr. Kowbel has been an investor in Health Discovery Corporation since 2005 when he purchased common stock at $0.16 per share. He is fully committed to helping current shareholders realize the highest value for their investment. As such, he plans to remain off the payroll and pay for his own expenses related to his work with the Company until the Company is no longer under a going concern warning

Mark A. Moore, Ph.D., was appointed interim Chief Operating Officer of the Company on November 16, 2012. Dr. Moore has subsequently taken the role of Vice President, Product Development on a permanent basis. In addition to his role with HDC, Dr. Moore serves as Chairman and Chief Executive Officer of SVM Capital, LLC (“SVM Capital”). SVM Capital was formed as a joint venture between the Company and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”), an absolute return hedge fund, to explore and exploit the potential applicability of the Company’s SVM technology to quantitative investment management techniques. Dr. Moore received a B.A. degree in Science and Philosophy from Florida Atlantic University in 1966. He received a Ph.D. in Philosophy with an emphasis on Value Theory and Logic from the University of Tennessee, Knoxville in 1973. Currently, Dr. Moore is also Chairman of Atlantic Alpha. In addition, Dr. Moore has served as Treasurer and Chairman of Memorial Health University Hospital Foundation as well as a member of the Board of Directors of Memorial Health University, where he is a member of the Investment and Finance Committee. Dr. Moore remains a member of Memorial Foundation Board.

William F. Quirk, Jr., was the first outside director to join the Board in October 2005 and served until June 2008, during which time he provided critical financial and business resources to the Company. Mr. Quirk is a private investor who purchased a significant equity stake in the company in its private placement in July 2005. Prior to his retirement in 1996, he held a variety of senior executive positions in finance and management including: Fidelity Management & Research in the mutual fund industry; the investment banking firm Peterson, Diehl, Quirk & Company; leveraged buyout firm Kelso & Company; and auto parts supplier Inline Brake Manufacturing. Mr. Quirk earned his B.S. from the U.S. Naval Academy and an MBA from the Harvard Business School.

Eric R. Winger is an experienced business executive currently serving as Chairman of the Board of Trustees for South University, a for-profit university that is nationally recognized for its College of Health Professions and School of Pharmacy. His prior experience includes CEO of the Savannah Economic Development Authority at which he was one of the founding directors of the Arial Savannah Angel Partners and where he was three times named one of Georgia’s 100 most influential people by Georgia Trend Magazine.

For over 25 years, Mr. Winger held various senior management positions with Wachovia Bank including large corporate accounts and southeast regional responsibilities. He has served on many boards and was Vice Chairman of Memorial Health University Medical Center and chair of its finance committee.

Earlier in his distinguished career, Mr. Winger held various posts at IBM and Merrill Lynch. In addition, Mr. Winger received his B.A. from College of William and Mary as well as a Masters from the Thunderbird School of Global Management.

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

           The directors named above will serve until the next annual meeting of our stockholders. As there are no employment agreements with anyone at the Company, officers hold their positions at the pleasure of the Board of Directors

Nominees for Directors

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to our Chief Executive Officer and Principal Financial Officer. The Code of Ethics is available without charge upon request directed to Investor Relations, Health Discovery Corporation, 4243 Dunwoody Club Drive, Suite 202, Atlanta, Georgia 30350. The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth various elements of compensation for our Named Executive Officers for each of the last two fiscal years:
Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total
Kevin Kowbel	2013	$-	$-		$-		$-
Chairman & Interim Chief Executive Officer	2012	$-	$-		$-		$-

Mark A. Moore, Ph.D.	2013	$104,385	$-		$1,462	(1)	$105,847
Vice President, Product Development	2012	$13,846	$-		$-		$13,846

Hong Zhang, Ph.D.	2013	$117,538	$-		$1,096	(1)	$118,634
Senior Vice President, Computational Medicine	2012	$132,000	$-		$-		$132,000

John A. Norris	2013	$187,019	$-		$39,058	(2)	$226,077
Former Chief Executive Officer	2012	$125,000	$50,000		$-		$175,000

Herbert A. Fritsche, Ph.D.	2013	$-	$-		$74,604	(3)	$74,604
Former Chief Science Officer	2012	$230,769	$-		$8,009	(4)	$238,778

Stephen Barnhill	2013	$-	$-		$82,200	(5)	$82,200
Former Chairman & Chief Executive Officer	2012	$264,423	$377,441	(6)	$129,770	(7)	$771,634

(1)	Represents costs associated with stock options.
(2)	Represents health insurance premiums and reimbursed healthcare costs of $3,195 and $35,863 in costs associated with stock options.
(3)	Represents consulting fees of $45,150 and $29,454 in costs associated with stock options.
(4)	Represents health insurance premiums and reimbursed healthcare costs.
(5)	Represents $32,200 in consulting fees, $50,000 in legal fees paid for Mr. Barnhill.
(6)	Represents $100,000 in costs associated with stock grant and $277,441 in cash bonus.
(7)	Represents $71,400 in consulting fees, $35,485 in health insurance premiums, and $22,885 in vacation time.

Employment Agreements

There are no Employment Agreements with any officer or employee of the Company. All officers, employees, and consultants serve at the discretion of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Mark A. Moore, Ph.D.	-	1,000,000	$0.036	October 21, 2023
Hong Zhang, Ph.D.	-	750,000	$0.036	October 21, 2023
John A. Norris	1,000,000	-	$0.050	December 18, 2017
Herbert A. Fritsche, Ph.D.	1,000,000	-	$0.040	January 31, 2018

Director Compensation

Outside directors receive no cash fees for their service. Each outside director was awarded options in 2013 to purchase shares of the Company’s Common Stock as described below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Henry S. Kaplan (1)	$-	$4,175	$4,175
Kevin Kowbel (2)	$-	$-	$-
William F. Quirk, Jr. (3)	$-	$2,193	$2,193
Eric R. Winger (1)	$-	$4,175	$4,175
(1)	1,500,000 options granted on July 25, 2013.
(2)	1,500,000 options granted on July 25, 2013 and returned August 2, 2013
(3)	1,500,000 options granted on October 21, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our Common Stock as of March 31, 2014 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and (iv) all of our executive officers and directors as a group. At March 31, 2014, there were 252,557,310 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, 8,827,500 shares of Series B Preferred Stock outstanding and 2,000,000 shares of Series C Preferred Stock outstanding. Unless otherwise noted, the address of each beneficial owner below is 4243 Dunwoody Club Drive, Suite 202, Atlanta, Georgia 30350.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Henry S. Kaplan, Director	313,000	(2)	*
Kevin Kowbel, Chairman and Interim Chief Executive Officer	675,000		*
Mark A. Moore, Ph.D., Vice President, Product Development	1,010,667	(3)	*
William F. Quirk, Jr., Director	14,696,222	(4)	5.7%
Eric R. Winger, Director	251,000	(2)	*
Hong Zhang, Ph.D., Senior Vice President, Computational Medicine	125,000	(5)	*
All executive officers and directors as a group (6 persons)	17,070,889		6.3%
*	Less than 1%
(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of March 31, 2014.

(2)	Includes 250,000 currently exercisable options granted in July 2013.
(3)	Includes 167,667 options granted in October 2013, which are exercisable within 60 days of March 31, 2014.
(4)	Includes 250,000 options granted in October 2013, which are exercisable within 60 days of March 31, 2014.
(5)	Includes 125,000 options granted in October 2013, which are exercisable within 60 days of March 31, 2014

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the equity securities of the Company which are authorized for issuance to employees, directors and consultants in consideration for services as of December 31, 2013:

Equity Compensation Plan Information

	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted- average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	13,500,000	$.05	-
Total	13,500,000	$.05	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 31, 2014, the following directors are independent according to those standards: Mr. Kaplan, Mr. Quirk and Mr. Winger. Mr. Kowbel was not independent according to the New York Stock Exchange independence standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2013 and 2012.

	2013	2012

Audit Fees	$70,241	$99,641

Audit-Related Fees	$-	$5,500

Tax Fees	$7,600	$7,900

Sub-Total	$77,841	$113,041

All Other Fees	$-	$12,963

Total Fees	$77,841	$126,004

Audit Fees. This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the Securities and Exchange Commission during 2013 and 2012, including out of pocket expenses.

Audit-Related Fees. This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.

Tax Fees. This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2013 and 2012.

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

HEALTH DISCOVERY CORPORATION

By:	/s/ Kevin Kowbel
Chairman, Interim Chief Executive Officer,
Principal Financial Officer, and Principal Accounting Officer

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Kowbel	Chairman, Interim Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer	March 31, 2014
Kevin Kowbel

/s/ Henry S. Kaplan	Director	March 31, 2014
Henry S. Kaplan

/s/ William F. Quirk, Jr.	Director	March 31, 2014
William F. Quirk, Jr.

/s/ Eric R. Winger	Director	March 31, 2014
Eric R. Winger

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Health Discovery Corporation
Atlanta, Georgia

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2013 and 2012, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
March 31, 2014

HEALTH DISCOVERY CORPORATION

Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current Assets
Cash	$71,991	$171,424
Accounts Receivable	80	90
Investment in Available For Sale Securities (Note J)	724,000	1,716,160

Total Current Assets	796,071	1,887,674

Equipment, Less Accumulated Depreciation of $55,133 and $47,219	5,752	11,329

Other Assets
Patents, Less Accumulated Amortization of $2,519,290 and $2,256,570	1,466,504	1,729,224

Total Assets	$2,268,327	$3,628,227

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$326,267	$139,790
Accrued Liabilities	2,500	55,500
Dividends Payable - S/T	308,724	-
Deferred Revenue	1,024,988	1,024,988

Total Current Liabilities	1,662,479	1,220,278

Long Term Liabilities
Deferred Revenue	191,628	1,216,616
Dividends Payable	-	455,546

Total Liabilities	1,854,107	2,892,440

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized 8,827,500 Issued and Outstanding December 31, 2013 17,027,675 Issued and Outstanding December 31, 2012	677,902	1,307,628
Series C Preferred Stock, Convertible,
12,500,000 Shares Authorized, 2,000,000 Issued and Outstanding December 31, 2013 No Shares Authorized, Issued or Outstanding at December 31, 2012	160,000	-
Common Stock, No Par Value, 300,000,000 Shares Authorized
252,557,310 Shares Issued and Outstanding December 31, 2013
233,773,144 Shares Issued and Outstanding December 31, 2012	26,368,892	25,445,813
Accumulated Deficit	(26,792,574)	(26,017,654)

Total Stockholders’ Equity	414,220	735,787

Total Liabilities and Stockholders’ Equity	$2,268,327	$3,628,227

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2013 and 2012

	2013	2012
Revenues:
Licensing & Development	$1,053,607	$1,585,517

Operating Expenses:
Amortization	262,719	262,719
Professional and Consulting Fees	714,701	698,676
Legal Fees	269,961	228,557
Research & Development Fees	115,934	127,648
Compensation	524,144	1,483,899
Other General and Administrative Expenses	418,221	621,266
Total Operating Expenses	2,305,680	3,422,765

Loss From Operations	(1,252,073)	(1,837,248)

Other Income (Expense)
Unrealized (Loss) / Gain on Fair Value of NGNM (Note J)	(288,600)	726,600
Realized Gain on Fair Value of NGNM (Note J)	815,753	668,852
Interest Income	-	1,059
Settlement Expense (Note G)	(50,000)	-
Total Other Income (Expense)	477,153	1,396,511

Net Loss	$(774,920)	$(440,737)

Preferred Stock Dividends	137,256	139,481

Loss Attributable to Common Shareholders	$(912,176)	$(580,218)

Weighted Average Outstanding Shares	235,494,741	232,124,255

Loss Per Share (basic and diluted)	$(0.004)	$(0.002)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2013 and 2012

Issued and Outstanding

	Preferred Shares C	Preferred Shares B	Common Shares	Preferred Amount C	Preferred Amount B	Common Amount	Accumulated Deficit	Total Stockholders’ Equity

Balance – January 1, 2012	-	17,340,175	231,299,810	-	$1,307,628	$25,691,078	$(25,576,917)	$1,421,789
Shares issued pursuant upon the exercise of options	-	-	473,334	-	-	-	-	-
Stock issued for Services	-		2,000,000	-	-	150,000	-	150,000
Share-based Compensation and Expense	-	-	-	-	-	94,098	-	94,098
Series B Preferred Stock Special Dividend	-	-	-	-	-	(349,882)	-	(349,882)
Series B Preferred Stock Annual Dividend	-	-	-	-	-	(139,481)	-	(139,481)
Series B Preferred Stock Exchanged for Common Stock
Net Loss	-	-	-	-	-	-	(440,737)	(440,737)

Balance - December 31, 2012	-	17,340,175	233,773,144	$-	$1,307,628	$25,445,813	$(26,017,654)	$735,787
Series C Preferred Stock Issued	2,000,000	-	-	160,000	-	-	-	160,000
Series B Preferred Stock Exchanged for Common Stock	-	(8,512,675)	8,512,675	-	(629,726)	629,726	-	-
Stock options issued for Services	-	-	-	-	-	124,889	-	124,889
Share-based Compensation and Expense	-	-	-	-	-	30,855	-	30,855
Series B Preferred Stock Dividend Paid with Common Stock	-	-	10,271,491	-	-	274,865	-	274,865
Series B Preferred Stock Annual Dividend	-	-	-	-	-	(137,256)	-	(137,256)
Net Loss	-	-	-	-	-	-	(774,920)	(774,920)
Balance - December 31, 2013	2,000,000	8,827,500	252,557,310	$160,000	$677,902	$26,368,892	$(26,792,574)	$414,220

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash Flows From Operating Activities
Net Loss	$(774,920)	$(440,737)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Stock-based compensation	30,855	94,098
Common stock issued for services	124,889	150,000
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note J)	(815,753)	(668,852)
Unrealized Loss / (Gain) on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note J)	288,600	(726,600)
Decrease in Deferred Charges	-	44,764
Depreciation and Amortization	270,633	272,877
Increase in Accounts Receivable	10	307
Decrease in Deferred Revenue	(1,024,988)	(535,060)
Decrease in Prepaid Expenses and Other Assets	-	45,350
Increase (Decrease) Accounts Payable – Trade	186,476	(238,364)
(Decrease) Increase in Accrued Liabilities	(53,000)	34,000
Net Cash Used by Operating Activities	(1,767,198)	(1,968,217)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note J)	1,519,313	1,624,092
Purchase of Equipment	(2,336)	(3,878)
Net Cash Provided by Investing Activities	1,516,977	1,620,214

Cash Flows From Financing Activities:
Proceeds from Series C Preferred Stock Issuance	160,000	-
Dividends Paid	(9,212)	(370,899)
Net Cash Provided by (Used for) Financing Activities	150,788	(370,899)

Net Decrease in Cash	(99,433)	(718,902)

Cash, at Beginning of Period	171,424	890,326

Cash, at End of Period	$71,991	$171,424

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

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties’ receivable from customers based upon those customers estimated sales of the products or diagnostic tests containing patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis.  The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured.  As of December 31, 2013 and 2012, all amounts receivable are considered fully collectable and no allowance for doubtful accounts was recorded.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2013, the Company does not believe there has been any impairment of its intangible assets.

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

Valuation and Amortization Method – The fair value awards of stock that do not contain a market condition target are estimated on the grant date using the Black-Scholes option-pricing model. The fair value of options that contain a market condition, such as a specified hurdle price, is estimated on the grant date using a probability weighted fair value model similar to a lattice valuation model.  Both the Black-Scholes and the probability weighted valuation models require assumptions and estimates of expected volatility, expected life, expected dividend yield and expected risk-free interest rates.

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s research and development costs are expensed as incurred and consist of expenses paid to consultants and external laboratories and related primarily to the costs of co-development studies, clinical trials, and projects undertaken. The R&D costs were $115,934 in 2013 and $127,648 in 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short-term nature of such items. Refer to Note J for discussion regarding the valuation of the Company’s investment in available for sale securities.

NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented the calculation of diluted per share amounts would cause an anti-dilutive result and therefore is not presented. Potentially dilutive shares at December 31, 2013 and 2012 include options and warrants outstanding of 13,500,000 and 12,250,000, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account.  From time-to-time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued an amendment, which requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial results.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note B – DEFERRED REVENUE, continued

The Company received $2,944,800 as a part of the NeoGenomics license agreement in January 2012. Deferred revenue of $2,944,800 was recorded and is being recognized as income over the three years of the term of the license agreement.

The Company had total unearned revenue of $1,216,616 as of December 31, 2013. The long-term portion of unearned revenue represents the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to seven years.

The expected future annual recognition of revenue is as follows:

2014	$1,024,988
2015	43,388
2016	43,388
2017	43,388
2018	43,388
Thereafter	18,076
Total expected future annual amortization	$1,216,616

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery.

The cost and accumulated amortization for 2013 and 2012 are as follows:

	2013	2012
Cost of Patents	$3,985,794	$3,985,794
Accumulated Amortization	(2,519,290)	(2,256,570)
Patents, Net of Amortization	$1,466,504	$1,729,224

Amortization charged to operations for each of the years ended December 31, 2013 and 2012 was $262,719.  The weighted average remaining amortization period for patents at December 31, 2013 is 5.50 years.  Estimated amortization expense for the next five years is $260,603 per year.

Note D – INVESTMENTS

             On March 27, 2007, the Company and an investment partner formed SVM Capital, LLC (“SVM Capital) as an equity investment for purposes of utilizing SVMs as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but does not have control over the entity. The Company does not have any obligation to fund or provide support to SVM Capital.  Accordingly, the investment is accounted for using the equity method of accounting.  The Company’s initial investment was $5,000 and the license to use the SVM technology applied to financial markets.  The carrying value of this investment was zero as of December 31, 2013 and December 31, 2012.

In August 2008, pursuant to a license agreement, as amended, we contributed a license to Smart Personalized Medicine, LLC (“SPM”) in return for a 20% equity interest.  SPM is a company founded by a former director to develop a breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. The only activity for this entity was the Quest license and development agreements of 2010 for which there was an allocation of 50% to HDC and 50% to the other partner. The Company does not have any contractual obligation to provide any funds to this venture. The net value of the investment was zero as of December 31, 2013 and December 31, 2012. The Company does not anticipate the relationship with SPM will generate any revenue.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note E – LICENSE FEES EXPENSE - LUCENT AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”).  The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently.  The license granted will continue for the entire unexpired term of Lucent’s patents.  During 2013, the Company paid $10,536 in royalty fees to Lucent compared to $13,237 paid during 2012.

Note F – INCOME TAXES

The Company has incurred net losses since inception, and we have determined that it is more likely than not we will be unable to benefit in the future from the accumulated net operating loss.  Consequently, we have not recorded any U.S. federal or state income tax expense or benefit.  We have no recorded income tax provision or benefit for the fiscal years ending December 31, 2013 or 2012.

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2013 and 2012.

	2013	2012
Net operating loss	$7,682,814	$6,979,391
Deferred revenue	413,649	762,145
Charitable contributions	510	1,088
Depreciation and amortization	-	2,441
Stock compensation	54,655	414,119
Deferred tax asset	8,151,628	8,159,184

Depreciation and amortization	(4,007)	-
Unrealized gain	(148,920)	-
Deferred tax liability	(152,927)	-

Net deferred tax asset	7,998,701	8,159,184
Less valuation allowance	(7,998,701)	(8,159,184)

Net deferred taxes	$-	$-

As of December 31, 2013, an increase in the valuation allowance of $160,482 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ending December 31, 2013 and 2012 as follows:

	2013	2012
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.0)	(3.0)
Valuation allowance	37.0	37.0
Effective tax rate (benefit)	-	-

The Company has unused net operating loss carry-forwards of approximately $22.6 million that are available to offset future income taxes payable. The net operating losses will begin to expire in 2020.

Based in its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The Company’s evaluation was performed for all tax years, which remain subject to examination and adjustment, by major tax jurisdictions as of December 31, 2013. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2010.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – COMMITMENTS AND CONTINGENCIES

Operating Lease

We do not own any real property.  We lease 350 square feet of office space in Atlanta, Georgia, pursuant to a month-to-month lease dated April 1, 2013. We currently pay base rent in the amount of $600 per month. Our principal executive office is located at 4243 Dunwoody Club Drive, Suite 202, Atlanta, Georgia, and our telephone number is (678) 336-5300.  Our principal executive office is well maintained and suitable for the business conducted in this location.

Settlements

The previous Board of Directors negotiated a settlement agreement in July 2013 with Stephen Barnhill, the former Chairman and Chief Executive Officer of the Company.  Under the terms of the Settlement Agreement, (i) the Company paid $50,000 to, or for the benefit of, Mr. Barnhill and (ii) Mr. Barnhill executed a general release in favor of the Company, subject to any indemnification rights that Mr. Barnhill may have under any agreement, law, or insurance policy maintained by the Company. As a result, the Company recognized a settlement expense of $50,000 in 2013.

Legal Issues

On July 17, 2013, the Company received a Civil Investigative Demand (the “Demand”) from the Federal Trade Commission of the United States of America (the “FTC”) relating to the Company’s MelApp software application. In the Demand, the FTC has requested information relating to potentially unfair or deceptive acts or practices related to (i) false advertising and (ii) consumer privacy and data security, in violation of Trade Commission Act, 15 U.S.C. Sections 45 and 42. The Company has gathered the information and responded to the request by the FTC in accordance with the terms of the Demand. At this time, the Company is awaiting a response from the FTC regarding the Demand.  It would premature to estimate what the response will be from the FTC and the potential, if any, impact to the Company.

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS

Information about options and warrants outstanding for 2013 and 2012 is summarized below:

Number of Warrants and Options Issued	2013	Weighted Average Exercise Price	2012	Weighted Average Exercise Price
Outstanding beginning of year	12,250,000	$0.10	30,291,667	$0.16
Granted	17,750,000	$0.04	1,000,000	$0.05
Exercised	-	$-	(473,334)	$0.07
Forfeited	(8,500,000)	$0.12	(3,000,000)	$0.12
Expired un-exercised	(8,000,000)	$0.08	(15,568,333)	$0.21
Outstanding end of the year	13,500,000	$0.05	12,250,000	$0.10
Exercisable December 31	4,750,000	$0.04	11,000,000	$0.11

December 31, 2013

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.027	3,000,000	9.50	-	-
$0.036	7,750,000	9.75	2,000,000	9.75
$0.040	1,000,000	4.00	1,000,000	4.00
$0.050	1,000,000	4.00	1,000,000	4.00
$0.080	750,000	.50	750,000	.50
Total	13,500,000		4,750,000

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

As of December 31, 2013, there was approximately $193,940 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.5 years.  The weighted average remaining life of all outstanding warrants and options at December 31, 2013 are 9.5 years.  The aggregate intrinsic value of all options and warrants outstanding and exercisable as of December 31, 2013 was $636,237.

Stock-based expense included in the 2013 net loss consisted of $155,744 in director’s option expenses and common stock issued for services. Specifically, director option expenses were $30,855 and common stock issued for service expenses related to employees and consultants were $124,889. These were lower than the director option expense of $94,098 and stock grant expenses for Mr. Norris and Mr. Barnhill of $150,000 in 2012.

The following table reflects stock-based compensation and expense recorded in 2013 and 2012:

	2013	2012
Director’s option expenses	$30,855	$94,098

Common stock issued for services	124,889	150,000

Net Increase	$155,744	$244,098

On December 18, 2012, the Company entered into an employment contract with Mr. Norris. Under the terms of that employment agreement, Mr. Norris received a one-time bonus of 1,000,000 shares of the Company’s common stock.

Also as a part of that employment agreement, Mr. Norris also was granted an option to purchase shares of the Company’s common stock. These options will be granted and vest according to the following schedule: (i) 1,000,000 options were granted on December 18, 2012 at an exercise price of $0.05 and vest during the six months following the grant date, plus the potential to earn additional options if certain anniversary dates and other milestones were met. None of those milestones were met and therefore not awarded.

In connection with their appointment to the Board of Directors, on February 28, 2013, the Company granted to Mr. David Eckoff, Mr. Sumio “Sumi” Takeichi and Mr. John Norris each an option to purchase 1,500,000 shares of the Company’s common stock. The options vest over a three-year period, have an exercise price of $0.032, and expire on February 28, 2023.  The fair value of each option granted is $0.023 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.97%, an expected life of 5 years, and volatility of 96%.  All of these options were forfeited upon each of these individuals departure from the Board and are no longer in effect.

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

In connection with his appointment to the Board of Directors in May 2013, the Company granted to Mr. Norman Mineta an option to purchase 1,500,000 shares of the Company’s common stock. The options vest over a three-year period, have an exercise price of $0.048, and expire on May 10, 2023.  The fair value of each option granted is $0.035 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.91%, an expected life of 5 years, and volatility of 97%.  These options were forfeited upon Mr. Mineta’s departure from the Board and are no longer in effect.

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

In connection with his appointment to the Board of Directors in July 2013, on October 21, 2013, the Board of Directors of Health Discovery Corporation (the “Company”) granted to Mr. William F. Quirk, Jr. an option to purchase 1,500,000 shares of the Company’s common stock. This option grant is consistent with what has been granted to other board members. The options vest 250,000 shares every six months, have an exercise price of $0.036, and expire on October 21, 2023.

Also, on October 21, 2013, the Company granted options to purchase 6,000,000 shares of the Company’s common stock to a group of employees and consultants in recognition of their efforts to lower the Company’s monthly expenditures and compensation and their continuing contributions to the Company.  The options vest over a three-year period, have an exercise price of $.036, and expire on October 21, 2023. Within the group of 6,000,000 options, the Company’s Vice President, Mark A. Moore, Ph.D., received an option to purchase 1,000,000 shares of the Company’s common stock and the Company’s Senior Vice President, Hong Zhang, Ph.D., received an option to purchase 750,000 shares of the Company’s common stock.  The non-cash charge of $203,931 for the fair value of these options will be recognized as an expense over the three-year vesting period.

Note I - STOCKHOLDERS’ EQUITY

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

The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder, so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options. The Shares of Series B Preferred Stock will converted into Common Stock of the Company in the fourth quarter of 2014, which the fifth anniversary of the date of issuance.

The Series B Preferred Stock has accrued dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $308,724 as of December 31, 2013 and $455,546 as of December 31, 2012. The Company plans to satisfy the accrued dividend for the Series B Preferred Stock in the fourth quarter of 2014.

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

During 2013, five Series B holders requested, and the Company complied with the Series B holders’ request to convert 8,512,675 Series B Preferred Stock to Common Stock.  The Company also paid the Series B holders who chose to convert, their portion of the accrued special dividend and accrued dividend.

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

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized issuing up to 12,500,00 Series C Preferred Shares and the Company began to receive funding for the Series C Preferred Shares. As of December 31, 2013 the Company issued two million preferred shares at $0.08 for a total of $160,000. The Series C Preferred Shares feature $0.08 warrants and $0.08 contingency warrants. The contingency warrants will be issued only if the company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.025 each using the Black Scholes Method.

The goal is to raise a maximum of $1,000,000 funds via this funding. This funding is anti-dilutive because the purchase price is significantly higher than the current 180-day average share price. The Series C Preferred Stock has not been registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

The Series C Preferred Stock may be converted into Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder, so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options. The Shares of Series C Preferred Stock must be converted into Common Stock of the Company either by the demand by the shareholder or at the fifth anniversary of the date of issuance.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – INVESTMENT IN AVAILABLE FOR SALE SECURITIES, continued

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from the prior period to December 31, 2013 is an unrecognized loss of $288,600 for the remaining 200,000 shares held and is classified as other expense under the caption Unrealized Loss on Available for Sale Securities in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The December 31, 2013 fair value of the investment of $724,000 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

During 2013, the Company sold 492,000 shares of NeoGenomics and received proceeds in the amount of $1,519,313. These transactions resulted in the Company recognizing a Realized Gain on the Sale of Available for Sale Securities in the accompanying statements of operations in the amount of $815,753 in the current period.

As of December 31,2013 the Company held 200,000 shares of NeoGenomics stock as compared to 692,000 shares as of December 31, 2012.  The initial 1,360,000 shares were acquired in January 2012 as a result of the NeoGenomics Master License Agreement.

Note K – SUBSEQUENT EVENTS

None.

Note L – FINANCIAL CONDITION AND GOING CONCERN

We have prepared our financial statements on a “going concern” basis, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

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

At December 31, 2013 we had $71,991 cash on hand along with its NeoGenomics Stock available for sale worth $724,000 and our current monthly cash expenses were approximately $50,000. As a result, the Company estimated cash will be depleted by the first quarter of 2015 if no additional capital raise was undertaken.

The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through its relationship with NeoGenomics, providing services related to those patents, and obtaining additional equity or debt financing.

As a result the Company is focusing its efforts to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets.  The Company has begun raising capital through the Series C Preferred Stock offering. The Company believes the Series C Preferred Stock offering, along with disciplined expense management, will allow the Company to maintain operations throughout 2015. In addition, the Company believes the NeoGenomics relationship will provide revenue the Company in 2015. While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.

