Form 10-Q
period 2014-03-31
HEALTH DISCOVERY CORP
filed 2014-05-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

(678) 336-5300
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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(do not check if a smaller reporting company)
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 15, 2014

Common Stock, no par value	252,557,310

Series A Preferred Stock	0

Series B Preferred Stock	8,827,500

Series C Preferred Stock	4,333,334

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

	March 31,	December 31,
	2014	2013

Assets

Current Assets
Cash	$38,737	$71,991
Accounts Receivable	61	80
Investment in Available For Sale Securities (Note G)	624,600	724,000

Total Current Assets	663,398	796,071

Equipment, Less Accumulated Depreciation of $56,656 and $55,133	4,229	5,752

Other Assets
Patents, Less Accumulated Amortization of $2,584,970 and $2,519,290	1,400,824	1,466,504

Total Assets	$2,068,451	$2,268,327

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$337,715	$326,267
Accrued Liabilities	5,000	2,500
Dividends Payable - S/T	326,137	308,724
Deferred Revenue	779,588	1,024,988

Total Current Liabilities	1,448,440	1,662,479

Long Term Liabilities
Deferred Revenue	180,781	191,628

Total Liabilities	1,629,221	1,854,107

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 8,827,500 Issued and Outstanding	677,902	677,902
Series C Preferred Stock, Convertible, 16,500,000 Shares Authorized,
4,333,334 Issued and Outstanding March 31, 2014	260,000	160,000
2,000,000 Issued and Outstanding December 31, 2013
Common Stock, No Par Value, 300,000,000 Shares Authorized
252,557,310 Shares Issued and Outstanding March 31, 2014
252,557,310 Shares Issued and Outstanding December 31, 2013	26,370,194	26,368,892
Accumulated Deficit	(26,868,866)	(26,792,574)

Total Stockholders’ Equity	439,230	414,220

Total Liabilities and Stockholders’ Equity	$2,068,451	$2,268,327

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three Months Ended March 31, 2014 and 2013

	2014	2013
Revenues:
Licensing & Development	$261,359	$284,139

Operating Expenses:
Amortization	65,680	65,680
Professional and Consulting Fees	91,917	279,083
Legal Fees	16,681	39,155
Research & Development Fees	23,438	35,151
Compensation	78,530	166,025
Other General and Administrative Expenses	43,685	114,333
Total Operating Expenses	319,931	699,427

Loss From Operations	(58,572)	(415,288)

Other (Expense) Income
Unrealized (Loss) Gain on Available for Sale Securities (Note G)	(70,800)	459,650
Realized Gain on Available for Sale Securities (Note G)	53,080	270,450
Total Other (Expense) Income	(17,720)	730,100

Net (Loss) Income	$(76,292)	$314,812

Preferred Stock Dividends	17,413	34,205

(Loss) Income Attributable to Common Shareholders	$(93,705)	$280,607

Weighted Average Outstanding Shares
Basic	252,557,310	233,773,144
Diluted	252,557,310	251,141,406

(Loss) Income Per Share (basic and diluted)	$(0.000)	$0.001

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Three Months Ended March 31, 2014 and 2013

	2014	2013
Cash Flows From Operating Activities
Net (Loss) Income	$(76,292)	$314,812
Adjustments to Reconcile Net (Loss) Income to Net Cash
Used for Operating Activities:
Stock-based Compensation	3,837	17,931
Services Exchanged for Options	14,878	10,158
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(53,080)	(270,450)
Unrealized Loss (Gain) on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	70,800	(459,650)
Depreciation and Amortization	67,203	67,832
Decrease (Increase) in Accounts Receivable	19	(108)
Decrease in Deferred Revenue	(256,247)	(256,247)
Increase (Decrease) in Accounts Payable – Trade	11,448	(41,482)
Increase (Decrease) in Accrued Liabilities	2,500	(50,500)
Net Cash Used for Operating Activities	(214,934)	(667,704)

Cash Flows From Investing Activity:
Proceeds from Sale of Available for Sale Securities (Note G)	81,680	581,475
Net Cash Provided by Investing Activity	81,680	581,475

Cash Flows From Financing Activity:
Proceeds from Series C Preferred Stock Issuance	100,000	-
Net Cash Provided by Financing Activity	100,000	-

Net Decrease in Cash	(33,254)	(86,229)

Cash, at Beginning of Period	71,991	171,424

Cash, at End of Period	$38,737	$85,195

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $960,369 as of March 31, 2014.  Unearned revenue of $779,588 is recorded as current and $180,781 is classified as long-term.

Note C - NET (LOSS) INCOME PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

For the three-month period ending March 31, 2014, both the basic and diluted per share loss are computed by dividing net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted per share amounts would have created an anti-dilutive result due to the net loss for the period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C - NET (LOSS) INCOME PER SHARE, (continued)

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

In addition, for the three month period ended March 31, 2014, 4,750,000 outstanding stock options and warrants were not included in the computation of diluted earnings per share as doing so would have an antidilutive effect.

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net income for the three months ended March 31, 2014 consisted of $18,715 for stock options granted to directors, officers and advisors.  Stock-based expense included in our net loss for the three months ended March 31, 2013 was $28,089.

As of March 31, 2014, there was $175,225 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.5 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

There were no grants, exercises, forfeitures, or expirations of stock options and warrants for the three months ended March 31, 2014.  As of March 31, 2014, there were 13,500,000 option and warrant shares outstanding with a weighted average exercise price of $0.05.

The following schedule summarizes combined stock option and warrant information as of March 31, 2014:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.027	3,000,000	9.25	-	-
$0.036	7,750,000	9.50	2,000,000	9.50
$0.040	1,000,000	3.75	1,000,000	3.75
$0.050	1,000,000	3.75	1,000,000	3.75
$0.080	750,000.25		750,000.25
Total	13,500,000		4,750,000

                The weighted average remaining life of all outstanding warrants and options at March 31, 2014 is 8 years.  As of March 31, 2014, the aggregate net intrinsic value of all options and warrants outstanding is $12,000, based on the market closing price of $0.031 on March 31, 2014 less exercise prices.

Note E - PATENTS

                The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,400,824 in patents and patent related costs, net of $2,584,970 in accumulated amortization, at March 31, 2014.

                Amortization charged to operations for the three months ended March 31, 2014 and 2013 was $65,680 in both years. Estimated amortization expense is $262,720 for calendar year 2014 through 2018, and $152,904 in 2019.

Note F – STOCKHOLDERS’ EQUITY

Series B Preferred Stock

The Company sold to individual investors a total of 19,402,675 shares of Series B Preferred Stock for $1,490,015, net of associated expenses, in 2009.

The Series B Preferred Stock may be converted into Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder, so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options. The shares of Series B Preferred Stock will convert into Common Stock of the Company in the fourth quarter of 2014, which is the fifth anniversary of the date of issuance.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – STOCKHOLDERS’ EQUITY, continued

The Series B Preferred Stock has accrued dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $326,137 as of March 31, 2014 and $308,724 as of December 31, 2013. The Company plans to satisfy the accrued dividend for the Series B Preferred Stock in the fourth quarter of 2014.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue include, but is not limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but does not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  The maximum Cash Bonus to be paid each year shall be the aggregate Series B Original Issue Price, and no amounts in excess of such amount shall accrue or carry-over to subsequent years. No special dividends are accrued for the Series B Preferred Stock special dividend as of March 31, 2014 and December 31, 2013.

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

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized issuing up to 12,500,000 Series C Preferred Shares and the Company began to receive funding for the Series C Preferred Shares. As of December 31, 2013 2,000,000 shares were issued at $0.08 for a total of $160,000. During the first quarter of 2014, the Company lowered the price of the Series C Preferred Shares to $0.06, raised the authorized amount to 16,500,000 shares, and issued an additional 666,667 shares to the Subscribers who bought shares in 2013 at $0.08 per share. As of March 31, 2014 the Company had outstanding 4,333,334 preferred shares at $0.06 for a total of $260,000. The Series C Preferred Shares feature $0.08 warrants and $0.08 contingency warrants. The contingency warrants will be issued only if the company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.025 each using the Black Scholes Method.

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

Note G – INVESTMENT IN AVAILABLE FOR SALE SECURITIES

The Company has elected the fair value option in accordance with ASC 825, Financial Instruments, as it relates to its shares held in NeoGenomics’ common stock that were acquired resulting from the NeoGenomics Master License Agreement executed on January 6, 2012. Management made the election for the fair value option related to this investment because it believes the fair value option for the NeoGenomics common stock provides a better measurement from which to compare financial statements from reporting period to reporting period. No other financial assets or liabilities are measured at fair value using the fair value option.

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2013 to March 31, 2014 was a net loss of $17,720 for the remaining 180,000 shares held and is classified as other expense under the captions Realized and Unrealized (Loss) Gain on Available for Sale Securities in the accompanying statements of operations. The change in fair value from December 31, 2012 to March 31, 2013 was $730,100 and is classified as other income under the captions Realized and Unrealized Gain on Available for Sale Securities for the three months ended March 31, 2013 in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The March 31, 2014 fair value of the investment of $624,600 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

As of March 31, 2014 the Company held 180,000 shares of NeoGenomics stock as compared to 200,000 shares as of December 31, 2013.  The initial 1,360,000 shares were acquired in January 2012 as a result of the NeoGenomics Master License Agreement.

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

If NeoGenomics Laboratories has not generated $5 million of net revenue from products, services and sublicensing arrangements within five years, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

SVM Capital’s immediate goal is to secure a “seed investor”, i.e. an “anchor tenant” for whom to manage money, which may then lead to capital inflow from other investors. The seed investor may be an institution, family office or individual. To this end, SVM Capital is working both independently and with one or more intermediaries. The long-term strategy is to form hedge funds in other financial markets such as foreign stock markets, debt instruments and commodities. SVM Capital may also consider licensing its technology or using other methods that may lead to monetization. In 2013, SVM Capital formed a strategic relationship with Lucena Research of Atlanta, GA which provides machine learning tools to hedge funds, to jointly work on specific projects designed to further the interests of both companies.

A thorough exposition of SVM Capital may be found on the appropriate link on the Company’s web page.

Intellectual Property Developments

Currently, the Company holds the exclusive rights to 65 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  The Company also has 15 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.  The reduction in the total number of issued and pending patents during the past year resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse.  This in turn reduced the Company’s total expenses for patent maintenance.

Intel

The Company’s patent application that was submitted to provoke an interference with Intel’s Patent No. 7,685,077 remains pending, and interference proceedings have yet to be initiated. The Company continues to evaluate the best approach to this matter that will allow protection of the patent in the most cost efficient manner possible.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenue

For the three months ended March 31, 2014, revenue was $261,359 compared with $284,139 for the three months ended March 31, 2013.  The revenue earned during the first quarter of 2014 and 2013 is primarily related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended March 31, 2014 and 2013. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $91,917 for the three months ended March 31, 2014, compared with $279,083 for the same 2013 period.  These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees.  The decrease was due to the elimination of professional services provided to the Company, specifically consulting fees paid to a former management consultant.

Legal fees were reduced with fees totaling $16,681 during the three months ended March 31, 2014 and $39,155 during the same period in 2013.  The reduction was related to legal costs in the first quarter 2013 related to matters pertaining to the Company’s previous CEO, Steve Barnhill.

Research and development expense was $23,438 for the three months ended March 31, 2014, and $35,151 for the same period in 2013. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $78,530 for the three months ended March 31, 2014 was lower than the $166,025 reported for the comparable 2013 period. The decrease is attributed to the elimination of several highly compensated former employees.

Other general and administrative expense decreased to $43,685 for the three months ended March 31, 2014, compared to $114,333, for the same period in 2013.  This decrease principally was due to a reduction in all non-essential costs by the new leadership beginning in August 2013.

Loss from Operations

The loss from operations for the three months ended March 31, 2014 was $58,572, compared to $415,288 for the three months ended March 31, 2013. The reduced loss was due to a disciplined approach by the new leadership team.  Specifically substantial reductions in costs associated with compensation and other general and administrative expenses.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ending March 31, 2014, the change in the NeoGenomics stock fair value decreased by $17,720, which is recorded as other expense in the statements of operations.  During the same three month period in 2013, the change in the NeoGenomics stock fair value increased by $730,100.

Net (Loss) Income

The net loss for the three months ended March 31, 2014 was $76,292, compared to net income of $314,812 for the three months ended March 31, 2013.  The net income was due primarily to the gain on the sale of NeoGenomics stock.

The loss attributable to common shareholders was $93,705 for the three months ended March 31, 2014 compared to earnings of $280,607 in the three months ended March 31, 2013. This significant change is related to the treatment of the NeoGenomics stock (Investment in Available for Sale Securities), which occurred in the three-month period, ended March 31, 2013.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Loss per share was $0.000 for the three-month period ended March 31, 2014 compared to earnings per share of $0.001 for the quarterly period ended March 31, 2013.

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

At March 31, 2014, the Company had $38,737 in cash and total current liabilities of $1,448,440.  The primary amount of current liabilities relates to $779,588 in deferred revenue. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics Stock has increased in value, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result we do not believe we have sufficient resources to meet all of our current obligations unless the Company is able to secure revenue via licensing activity or other forms of fund raising either in the debt or equity markets.  None of these options are definitive and there can be no assurances the Company will be successful in these financing efforts.

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

As previously disclosed, the Company initially took steps to reduce its expenditures in order to reduce the “burn rate” of cash to approximately $185,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level. Subsequently, the new Board and management team took steps necessary to substantially improve the prior burn.  They have been successful in this endeavor and the burn rate has been reduced to approximately $50,000 per month.  Nevertheless, the Company still will need additional financing in order to continue operations beyond September 2014. The Company continues to explore various means to raise capital, either via debt or equity offerings.

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Liabilities	$5,000	$5,000	-
Total	$5,000	$5,000	-

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

HEALTH DISCOVERY CORPORATION

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.    Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended March 31, 2014, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2013 due to an inadequate segregation of duties resulting from our small number of employees.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Health Discovery Corporation
Registrant

Date: May 15, 2014	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Interim Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

