Form 10-Q
period 2014-06-30
HEALTH DISCOVERY CORP
filed 2014-08-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(do not check if a smaller reporting company)
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of August 14, 2014

Common Stock, no par value	252,557,310

Series A Preferred Stock	0

Series B Preferred Stock	8,827,500

Series C Preferred Stock	5,116,667

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

	June 30,	December 31,
	2014	2013

Assets
Current Assets
Cash	$21,212	$71,991
Accounts Receivable	-	80
Investment in Available For Sale Securities (Note G)	514,600	724,000

Total Current Assets	535,812	796,071

Equipment, Less Accumulated Depreciation of $57,757 and $55,133	3,128	5,752

Other Assets
Patents, Less Accumulated Amortization of $2,650,650 and $2,519,290	1,335,144	1,466,504

Total Assets	$1,874,084	$2,268,327

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$349,293	$326,267
Accrued Liabilities	2,500	2,500
Dividends Payable - S/T	343,744	308,724
Deferred Revenue	534,188	1,024,988

Total Current Liabilities	1,229,725	1,662,479

Long Term Liabilities
Deferred Revenue	169,934	191,628

Total Liabilities	1,399,659	1,854,107

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 8,827,500 Issued and Outstanding	677,902	677,902
Series C Preferred Stock, Convertible, 16,500,000 Shares Authorized,
5,116,667 Issued and Outstanding June 30, 2014	307,000	160,000
2,000,000 Issued and Outstanding December 31, 2013
Common Stock, No Par Value, 300,000,000 Shares Authorized
252,557,310 Shares Issued and Outstanding June 30, 2014
252,557,310 Shares Issued and Outstanding December 31, 2013	26,371,303	26,368,892
Accumulated Deficit	(26,881,780)	(26,792,574)

Total Stockholders’ Equity	474,425	414,220

Total Liabilities and Stockholders’ Equity	$1,874,084	$2,268,327

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenues:
Licensing & Development	$256,295	$256,560	$517,654	$540,699

Operating Expenses:
Amortization	65,680	65,680	131,360	131,360
Professional and Consulting Fees	25,798	219,322	117,715	498,404
Legal Fees	17,698	46,801	34,379	85,956
Research & Development Fees	23,887	23,678	47,325	58,829
Compensation	60,826	158,009	139,356	324,035
Other General and Administrative Expenses	50,556	178,534	94,241	292,867
Total Operating Expenses	244,445	692,024	564,376	1,391,451

Income (Loss) From Operations	11,850	(435,464)	(46,722)	(850,752)

Other Income (Expense)
Unrealized (Loss) Gain on Available for Sale Securities (Note G)	(74,250)	(264,991)	(145,050)	194,659
Realized Gain on Available for Sale Securities (Note G)	49,486	261,061	102,566	531,511
Total Other Income (Expense)	(24,764)	(3,930)	(42,484)	726,170

Net Loss	$(12,914)	$(439,394)	$(89,206)	$(124,582)

Preferred Stock Dividends	17,607	34,380	35,020	68,585

Loss Attributable to Common Shareholders	$(30,521)	$(473,774)	$(124,226)	$(193,167)

Weighted Average Outstanding Shares	252,557,310	233,877,311	252,557,310	233,825,227

Loss Per Share (basic and diluted)	$(0.000)	$(0.002)	$(0.000)	$(0.001)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Six Months Ended June 30, 2014 and 2013

	2014	2013
Cash Flows From Operating Activities
Net Loss	$(89,206)	$(124,582)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Stock-based Compensation	7,675	35,863
Services Exchanged for Options	29,756	57,072
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(102,566)	(531,511)
Unrealized Loss (Gain) on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	145,050	(194,659)
Depreciation and Amortization	133,984	135,715
Decrease (Increase) in Accounts Receivable	80	(95)
Decrease in Deferred Revenue	(512,494)	(512,494)
Increase in Accounts Payable – Trade	23,026	54,559
Decrease in Accrued Liabilities	-	(53,000)
Net Cash Used for Operating Activities	(364,695)	(1,133,132)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	166,916	994,830
Purchase of Equipment	-	(2,336)
Net Cash Provided by Investing Activities	166,916	992,494

Cash Flows From Financing Activities:
Proceeds from Series C Preferred Stock Issuance	147,000	-
Dividends Paid	-	(9,212)
Net Cash Provided by (Used for) Financing Activities	147,000	(9,212)

Net Decrease in Cash	(50,779)	(149,850)

Cash, at Beginning of Period	71,991	171,424

Cash, at End of Period	$21,212	$21,574

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

The accounting principles followed by the Company and the methods of applying these principles conform to accounting principles generally accepted in the United States of America (GAAP).  In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements.  Actual results could differ significantly from those estimates.

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $704,122 as of June 30, 2014.  Unearned revenue of $534,188 is recorded as current and $169,934 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and six months ended June 30, 2014 consisted of $18,716 and $37,431 respectively for stock options granted to officers and directors.  Stock-based expense included in our net loss for the three months and six months ended June 30, 2013 was $64,846 and $92,935 respectively.

As of June 30, 2014, there was $155,282 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.25 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D – STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

There were no grants or exercises of stock options and warrants for the three months ended June 30, 2014.  There was a forfeiture of 750,000 warrants due to an expiration of a previously awarded warrant for a director during the second quarter of 2014. As of June 30, 2014, there were 12,750,000 option and warrant shares outstanding with a weighted average exercise price of $0.05.

The following schedule summarizes combined stock option and warrant information for the six months ended June 30, 2014.

	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	13,500,000	$0.05

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired un-exercised	(750,000)	$0.08
Outstanding, June 30, 2014	12,750,000	$0.05

The following schedule summarizes combined stock option and warrant information as of June 30, 2014:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.027	3,000,000	9.00	500,000	9.00
$0.036	7,750,000	9.25	3,041,668	9.25
$0.040	1,000,000	3.50	1,000,000	3.50
$0.050	1,000,000	3.50	1,000,000	3.50
Total	12,750,000		5,541,668

The weighted average remaining life of all outstanding warrants and options at June 30, 2014 are 8.3 years.  As of June 30, 2014, the aggregate net intrinsic value of all options and warrants outstanding is $12,000, based on the market closing price of $0.03 on June 30, 2014, less exercise prices.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,335,144 in patents and patent related costs, net of $2,650,650 in accumulated amortization, at June 30, 2014. Amortization charged to operations for the three and six months ended June 30, 2014 and 2013, was $65,680 and $131,360 respectively. Estimated amortization expense for the next five years is $262,720 per year through 2018 and $152,907 in 2019.

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

The Series B Preferred Stock has accrued dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $343,744 as of June 30, 2014 and $308,724 as of December 31, 2013. The Company plans to satisfy the accrued dividend for the Series B Preferred Stock in the fourth quarter of 2014.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue include, but is not limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but does not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  No special dividends are accrued for the Series B Preferred Stock special dividend as of June 30, 2014 and December 31, 2013.

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

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized issuing Series C Preferred Shares and the Company began to receive funding for the Series C Preferred Shares. As of December 31, 2013 2,000,000 shares were issued and the Company received net proceeds of $160,000. As of June 30, 2014 the Company issued a total of 5,116,667 preferred shares and received total net proceeds of $307,000. The Series C Preferred Shares feature $0.08 warrants and $0.08 contingency warrants. The contingency warrants will be issued only if the company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days. The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days. The warrants were valued at $0.025 each using the Black Scholes Method.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2013 to June 30, 2014 was a net loss of $42,484 for the remaining 155,000 shares held and is classified as other expense under the captions Realized and Unrealized (Loss) Gain on Available for Sale Securities in the accompanying statements of operations. The change in fair value from December 31, 2012 to June 30, 2013 was $726,170 and is classified as other income under the captions Realized and Unrealized Gain on Available for Sale Securities for the six months ended June 30, 2013 in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The June 30, 2014 fair value of the investment of $514,600 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

As of June 30, 2014 the Company held 155,000 shares of NeoGenomics stock as compared to 200,000 shares as of December 31, 2013.  The initial 1,360,000 shares were acquired in January 2012 as a result of the NeoGenomics Master License Agreement.

Note H – COMMITMENTS

On July 17, 2013, the Company received a Civil Investigative Demand (the “Demand”) from the Federal Trade Commission of the United States of America (the “FTC”) relating to the Company’s MelApp software application. In the Demand, the FTC has requested information relating to potentially unfair or deceptive acts or practices related to (i) false advertising and (ii) consumer privacy and data security, in violation of Trade Commission Act, 15 U.S.C. Sections 45 and 42. The Company is in the process of negotiating a potential consent order with the FTC to resolve the matter.

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Support Vector Machines along with Recursive Feature Elimination (SVM-RFE), as well as biomarkers that we discovered by applying our SVM and SVM-RFE techniques to complex genetic and proteomic data.  Biomarkers are biological indicators or genetic expression signatures of certain disease states.  Our intellectual property is protected by numerous patents that have been issued or are currently pending around the world.

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities.  In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies.  Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensing of the SVM and SVM-RFE technologies directly to diagnostic companies; and, the potential formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

Operational Activities

The Company markets its technology and related developmental expertise to prospects in the healthcare, biotech, and life sciences industries.  Given the scope of some of these prospects, the sales cycle can be quite long, but management believes that these marketing efforts may produce favorable results in the future.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

Upon execution of the NeoGenomics License, NeoGenomics Laboratories paid us $1,000,000 in cash and NeoGenomics issued to us 1,360,000 shares of NeoGenomics’ common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomics’ common stock on the OTC Bulletin Board on January 6, 2012.  In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License.  Milestone payments will be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics Laboratories up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics Laboratories, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics Laboratories derives from any sublicensing arrangements it may put in place for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System.

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

Plasma Test for Prostate Cancer

NeoGenomics is developing a test for prostate cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics recently announced that a publication has been released regarding Phase I of the test’s development.  Additionally, NeoGenomics completed Phase II of the prostate test validation.  The results were largely the same as those published regarding Phase I.  While further validation work needs to be completed, NeoGenomics continues to be encouraged about the potential for this new test. This test, which uses HDC’s patented technology, is available for ordering for patients who want to participate in NeoGenomics’ ongoing clinical trial agreement. NeoGenomics is planning a full launch of this prostate test in 2015.

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

SVM Capital, LLC

In January 2007, SVM Capital, LLC (“SVM Capital” or “SVMC”) was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.  Atlantic Alpha’s management has over thirty years of experience in commodity and futures trading. .

In November 2012 Atlantic Alpha began auditable formal live trading with internal capital provided by SVM Capital by applying SVM technology to quarterly fundamental corporate data such as sales, earnings and projected earnings. The SVM algorithm is utilized to select U.S. stocks which are expected to outperform or underperform in the next quarter based on current data while at the same time rendering superior portfolio risk metrics. This application of SVM technology allows the creation of a variety of equity portfolios. In the fourteen months ending June 30, 2014, the three key portfolios, large-cap long, large-cap long/short and mid-cap long/short rose approximately 53%, 28% and 38%, respectively. On June 30, 2014, the decision was made to liquidate the small-cap long and mid-cap long/short investments as the discussions outlined below have indicated that prospective seed investors are only interested in the large-cap long/short stock portfolio.

SVM Capital’s immediate goal is to secure a “seed investor”, i.e. an “anchor tenant” for whom to manage money, which may then lead to capital allocations from other investors. The seed investor may be an institution, family office or individual. To this end, SVM Capital is working both independently and with one or more intermediaries. The long-term strategy is to create quantitative portfolios in other financial markets such as foreign stock markets, debt instruments and commodities. SVM Capital may also consider licensing its technology or using other methods that may lead to monetization. SVM Capital also placed first in its division in the “Battlefin” quant strategy international contest that ended in March 2014. This accomplishment has contributed to the credibility of SVM Capital’s quantitative investment algorithms in discussions with four investment groups to advance SVMC’s strategic goals.  SVMC is working to complete at least one transaction by December31, 2014.

A thorough exposition of SVM Capital may be found on the appropriate link on the Company’s web page.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Intellectual Property Developments

Currently, the Company holds the exclusive rights to 65 issued U.S. and foreign patents covering uses of SVM, SVM-RFE and FGM technology for discovery of knowledge from large data sets.  The Company also has 15 pending U.S. and foreign patent applications covering uses of the SVM technology as well as biomarkers and diagnostic methods that have been discovered using the SVM technology.  The reduction in the total number of issued and pending patents during the past year resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse.  This in turn reduced the Company’s total expenses for patent maintenance.

Intel

The Company’s patent application that was submitted to provoke an interference with Intel’s Patent No. 7,685,077 remains pending, and interference proceedings have yet to be initiated. The Company continues to evaluate the best approach to this matter that will allow protection of the patent in the most cost efficient manner possible.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenue

For the three months ended June 30, 2014, revenue was $256,295 compared with $256,560 for the three months ended June 30, 2013.  The revenue earned during the second quarter of 2014 and 2013 is primarily related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended June 30, 2014 and 2013. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $25,798 for the three months ended June 30, 2014, compared with $219,322 for the same 2013 period.  These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees.  The decrease was due to the elimination of professional services provided to the Company, specifically consulting fees paid to a former management consultant.

Legal fees decreased over the three-month period with fees totaling $17,698 during the three months ended June 30, 2014 and $46,801 during the same period in 2013.  The decrease in legal fees is primarily related to matters pertaining to the Company’s previous CEO, Steve Barnhill, that occurred in the three-month period ended June 30, 2013 and did not reoccur in the three-month period ended June 30, 2014.

Research and development expense was $23,887 for the three months ended June 30, 2014, and $23,678 for the same period in 2013. This expense is associated with our development costs associated with the NeoGenomics relationship and was relatively constant over both periods.

Compensation expense of $60,826 for the three months ended June 30, 2014 was lower than the $158,009 reported for the comparable 2013 period. The decrease is attributed to the elimination of the Company’s former CEO, John Norris.

Other general and administrative expense decreased to $50,556 for the three months ended June 30, 2014, compared to $178,534, for the same period in 2013.  This decrease was due to the reduction of expenses related to director’s fees, reduced travel expenses and a reduction in all non-essential costs by the new leadership beginning in August 2013.

Income (Loss) from Operations

The income from operations for the three months ended June 30, 2014 was $11,850, compared to a loss from operations of $435,464 for the three months ended June 30, 2013. This reduction was due to lower costs primarily associated with professional and consulting fees, compensation and other general and administrative expenses.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock in January 2012.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ending June 30, 2014, the change in the NeoGenomics stock fair value decreased by $24,764, which is recorded as other expense in the statements of operations.  During the same three month period in 2013, the change in the NeoGenomics stock fair value decreased by $3,930.

Net Loss

The net loss for the three months ended June 30, 2014 was $12,914, compared to a loss of $439,394 for the three months ended June 30, 2013. The change was due primarily to decreased operating expenses.

The loss attributable to common shareholders was $30,521 for the three months ended June 30, 2014 compared to a loss of $473,774 in the three months ended June 30, 2013. The change is related to lower expenses related to the Company’s efforts to control costs.

Loss per share was $0.000 for the three-month period ended June 30, 2014 compared to a loss per share of $0.002 for the quarterly period ended June 30, 2013.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenue

For the six months ended June 30, 2014, revenue was $517,654 compared with $540,699 for the six months ended June 30, 2013.  Revenue is recognized for licensing and development fees over the period earned.  The revenue earned is almost entirely related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2014 and 2013. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $117,715 for the six months ended June 30, 2014 compared with $498,404 for the same 2013 period.  The decrease was due to the elimination of professional services provided to the Company, specifically consulting fees paid to a former management consultant.

Legal fees totaled $34,379 during the six months ended June 30, 2014 compared to $85,956 during the same period in 2013.  The reduction was related to legal costs in the first half 2013 related to matters pertaining to the Company’s previous CEO, Steve Barnhill.

Research and Development fees were $47,325 for the six months ended June 30, 2014 and $58,829 for the same period in 2013. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $139,356 for the six months ended June 30, 2014 was less than the $324,035 reported for the comparable 2013 period. The decrease is attributed to the elimination of the Company’s former CEO, John Norris.

Other general and administrative expenses decreased to $94,241 for six months ended June 30, 2014 compared to $292,867 in 2013.  This decrease was due to the reduction of expenses related to director’s fees, reduced travel expenses and a reduction in all non-essential costs by the new leadership beginning in August 2013.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Loss from Operations

The loss from operations for the six months ended June 30, 2014 was $46,722 compared to $850,752 for the period ended June 30, 2013. This reduction in loss from operations was due to lower compensation and general and administration costs. Furthermore, the Company’s overall disciplined approach to control costs has contributed to the signification reduction in loss from operations.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the six month period ending June 30, 2014, the NeoGenomics stock fair value decreased by $42,484, which is recorded as other expense in the statements of operations.  During the same period in 2013, the NeoGenomics stock increased by $726,170.

Net Loss

The net loss for the six months ended June 30, 2014 was $89,206 compared to $124,582 for the six months ended June 30, 2013.  The decreased net loss was due to lower operating expenses and the Company’s efforts to control costs.

The net loss attributable to common shareholders was $124,226 for the six months ended June 30, 2014 compared to $193,167 in the six months ended June 30, 2013.

Net loss per share was $0.000 for the six-month period ended June 30, 2014 and $0.001 for the six-month period ended June 30, 2013.

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

At June 30, 2014, the Company had $21,212 in cash and total current liabilities of $1,229,725.  The primary amount of current liabilities relates to $534,118 in deferred revenue. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics Stock has increased in value, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result we do not believe we have sufficient resources to meet all of our current obligations unless the Company is able to secure revenue via licensing activity or other forms of fund raising either in the debt or equity markets.  None of these options are definitive and there can be no assurances the Company will be successful in these financing efforts.

The Company has relied primarily on the sale of NeoGenomics stock as well as equity and debt financing for liquidity. The Company must increase revenues in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics stock, generating revenue through licensing its significant patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been unable to generate significant revenue, as further described above. As a result, the Company has implemented a cash conservation program.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

As previously disclosed, the Company initially took steps to reduce its expenditures in order to reduce the “burn rate” of cash to approximately $185,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level. Subsequently, the new Board and management team took steps necessary to substantially improve the prior burn.  They have been successful in this endeavor and the burn rate has been reduced to approximately $50,000 per month.  Nevertheless, the Company still will need additional financing in order to continue operations beyond June 2015. The Company continues to explore various means to raise capital, either via debt or equity offerings

The following table summarizes the due dates of our contractual obligations.

	Total	1 Year Or Less	More Than 1 Year
Accrued Liabilities	$2,500	$2,500	-
Total	$2,500	$2,500	-

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

HEALTH DISCOVERY CORPORATION

Item 4.    Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended June 30, 2014, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

  None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

Our Ability to Meet Our Cash Needs and Our Net Income Would be Adversely Affected by a Decline in the Stock Price of NeoGenomics Stock

We rely on the sale of the NeoGenomics Stock that we received in January 2012 as a license fee in order to fund operations.  The Company would be adversely affected by a decrease in the market price of NeoGenomics Stock. At June 30, 2014, the Company had $21,212 in cash and cash equivalents and total current liabilities of $1,229,725.  Although the NeoGenomics Stock has increased in value compared to the acquisition date, a decrease in the price of NeoGenomics stock would have a significant impact on our operations. The number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. In addition, the Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  Accordingly, a decline in the price of NeoGenomics stock adversely affects our reported net income.

HEALTH DISCOVERY CORPORATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended June 30, 2014, the Company made the following sales of shares of Series C Preferred Stock:

Date of Sale	Title of Securities	Number of Shares Sold	Consideration Paid
May 1, 2014	Series C Preferred Stock	283,333	$17,000.00
May 14, 2014	Series C Preferred Stock	500,000	$30,000.00

The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation and was limited to accredited investors. No commissions were paid on the issuance and sale of the shares. The Series C Preferred Shares feature $0.08 warrants and $0.08 contingency warrants. The contingency warrants will be issued only if the company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days. The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days. The shares of Series C Preferred Stock are convertible at the option of the holder, without an additional payment into shares of common stock, on a 1-for-1 ratio (subject to anti-dilution adjustments). The shares of Series C Preferred Stock must be converted into common stock on the fifth anniversary of the issuance date.

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

Health Discovery Corporation
Registrant

Date: August 14, 2014	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Interim Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

