Form 10-Q
period 2014-09-30
HEALTH DISCOVERY CORP
filed 2014-11-14
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 14, 2014

Common Stock, no par value	252,557,310

Series A Preferred Stock	0

Series B Preferred Stock	8,827,500

Series C Preferred Stock	6,140,000

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

	September 30,	December 31,
	2014	2013

Assets
Current Assets
Cash	$118,854	$71,991
Accounts Receivable	-	80
Investment in Available For Sale Securities (Note G)	524,282	724,000

Total Current Assets	643,136	796,071

Equipment, Less Accumulated Depreciation of $58,860 and $55,133	2,025	5,752

Other Assets
Patents, Less Accumulated Amortization of $2,716,329 and $2,519,290	1,269,465	1,466,504

Total Assets	$1,914,626	$2,268,327

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$322,818	$326,267
Accrued Liabilities	-	2,500
Dividends Payable - S/T	361,543	308,724
Deferred Revenue	288,788	1,024,988

Total Current Liabilities	973,149	1,662,479

Long Term Liabilities
Deferred Revenue	159,087	191,628

Total Liabilities	1,132,236	1,854,107

Stockholders’ Equity
Series B Preferred Stock, Convertible,
20,625,000 Shares Authorized, 8,827,500 Issued and Outstanding	677,902	677,902
Series C Preferred Stock, Convertible, 20,000,000 Shares Authorized,
6,140,000 Issued and Outstanding September 30, 2014
2,000,000 Issued and Outstanding December 31, 2013	307,000	160,000
Common Stock, No Par Value, 300,000,000 Shares Authorized
252,557,310 Shares Issued and Outstanding September 30, 2014
252,557,310 Shares Issued and Outstanding December 31, 2013	26,372,218	26,368,892
Accumulated Deficit	(26,574,730)	(26,792,574)

Total Stockholders’ Equity	782,390	414,220

Total Liabilities and Stockholders’ Equity	$1,914,626	$2,268,327

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues:
Licensing & Development	$256,247	$256,523	$773,901	$797,222

Operating Expenses:
Amortization	65,679	65,680	197,039	197,040
Professional and Consulting Fees	26,985	82,427	144,700	580,832
Legal Fees	14,792	116,155	49,171	202,111
Research & Development Fees	23,438	33,668	70,763	92,496
Compensation	62,955	92,374	202,311	416,408
Other General and Administrative Expenses	35,562	63,645	129,803	356,513
Total Operating Expenses	229,411	453,949	793,787	1,845,400

Income (Loss) From Operations	26,836	(197,426)	(19,886)	(1,048,178)

Other Income (Expense)
Unrealized Gain (Loss) on Available for Sale Securities (Note G)	87,431	(513,059)	(57,619)	(318,400)
Realized Gain on Available for Sale Securities (Note G)	192,783	158,470	295,349	689,982
Settlement Expense	-	(50,000)	-	(50,000)
Total Other Income (Expense)	280,214	(404,589)	237,730	321,582

Net Income (Loss)	$307,050	$(602,015)	$217,844	$(726,596)

Preferred Stock Dividends	17,800	34,335	52,820	102,920

Earnings (Loss) Attributable to Common Shareholders	$289,250	$(636,350)	$165,024	$(829,516)

Weighted Average Outstanding Shares - basic	252,557,310	234,085,644	252,557,310	233,912,033

Earnings (Loss) Per Share - basic	$0.001	$(0.003)	$0.001	$(0.004)

Weighted Average Outstanding Shares - diluted	252, 557,310	234,085,644	252, 557,310	233,912,033

Earnings (Loss) Per Share - diluted	$0.001	$(0.003)	$0.001	$(0.004)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Nine Months Ended September 30, 2014 and 2013
	2014	2013
Cash Flows From Operating Activities
Net Income (Loss)	$217,844	$(726,596)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used for Operating Activities:
Stock-based Compensation	11,511	35,863
Services Exchanged for Options	44,634	53,106
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(295,349)	(689,982)
Unrealized Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	57,619	318,400
Depreciation and Amortization	200,766	203,386
Decrease (Increase) in Accounts Receivable	80	(56)
Decrease in Deferred Revenue	(768,741)	(768,741)
(Decrease) Increase in Accounts Payable – Trade	(3,449)	179,453
Decrease in Accrued Liabilities	(2,500)	(55,500)
Net Cash Used for Operating Activities	(537,585)	(1,450,667)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	437,448	1,307,741
Purchase of Equipment	-	(2,336)
Net Cash Provided by Investing Activities	437,448	1,305,405

Cash Flows From Financing Activities:
Proceeds from Series C Preferred Stock Issuance	147,000	-
Dividends Paid	-	(9,213)
Net Cash Provided by (Used for) Financing Activities	147,000	(9,213)

Net Increase (Decrease) in Cash	46,863	(154,475)

Cash, at Beginning of Period	71,991	171,424

Cash, at End of Period	$118,854	$16,949

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $447,875 as of September 30, 2014.  Unearned revenue of $288,788 is recorded as current and $159,087 is classified as long-term.

Note C - NET (LOSS) INCOME PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

Due to the net loss for the three and nine month periods ended September 30, 2013 the calculation of diluted per share amounts would create an anti-dilutive result and therefore are not presented in the following table.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C - NET (LOSS) INCOME PER SHARE, continued

The following is an analysis of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Basic:
Net income attributable to common shareholders	$289,250	$165,024
Basic weighted average common shares outstanding	252,557,310	252,557,310
Basic earnings per common share	$0.001	$0.001

Diluted:
Net income attributable to common shareholders	$289,250	$165,024
Basic weighted average common shares outstanding	252,557,310	252,557,310

Effect of dilutive securities:
Conversion of options and warrants	-	-
Conversion of preferred shares to common shares	-	-
Diluted weighted average common shares outstanding	252,557,310	252,557,310
Diluted earnings per common share	$0.001	$0.001

During the three and nine month periods ended September 30, 2014, 18,890,000 outstanding stock options and warrants were not included in the computation of diluted earnings per common share because to do so would have an antidilutive effect. In addition, for the three and nine month periods ended September 30, 2014, 14,967,500 in convertible preferred stock was not included in the diluted earnings per common share calculation because to do so would have had an antidilutive effect.

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based expense included in our net income for the three months and nine months ended September 30, 2014 consisted of $18,714 and $56,145 respectively for stock options granted to officers and directors.  Stock-based expense included in our net loss for the three months and nine months ended September 30, 2013 consisted of a credit of $3,967 and a charge of $88,969 respectively for stock options granted to officers and directors.  The credit was related to options being forfeited prior to their vesting schedule where expense had been previously recorded.

As of September 30, 2014, there was approximately $138,000 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.0 years.

There were no grants or exercises of stock options and warrants for the three months ended September 30, 2014.  There was a forfeiture of 750,000 warrants due to an expiration of a previously awarded warrant for a director during the second quarter of 2014. As of September 30, 2014, there were 18,890,000 option and warrant shares outstanding with a weighted average exercise price of $0.034.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D – STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

The following schedule summarizes combined stock option and warrant information for the nine months ended September 30, 2014.

	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	13,500,000	$0.050

Granted	6,140,000	$0.030
Exercised	-	-
Forfeited	-	-
Expired un-exercised	(750,000)	$0.080
Outstanding, September 30, 2014	18,890,000	$0.034

The following schedule summarizes combined stock option and warrant information as of September 30, 2014:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants and Options

$0.027	3,000,000	8.75	1,000,000	8.75
$0.036	7,750,000	9.00	3,041,668	9.00
$0.040	1,000,000	3.25	1,000,000	3.25
$0.030	6,140,000	9.25	6,140,000	9.25
$0.050	1,000,000	3.25	1,000,000	3.25
Total	18,890,000		12,181,668

The weighted average remaining life of all outstanding warrants and options at September 30, 2014 is 8.5 years.  As of September 30, 2014, the aggregate net intrinsic value of all options and warrants outstanding is zero, based on the market closing price of $0.02 on September 30, 2014, less exercise prices.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes are capitalized as patent assets. The Company has recorded as other assets $1,269,465 in patents and patent related costs, net of $2,716,329 in accumulated amortization, at September 30, 2014. Amortization charged to operations for the three months ended September 30, 2014 and 2013, were $65,679 and $65,680 respectively. Amortization expensed for the nine months ended September 30, 2014 and 2013 were $197,039 and $197,040 respectively. Estimated amortization expense for the next five years is $262,720 per year through 2018 and $152,907 in 2019.

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

The Series B Preferred Stock accrues dividends at the rate of 10% of the Series B Original Issue Price per year, which shall be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion. Dividends have been accrued for the Series B Preferred Stock in the amount of $361,543 as of September 30, 2014 and $308,724 as of December 31, 2013. Given the Company’s limited cash position and limited amount of available common stock, the Company is evaluating the best method to satisfy the accrued dividend.

Subject to the limitations set forth in the Amended and Restated Articles of Amendment to Articles of Incorporation and applicable law, as long as the Series B Preferred Stock remain outstanding, the Company is required to pay the holders of the Series B Preferred Stock a special dividend equal to 15% of Company Net Revenue collected beginning with the Original Issue Date and ending on the date the Series B Preferred Stock cease to be outstanding (the “Cash Bonus”).  Company Net Revenue include, but is not limited to, revenue derived from development fees, license fees and royalties paid to the Company and revenue collected as a result of the sale of any asset of the Company or distributions from SVM Capital, LLC (each a “Revenue Contract”), reduced by the amount of any out-of-pocket costs or expenses that are directly related to obtaining, negotiating or documenting the Revenue Contracts and the performance of such Revenue Contracts, but does not include the proceeds of any capital infusions from the exercise of outstanding options or warrants or as a result of any capital raise undertaken by the Company.  At any time following the Original Issue Date, the Company may satisfy the special dividend right in its entirety if the aggregate payments made to the Series B Holders are equal to that value which provides an internal annual rate of return of twenty percent (20%) on the Series B Preferred Stock.  No special dividends are accrued for the Series B Preferred Stock special dividend as of September 30, 2014 and December 31, 2013.

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

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2013 2,000,000 shares had been issued and the Company received net proceeds of $160,000. As of September 30, 2014 the Company had issued a total of 6,140,000 preferred shares and received total net proceeds of $307,000. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.025 each using the Black Scholes Method.

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

The Series C Preferred Stock may be converted into Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder, so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options. The Shares of Series C Preferred Stock must be converted into Common Stock of the Company either by the demand by the shareholder or at the fifth anniversary of the date of issuance. If the Company were to be dissolved, the Series C Preferred Stock receives preferential treatment versus Common Stock.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2013 to September 30, 2014 was a net gain of $237,730 and is classified as other income under the captions Realized and Unrealized Gain (Loss) on Available for Sale Securities in the accompanying statements of operations. The change in fair value from December 31, 2012 to September 30, 2013 was $371,582 and is classified as other income under the captions Realized and Unrealized Gain (Loss) on Available for Sale Securities for the nine months ended September 30, 2013 in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The September 30, 2014 fair value of the investment of $524,282 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

As of September 30, 2014 the Company held 100,630 shares of NeoGenomics stock as compared to 200,000 shares as of December 31, 2013.  The initial 1,360,000 shares were acquired in January 2012 as a result of the NeoGenomics Master License Agreement.

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

Plasma Test for Prostate Cancer

NeoGenomics is developing a test for prostate cancer under the direction of Dr. Maher Albitar using several of the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics recently announced that a publication has been released regarding Phase I of the test’s development.  Additionally, NeoGenomics has announced that it has completed Phase II of the prostate test validation, which results were largely the same as those published regarding Phase I.  While further validation work needs to be completed, NeoGenomics continues to be encouraged about the potential for this new test. This test, which uses HDC’s patented technology, is available for ordering by patients who want to participate in NeoGenomics’ ongoing clinical trial agreement. NeoGenomics is planning a full launch of this prostate test in 2015.

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

In November 2012 Atlantic Alpha began auditable formal live trading with internal capital provided by SVM Capital by applying SVM technology to quarterly fundamental corporate data such as sales, earnings and projected earnings. The SVM algorithm is utilized to select U.S. stocks which are expected to outperform or underperform in the next quarter based on current data while at the same time rendering superior portfolio risk metrics. This application of SVM technology allows the creation of a variety of equity portfolios. Earlier this year, the decision was made to liquidate the small-cap long and mid-cap long/short investments as the discussions outlined below have indicated that prospective seed investors are only interested in the large-cap long/short stock portfolio.

SVM Capital’s immediate goal is to secure a “seed investor”, i.e. an “anchor tenant” for whom to manage money, which may then lead to capital allocations from other investors. The seed investor may be an institution, family office or individual. To this end, SVM Capital is working both independently and with one or more intermediaries. The long-term strategy is to create quantitative portfolios in other financial markets such as foreign stock markets, debt instruments and commodities. SVM Capital may also consider licensing its technology or using other methods that may lead to monetization. SVM Capital also placed first in its division in the “Battlefin” quant strategy international contest that ended in March 2014. This accomplishment has contributed to the credibility of SVM Capital’s quantitative investment algorithms in discussions with several investment groups to advance SVMC’s strategic goals.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenue

For the three months ended September 30, 2014, revenue was $256,247 compared with $256,523 for the three months ended September 30, 2013.  The revenue earned during the third quarter of 2014 and 2013 is entirely related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was approximately $65,680 for both the three months ended September 30, 2014 and 2013. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $26,985 for the three months ended September 30, 2014, compared with $82,427 for the same 2013 period.  These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees.  The decrease was due to the elimination of professional services provided to the Company, specifically consulting fees paid to a former management consultant and the elimination of certain patent filing and maintenance costs.

Legal fees decreased over the three-month period with fees totaling $14,792 during the three months ended September 30, 2014 and $116,155 during the same period in 2013.  The decrease in legal fees is primarily related to matters pertaining to the FTC Demand matter, that occurred in the three-month period ended September 30, 2013 and did not reoccur in the three-month period ended September 30, 2014.

Research and development expense was $23,438 for the three months ended September 30, 2014, and $33,668 for the same period in 2013. This expense is associated with our development costs associated with the NeoGenomics relationship.

Compensation expense of $62,955 for the three months ended September 30, 2014 was lower than the $92,374 reported for the comparable 2013 period. The decrease is attributed to the elimination of the Company’s former CEO, John Norris.

Other general and administrative expense decreased to $35,562 for the three months ended September 30, 2014, compared to $63,645, for the same period in 2013.  This decrease was due to the reduction of expenses related to travel expenses and a reduction in all non-essential costs by management.

Income (Loss) from Operations

The income from operations for the three months ended September 30, 2014 was $26,836, compared to a loss from operations of $197,426 for the three months ended September 30, 2013. Income from operations was reported as a result of lower costs primarily associated with professional and consulting fees, compensation and other general and administrative expenses.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock in January 2012.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the three month period ended September 30, 2014, the change in the NeoGenomics stock fair value increased by $280,214, which is recorded as other income in the statements of operations.  During the same three month period in 2013, the change in the NeoGenomics stock fair value decreased by $354,589. Additionally, during the three month period ended September 30, 2013, the Company entered into a settlement agreement with a former CEO, Steve Barnhill, and recognized a $50,000 charge associated with Mr. Barnhill.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net Income (Loss)

The net income for the three months ended September 30, 2014 was $307,050, compared to a loss of $602,015 for the three months ended September 30, 2013.  The change was due primarily to decreased operating expenses and the change in NeoGenomics stock fair value.

The earnings attributable to common shareholders was $289,250 for the three months ended September 30, 2014 compared to a loss of $636,350 in the three months ended September 30, 2013. The change is related to lower expenses related to the Company’s efforts to control costs and the increase in the stock price of NeoGenomics.

Basic and diluted earnings per share was $0.001 for the three-month period ended September 30, 2014 compared to a loss per share of $0.003 for the quarterly period ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenue

For the nine months ended September 30, 2014, revenue was $773,901 compared with $797,222 for the nine months ended September 30, 2013.  Revenue is recognized for licensing and development fees over the period earned.  The revenue earned is entirely related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $197,039 for the nine months ended September 30, 2014 and 197,040 for the nine months ended September 30, 2013. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $144,700 for the nine months ended September 30, 2014 compared with $580,832 for the same 2013 period.  The decrease was due to the elimination of professional services provided to the Company, specifically consulting fees paid to a former management consultant.

Legal fees totaled $49,171 during the nine months ended September 30, 2014 compared to $202,111 during the same period in 2013.  The reduction was attributed to legal costs incurred in 2013 related to matters pertaining to the Company’s previous CEO, Steve Barnhill.

Research and Development fees were $70,763 for the nine months ended September 30, 2014 and $92,496 for the same period in 2013. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $202,311 for the nine months ended September 30, 2014 was less than the $416,408 reported for the comparable 2013 period. The decrease is attributed to the elimination of the Company’s former CEO, John Norris.

Other general and administrative expenses decreased to $129,803 for nine months ended September 30, 2014 compared to $356,513 in 2013.  This decrease was due to the reduction of expenses related to director’s fees, reduced travel expenses and a reduction in all non-essential costs by the new leadership beginning in August 2013.

Loss from Operations

The loss from operations for the nine months ended September 30, 2014 was $19,886 compared to $1,048,178 for the period ended September 30, 2013. This reduction in loss from operations was due to lower compensation, professional and consulting fees, and general and administration costs. Furthermore, the Company’s overall disciplined approach to control costs has contributed to the significant reduction in loss from operations.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  During the nine month period ended September 30, 2014, the NeoGenomics stock fair value increased by $237,730, which is recorded as other income in the statements of operations.  During the same period in 2013, the NeoGenomics stock increased by $371,582. Additionally, during the nine month period ended September 30, 2013, the Company entered into a settlement agreement with a former CEO, Steve Barnhill, and recognized a $50,000 charge associated with Mr. Barnhill.

Net Income (Loss)

The net income for the nine months ended September 30, 2014 was $217,844 compared to a loss of $726,596 for the nine months ended September 30, 2013.  This reversal from a net loss to net income was due to lower operating expenses and the Company’s efforts to control costs.

The net income attributable to common shareholders was $165,024 for the nine months ended September 30, 2014 compared to a loss of $829,516 in the nine months ended September 30, 2013.

Basic and diluted earnings per share was $0.001 for the nine month period ended September 30, 2014 compared to a loss per share of $0.004 for the nine month period ended September 30, 2013.

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

At September 30, 2014, the Company had $118,854 in cash and total current liabilities of $973,149.  The primary amount of current liabilities relates to $361,543 in dividends payable. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics Stock has increased in value, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result we do not believe we have sufficient resources to meet all of our current obligations unless the Company is able to secure revenue via licensing activity or other forms of fund raising either in the debt or equity markets.  None of these options are definitive and there can be no assurances the Company will be successful in these financing efforts.

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

As previously disclosed, the Company initially took steps to reduce its expenditures in order to reduce the “burn rate” of cash to approximately $185,000 per month. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level. Subsequently, the new Board and management team took steps necessary to substantially improve the prior burn.  They have been successful in this endeavor and the burn rate has been reduced to approximately $50,000 per month.  Nevertheless, the Company still will need additional financing in order to continue operations beyond September 2015. The Company continues to explore various means to raise capital, either via debt or equity offerings

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Off-Balance Sheet Arrangements

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended September 30, 2014, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Ability to Meet Our Cash Needs and Our Net Income Would be Adversely Affected by a Decline in the Stock Price of NeoGenomics Stock

We rely on the sale of the NeoGenomics Stock that we received in January 2012 as a license fee in order to fund operations.  The Company would be adversely affected by a decrease in the market price of NeoGenomics Stock. At September 30, 2014, the Company had $118,854 in cash and cash equivalents and total current liabilities of $973,149.  Although the NeoGenomics Stock has increased in value compared to the acquisition date, a decrease in the price of NeoGenomics stock would have a significant impact on our operations. The number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. In addition, the Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  Accordingly, a decline in the price of NeoGenomics stock adversely affects our reported net income.

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
 None.

HEALTH DISCOVERY CORPORATION

Item 6.    Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.1(d)	Amended and Restated Articles of Amendment to Articles of Incorporation dated November 14, 2014. Filed herewith.

3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

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

Health Discovery Corporation
Registrant

Date: November 14, 2014	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Interim Chief Executive Officer, Principal Financial
Officer, and Principal Accounting Officer

