Form 10-K
period 2014-12-31
HEALTH DISCOVERY CORP
filed 2015-03-31
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2014 was $7,576,719.

As of March 31, 2015, there were 261,384,810 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding and 6,640,000 shares of Series C Preferred Stock outstanding.

HEALTH DISCOVERY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

Our historical foundation lies in the molecular diagnostics field where we have made a number of discoveries that may play a role in developing more personalized approaches to the diagnosis and treatment of certain diseases.  However, our Support Vector Machines (“SVM”) assets in particular have broad applicability in many other fields.  Intelligently applied, HDC’s pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery. A good example of this is the Company’s joint venture SVM Capital, LLC (“SVM Capital”) that applies SVM technology to the financial markets.

Our Company’s principal asset is its intellectual property, which includes advanced mathematical algorithms called SVM and Fractal Genomic Modeling (“FGM”), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data.  Biomarkers are biological indicators or genetic expression signatures of certain disease states.  Our intellectual property is protected by over 60 patents that have been issued or are currently pending around the world.

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

SVMs have become widely established as one of the leading approaches to pattern recognition and machine learning worldwide and have replaced other technologies in a variety of fields, including engineering, information retrieval and bioinformatics.  This technology has been incorporated into product and research applications by many biomedical, pharmaceutical, software, computer and financial companies.  Educational and research institutions throughout the world have applied SVMs to a wide array of applications, including gene and protein expression analysis, medical image analysis, flow cytometry, and mass spectrometry.

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

Upon execution of the NeoGenomics License, NeoGenomics paid us $1,000,000 in cash and issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012.  In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License.  Milestone payments will be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics derives from any sublicensing arrangements it may put in place for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System.

NeoGenomics agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetic Interpretation System”, and a “Flow Cytometry Interpretation System.”  NeoGenomics has completed both of its one-year extension terms of the license. While those one-year extension terms are complete, the Company and NeoGenomics continue to collaborate on efforts to commercialize the licensed technologies.

If NeoGenomics has not generated $5.0 million of net revenue from products, services and sublicensing arrangements by January 2017, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

The Company believes our relationship with NeoGenomics is instrumental in our medical and diagnostic testing development.  We further believe the majority, if not all, of our applications in the medical field will be implemented in conjunction with NeoGenomics.

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics completed Phase I of their research and published the results in 2014. Additionally, NeoGenomics completed Phase II of their prostate test validation in 2014. The results were largely the same as those published regarding Phase I. NeoGenomics is currently conducting a clinical trial for this test, named NeoLAB™ Prostate - Liquid Alternative to Biopsy. NeoGenomics has announced their expectation is to commercially launch this test in 2015.

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

In November 2012, Atlantic Alpha began auditable formal live trading by applying SVM technology to quarterly fundamental corporate data such as sales, earnings and projected earnings. The SVM algorithm is utilized to select U.S. stocks which are expected to outperform or underperform in the next quarter based on current data while at the same time rendering superior portfolio risk metrics. This application of SVM technology allows the creation of a variety of equity portfolios. SVM Capital has been pleased with the results of the application of the SVM technology.

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

The volume of images processed were significantly less than were promised by the Company’s partner in the Retinalyze, LLC joint venture and revenues to date from Retinalytics SVMTM have been zero. Due to the failure to market the product by the Company’s partner in Retinalyze, LLC, the Company has ceased it efforts with the product in its current state and does not anticipate revenue from this venture in the future. Additionally, the Company is following the process outlined in the organizational documents for Retinalyze, LLC to dissolve the organization.

Employees

On December 31, 2014, we had 3 executive officers and 2 consultants.

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

Research and Development

Research and development fees were $99,200 during 2014 and $115,934 for the same period in 2013. The research and development fees in 2014 were related primarily to fees paid to consultants relating to the development work completed as a part of our NeoGenomics License.

Intellectual Property

The Company holds rights to the intellectual property within the “SVM portfolio” that currently consists of fifty-one (51) issued patents along with ten (10) other patent applications that are pending in the U.S. and elsewhere in the world.  The issued patents and pending applications in the SVM portfolio are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,549	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,383,237	Computer-Aided Image Analysis	11/04/2019

U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

U.S. Patent No. 7,542,947	Data Mining Platform for Bioinformatics and Other Knowledge Discovery	08/07/2020

U.S. Patent No. 7,542,959	Feature Selection Using Support Vector Machine Classifier	05/01/2019

U.S. Patent No. 7,617,163	Kernels and Kernel Methods for Spectral Data	11/9/2021

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 7,624,074	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent No. 7,921,068	Data Mining Platform for Knowledge Discovery from Heterogeneous Data Types and/or Heterogeneous Data Sources	05/20/2022

U.S. Patent No. 7,970,718	Feature Selection and for Evaluating Features Identified as Significant for Classifying Data	08/07/2020

U.S. Patent No. 8,008,012	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent No. 8,095,483	Support Vector Machine-Recursive Feature Elimination (SVM-RFE)	08/07/2020

U.S. Patent No. 8,126,825	Method for Visualizing Feature Ranking of a Subset of Features for Classifying Data Using a Support Vector	05/20/2022

U.S. Patent No. 8,209,269	Kernels for Identifying Patterns in Datasets Containing Noise or Transformation Invariance	05/07/2022

U.S. Patent No. 8,275,723	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent No. 8,293,461	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent No. 8,463,718	Support Vector Machine-Based Method for Analysis of Spectral Data	08/07/2020

U.S. Patent No. 8,489,531	Identification of Co-Regulation Patterns by Unsupervised Cluster Analysis of Gene Expression Data	05/17/2022

U.S. Patent No. 8,543,519	System and Method for Remote Melanoma Screening	05/01/2019

U.S. Patent No. 8,682,810	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Canadian Patent No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Patent No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Patent No. 2296105	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Canadian Patent No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Patent No. 506462	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

Canadian Patent No. 2,435,290	Computer Aided Image Analysis	01/23/2022

Patent/Application No.	Title	Expiration Date

European Patent No.1356421	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Australian Patent No. 2002253879	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Canadian Patent No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 4138486	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Patent No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 5425814	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

European Patent No. 2373816	Methods for Screening, Predicting and Monitoring Prostate Cancer	12/04/2029

European Publication No. 2357582	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

U.S. Patent Publication No. 2011/0106735	Recursive Feature Elimination Method Using Support Vector Machines	05/01/2019

U.S. Patent Publication No. 2009/0226915	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2013/0297607	Identification of Pattern Similarities by Unsupervised Cluster Analysis	05/17/2022

Australian Application No. 2009212193	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Chinese Application No. 200980110847.2	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

European Publication No. 22528889	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Indian Application No. 5526/CHENP/2010	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Patent Publication No. 2014/0016843	Computer-Assisted Karyotyping	06/19/2033

European Publication No. 2862113	Computer-Assisted Karyotyping	06/19/2033

HDC also owns intellectual property rights in U.S. patents covering the FGM technology.  The FGM portfolio includes two issued patents, which are:

Patent/Application No.	Title	Expiration Date
U.S. Patent No. 6,920,451	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021
U.S. Patent No. 7,366,719	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets	01/19/2021

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

At December 31, 2014 we had $7,642 cash on hand along with NeoGenomics Stock for sale worth $362,373. As a result, the Company estimates cash will be depleted by the fourth quarter of 2015 unless the Company is able to raise additional equity capital. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding our liquidity and capital resources.

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

Our operating results may vary from period to period due to numerous factors, many of which are outside our control, including the number, timing and acceptance of our services. Factors that may cause our results to vary by period include:

• payments of milestones, license fees or research payments under the terms of our increasing number of external alliances;
• changes in the demand for our products and services;
• the nature, pricing and timing of products and services provided to our collaborators;
• acquisition, licensing and other costs related to the expansion of our operations;
• reduced capital investment for extended periods;
• losses and expenses related to our investments in joint ventures and businesses;
• regulatory developments or changes in public perceptions relating to the use of genetic information and the diagnosis and treatment of disease based on genetic information; and
• changes in intellectual property laws that affect our rights in genetic information that we sell and license.

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

Our stock price has, since September 1, 2003, traded as high as $0.60 and as low as $0.01.  Our stock price could fluctuate significantly due to a number of factors beyond our control, including:

• variations in our actual or anticipated operating results;
• sales of substantial amounts of our stock;
• announcements about us or about our competitors, including technological innovation or new products or services;
• litigation and other developments related to our patents or other proprietary rights or those of our competitors;
• conditions in the life sciences, pharmaceuticals or genomics industries; and
• Governmental regulation and legislation.

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

Management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.  Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

Risks of failure are inseparable from the process of developing and commercializing drugs, therapies, diagnostic products and other life science products. These risks include the possibility that any of these products will:

• be found to be toxic or ineffective;
• fail to receive necessary regulatory approvals;
• be difficult or impossible to manufacture on a large scale;
• be uneconomical to market;
• fail to be developed prior to the successful marketing of similar products by competitors; or
• be impossible to market because they infringe on the proprietary rights of third parties or compete with superior products marketed by third parties.

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

On February 23, 2015, the FTC notified the Company of its approval, by a vote of 4-1, to accept an Agreement Containing Consent Order (“Agreement”). This Agreement is for settlement purposes only. The Company neither admits nor denies any of the allegations, except as specifically stated in the Agreement. The Company believes the effort to contest this matter with the FTC would require funds greater than the Company has at its disposal.

The Agreement will, among other things, bar the Company from claiming that any device detects or diagnoses melanoma or its risk factors, or increases users’ chances of early detection, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. The Agreement also prohibits the Company from making any other misleading or unsubstantiated claims about a device’s health benefits or efficacy, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. Finally, the Company must pay $17,963 to the FTC.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol HDVY.  The range of closing prices for our common stock, as reported on Bloomberg.com during each quarter of the last two fiscal years was as follows.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter 2013	$0.05	$0.03
Second Quarter 2013	$0.06	$0.03
Third Quarter 2013	$0.05	$0.03
Fourth Quarter 2013	$0.04	$0.02

	High	Low
First Quarter 2014	$0.04	$0.02
Second Quarter 2014	$0.04	$0.02
Third Quarter 2014	$0.03	$0.01
Fourth Quarter 2014	$0.02	$0.01

Holders of Record

As of March 31, 2015, there were approximately 290 holders of record of our common stock.

Dividends

We have not paid any cash dividends for common shares since inception, and we do not anticipate paying any in the foreseeable future on common shares.  We intend to retain future earnings, if any, to support the development and growth of our business.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.  Under the Georgia Business Corporation Act, a company is prohibited from paying a dividend if, after giving effect to that dividend, either the company would not be able to pay its debts as they become due in the usual course of business or the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividends.   If the Company were to pay dividends, the holders of the shares of the Series C Preferred Stock have a right to first receive, or simultaneously receive, a dividend on each outstanding share of Series C Preferred Stock on an as if converted to common stock basis.

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM) and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data.  Biomarkers are biological indicators or genetic expression signatures of certain disease states.  Our intellectual property is protected by over 60 patents that have been issued or are currently pending around the world.

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

Upon execution of the NeoGenomics License, NeoGenomics paid us $1,000,000 in cash and issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012.  In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License.  Milestone payments will be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics derives from any sublicensing arrangements it may put in place for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System.

NeoGenomics agreed to use it best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetic Interpretation System”, and a “Flow Cytometry Interpretation System.”  NeoGenomics has completed both of its one-year extension terms of the license. While those one-year extension terms are complete, the Company and NeoGenomics continue to collaborate on efforts to commercialize the licensed technologies.

If NeoGenomics has not generated $5.0 million of net revenue from products, services and sublicensing arrangements by January 2017, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

The Company believes our relationship with NeoGenomics is instrumental in our medical and diagnostic testing development.  We further believe the majority, if not all, of our applications in the medical field will be done in conjunction with NeoGenomics.

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics completed Phase I of their research and published the results in 2014.  Additionally, NeoGenomics completed Phase II of their prostate test validation in 2014.  The results were largely the same as those published regarding Phase I.  NeoGenomics is currently conducting a clinical trial for this test. NeoGenomics has announced their expectation is to launch this test in 2015.

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

In November 2012, Atlantic Alpha began auditable formal live trading by applying SVM technology to quarterly fundamental corporate data such as sales, earnings and projected earnings. The SVM algorithm is utilized to select U.S. stocks which are expected to outperform or underperform in the next quarter based on current data while at the same time rendering superior portfolio risk metrics. This application of SVM technology allows the creation of a variety of equity portfolios. SVM Capital has been pleased with the results of the application of the SVM technology.

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

The volume of images processed were significantly less than were promised by the Company’s partner in the Retinalyze, LLC joint venture and revenues to date from Retinalytics SVMTM have been zero. Due to the failure to market the product by the Company’s partner in Retinalyze, LLC, the Company has ceased it efforts with the product in its current state and does not anticipate revenue from this venture in the future. Additionally, the Company is following the process outlined in the organizational documents for Retinalyze, LLC to dissolve the organization.

Intellectual Property Developments

In May 2014, the European Patent Office granted a European patent to the Company for its method for screening for prostate cancer using urine or prostate tissue based on four genes identified using the Company’s proprietary RFE algorithm.

In July 2014, U.S. Patent No. 5,649,068, the original patent covering support vector machines (SVM), which the Company had licensed from Lucent Technologies GRL Corporation, expired.  The expiration of the patent terminated the license as well as the Company’s obligation to pay any further license fees for use of the basic SVM technology.

The Company now holds the exclusive rights to 53 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets.  The Company also has 10 pending U.S. and foreign patent applications covering uses of the SVM technology as well as diagnostic methods that have been discovered using the SVM technology.  The reduction in the total number of issued and pending patents during 2014 resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse.  In addition, a few U.S. patents that were either near the ends of their terms and/or had parallel applications with broader claims in force were allowed to expire. In addition, significant changes in the U.S. Patent Laws relating to the eligibility of certain subject matter for patent protection influenced the Company’s decision to abandon a few of its pending U.S. applications.  This in turn reduced the Company’s total expenses for patent maintenance.

Intel Update

The Company’s patent application that was submitted to provoke an interference with Intel’s Patent No. 7,685,077 remains pending.  The application file was transferred to the U.S. Patent Office’s Interference Division in December 2014 and is awaiting further action.

Inflation

The Company does not expect that inflation or changing prices will have a material effect on revenues or income.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Revenue

Since December 31, 2005, the Company has received cash from revenue generating activities totaling $3,974,928, which consists of recorded revenue of $3,783,300 through December 31, 2014 and deferred revenue yet to be recognized of $191,628 at December 31, 2014.

For the year ended December 31, 2014, revenue was $1,032,127 compared with $1,053,607 in revenue for the year ended December 31, 2013.  Revenue is recognized for licensing and development fees over the period earned, which in most cases is the length of the license.  The revenue recognized in 2014 was primarily the recognition of revenue of $981,600 associated with our NeoGenomics License, which also contributed to revenue recorded in 2013.  As of December 31, 2014, the Company had deferred revenue of $191,628, which includes cash received but not yet recognized as revenue. Deferred revenue was $1,216,616 at December 31, 2013. The decrease in revenue recognized is due to the revenue recognition of the license agreement with NeoGenomics.

Operating and Other Expenses

Amortization expense, which is the amortization of costs of acquiring or filing of patents over their estimated useful lives, was $262,719 for the twelve months ended December 31, 2014 and 2013.

Professional and consulting fees totaled $161,600 for 2014 compared with $714,701 for 2013.  These fees consist primarily of patent filing and maintenance costs, consulting fees, and accounting fees.  The substantial decrease was due to a decrease in consulting services provided to the Company, specifically consulting fees paid to a former officer of the Company and a management consultant.

Legal fees were considerably lower in 2014 with fees of $58,950 during the year ended December 31, 2014, versus $269,961 during the same period 2013.  This decrease was a result of costs during 2013 associated with the Company’s response to the Federal Trade Commission’s Civil Investigative Demand and other legal matters incurred during by previous management teams.

Research and development fees were $99,200 during 2014 and $115,934 for 2013. The research and development fees in 2014 and 2013 were related primarily to fees paid to consultants for the development work completed as a part of our NeoGenomics License.

Compensation expense of $249,475 for the twelve months ended December 31, 2014 was significantly lower than the $524,144 reported for the comparable period of 2013. The decrease is attributed to the departure of a highly compensated former officer of the Company.

Other general and administrative expenses decreased from $418,221 in 2013 to $161,735 in 2014.  This decrease was due to the elimination of excessive and non-essential expenses by the new leadership beginning in August 2013.

Income (Loss) from Operations

            The income from operations for the twelve months ended December 31, 2014 was $38,448 compared to a loss from operations of $1,252,073 for the prior year.  This significant swing to profitability was due to a disciplined approach by the new leadership team beginning in August 2013 to reduce spending.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock.  The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method.  For the year ended December 31, 2014, the unrealized loss on NeoGenomics stock held at the end of the reporting period was $199,894, which is recorded as other expense in the statements of operations.  In addition, the Company realized a gain on the sale of NeoGenomics stock of $338,087 in 2014. During the same period in 2013, the Company reported an unrealized loss of $288,600 and realized a gain on the sale of NeoGenomics stock of $815,753.

The previous Board of Directors negotiated a settlement agreement in July 2013 with Mr. Steve Barnhill, the former Chairman and Chief Executive Officer of the Company.  Under the terms of the Settlement Agreement, (i) the Company paid $50,000 to, or for the benefit of, Mr. Barnhill. As a result, the Company recognized a settlement expense of $50,000 in 2013.  For the period ending December 31, 2014, there were no settlement expenses.

Net Income (Loss)

The net income for the twelve months ended December 31, 2014 was $176,641 compared to a net loss of $774,920 for the twelve months ended December 31, 2013.  This first ever annual net income in 2014 compared to the significant loss in 2013 was due primarily to the elimination of excessive compensation and unnecessary expenditures beginning in August 2013.

Net income per share attributable to common shareholders was $0.0004 versus a net loss per share of $0.0040 for twelve months ended December 31, 2014 and 2013, respectfully.

Liquidity and Capital Resources

At December 31, 2014, the Company had $7,642 in cash and total current liabilities of $656,644. The primary amount of current liabilities relates to $613,256 in dividends payable and accounts payable. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics Stock has increased in value since the initial acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result we will not have sufficient resources to meet all of our current obligations unless the Company is able to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. None of these options are definitive and there is no guarantee the Company will be successful in these fund raising efforts. The Company estimates cash will be depleted by the fourth quarter of 2015 unless the Company is able to raise additional capital.

            At December 31, 2014, the Company had no contractual obligations relating to accrued liabilities or office lease.

The Company has relied primarily on equity and debt financing for liquidity. The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations. The Company's plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through licensing its patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. The Company has been unable to generate significant revenue, as further described above. As a result, the Company has implemented a cash conservation program. Specifically, the Company has eliminated several highly compensated former employees and consultants. The new management team has significantly reduced their compensation. Our Interim Chief Executive Officer, who receives no salary or compensation for his work on behalf of the Company, leads this effort. This effort has reduced the monthly expenditures or "burn rate". In comparison, the previous management teams’ monthly burn rates were as high as $235,000 per month in 2012 and early 2013.

Cash Flow from Operating Activities

For the year ended December 31, 2014, the Company had a net income of $176,641 with $736,169 of cash being used by operating activities. During 2014, $499,820 was provided by investment activities solely from the sale of 113,100 NeoGenomics shares that were received as a part of the NeoGenomics License signed in January 2012.  In addition, there was $172,000 provided by financing activities during 2014 resulting from proceeds received from Series C Preferred Stock issuance.  As a result, the Company realized a net decrease of cash of $64,349 during the year ended December 31, 2014.

The Company has taken steps to reduce the Company's expenditures in order to considerably reduce the monthly "burn rate". These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level.

Cash Flow from Financing Activities

In the fourth quarter of 2013, the Board of Directors authorized issuing Series C Preferred Shares. As of December 31, 2014, the Company issued 6,640,000 preferred shares at $0.05 for a total of $332,000. The Series C Preferred Shares feature $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the company has not attained profitability by the end of the first quarter 2016. This funding is anti-dilutive because the purchase price is significantly higher than the current 180-day average share price.

The Series B Preferred Stock accrued dividends at the rate of 10% of the Series B Original Issue Price per year, and was to be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion.

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

Dividends have been accrued for the Series B Preferred Stock in the amount of $373,346 as of December 31, 2014 and $308,724 as of December 31, 2013. The Company has given the Series B holders the choice of either (1) Common Stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to, at the sole discretion of the Company.  At December 31, 2014, the entire accrued dividend is recorded as a current liability in the amount of $373,346.

Per the agreement for the Series B Preferred Stock, the Company converted 8,827,500 shares of Series B Preferred Stock to Common Stock during the fourth quarter 2014. The Company also gave the Series B holders the choice to receive their accrued dividend paid in common stock at value of $.05 per share or delay payment of their accrued dividend paid in cash when the Company is able to at the Company’s discretion.

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

We assess the carrying value of intangible and other long-lived assets at least annually, which requires us to make assumptions and judgments regarding the future cash flows related to these assets.  The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of events or changes in circumstances such as:

• the asset’s ability to continue to generate income from operations and positive cash flow in future periods;
• loss of legal ownership or title to the asset;
• significant changes in our strategic business objectives and utilization of the asset(s); and
• the impact of significant negative industry or economic trends.

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

ITEM 8.         FINANCIAL STATEMENTS

The following financial statements are included beginning on page F-1 of this report:

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Effective December 19, 2014, the Company approved the dismissal of Hancock Askew & Co., LLP (“Hancock Askew”) as the Company’s independent registered public accounting firm. Hancock Askew had been the Company’s independent registered public accounting firm since September 21, 2006.

                Hancock Askew’s report on the financial statements of the Company as of and for the fiscal years ended December 31, 2012 and 2013 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except their report dated March 31, 2014 on the Company’s consolidated financial statements as of December 31, 2013 which contained an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.

                During the Company’s two most recent fiscal years and through December 19, 2014 (i) there were no disagreements with Hancock Askew on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hancock Askew’s satisfaction, would have caused Hancock Askew to make reference to the subject matter in connection with their reports on the Company’s financial statements for such years; and (ii) there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On December 19, 2014, the Company approved the engagement of Frazier & Deeter, LLC (“Frazier & Deeter”), to serve as the Company’s independent registered public accounting firm for the 2014 fiscal year. As a result, effective December 22, 2014 (the “Engagement Date”), the Company engaged Frazier & Deeter as the Company’s independent registered public accounting firm and formally engaged Frazier & Deeter as the Company’s independent public accountant on the Engagement Date.

                During the years ended December 31, 2012 and December 31, 2013, and during the subsequent interim period through December 19, 2014, the Company did not consult with Frazier & Deeter regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Frazier & Deeter, in either case where written or oral advice provided by Frazier & Deeter would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Controls over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors are:
Name	Age	Position
Henry S. Kaplan	72	Director
Kevin Kowbel	44	Chairman and Interim Chief Executive Officer
Mark A. Moore, Ph.D.	69	Vice President, Product Development
William F. Quirk, Jr.	72	Director
Eric R. Winger	73	Director
Hong Zhang, Ph.D.	51	Senior Vice President, Computational Medicine

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

Kevin Kowbel is a Professional Engineer and Vice President Drilling & Completions for Canadian Natural Resources. Mr. Kowbel is a 1992 Geological Engineering Graduate from the University of Saskatchewan and is experienced as a Drilling & Completions Engineering Specialist with expertise in well design, operations, out-of-the-box problem solving, well control and tool development. Mr. Kowbel is experienced in problem solving, process optimization and tool development. His current role involves managing a yearly capital budget exceeding $1 billion. Mr. Kowbel has been an investor in Health Discovery Corporation since 2005 when he purchased common stock at $0.16 per share.  He is fully committed to helping current shareholders realize the highest value for their investment.  As such, he plans to remain off the payroll and pay for his own expenses related to his work with the Company until the Company is no longer under a going concern warning.

Mark A. Moore, Ph.D., was appointed interim Chief Operating Officer of the Company on November 16, 2012.  Dr. Moore has subsequently taken the role of Vice President, Product Development on a permanent basis.  In addition to his role with HDC, Dr. Moore serves as Chairman and Chief Executive Officer of SVM Capital, LLC (“SVM Capital”). SVM Capital was formed as a joint venture between the Company and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”), an absolute return hedge fund, to explore and exploit the potential applicability of the Company’s SVM technology to quantitative investment management techniques.  Dr. Moore received a B.A. degree in Science and Philosophy from Florida Atlantic University in 1966. He received a Ph.D. in Philosophy with an emphasis on Value Theory and Logic from the University of Tennessee, Knoxville in 1973. Currently, Dr. Moore is also Chairman of Atlantic Alpha. In addition, Dr. Moore has served as Treasurer and Chairman of Memorial Health University Hospital Foundation as well as a member of the Board of Directors of Memorial Health University, where he was a member of the Investment and Finance Committee.

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

Eric R. Winger is an experienced business executive currently serving as Chairman of the Board of Trustees for South University, a for-profit university that is nationally recognized for its College of Health Professions and School of Pharmacy. His prior experience includes CEO of the Savannah Economic Development Authority at which he was one of the founding directors of the Arial Savannah Angel Partners. He was three times named one of Georgia’s 100 most influential people by Georgia Trend Magazine.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth various elements of compensation for our Named Executive Officers for each of the last two fiscal years:
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total
Kevin Kowbel	2014	$-	$-	$-		$-
Chairman & Interim Chief Executive Officer	2013	$-	$-	$-		$-

Mark A. Moore, Ph.D.	2014	$43,500	$-	$8,771	(1)	$52,271
Vice President, Product Development	2013	$104,385	$-	$1,462	(1)	$105,847

Hong Zhang, Ph.D.	2014	$56,000	$-	$6,578	(1)	$62,578
Senior Vice President, Computational Medicine	2013	$117,538	$-	$1,096	(1)	$118,634

John A. Norris	2014	$-	$-	$-	(2)	$-
Former Chief Executive Officer	2013	$187,019	$-	$39,058	(2)	$226,077

(1)	Represents costs associated with stock options.
(2)	Represents health insurance premiums and reimbursed healthcare costs of $3,195 and $35,863 in costs associated with stock options.

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

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total($)
Henry S. Kaplan (1)	$-	$10,021	$10,021
Kevin Kowbel (2)	$-	$-	$-
William F. Quirk, Jr. (3)	$-	$13,157	$13,157
Eric R. Winger (1)	$-	$10,021	$10,021
(1)	1,500,000 options granted on July 25, 2013.
(2)	1,500,000 options granted on July 25, 2013 and returned August 2, 2013
(3)	1,500,000 options granted on October 21, 2013.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our Common Stock as of March 31, 2015 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and (iv) all of our executive officers and directors as a group.  At March 31, 2015, there were 261,384,810 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding and 6,640,000 shares of Series C Preferred Stock outstanding. Unless otherwise noted, the address of each beneficial owner below is 4243 Dunwoody Club Drive, Suite 202, Atlanta, Georgia 30350.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Henry S. Kaplan, Director	563,000	(2)	*
Kevin Kowbel, Chairman and Interim Chief Executive Officer	675,000		*
Mark A. Moore, Ph.D., Vice President, Product Development	1,677,334	(3)	*
William F. Quirk, Jr., Director	14,946,222	(4)	5.7%
Eric R. Winger, Director	501,000	(2)	*
Hong Zhang, Ph.D., Senior Vice President, Computational Medicine	250,000	(5)	*
All executive officers and directors as a group (6 persons)	18,612,556		6.3%
*	Less than 1%
(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of March 31, 2015.

(2)	Includes 500,000 options granted in July 2013, which are exercisable within 60 days of March 31, 2015
(3)	Includes 333,334 options granted in October 2013, which are exercisable within 60 days of March 31, 2015.
(4)	Includes 500,000 options granted in October 2013, which are exercisable within 60 days of March 31, 2015.
(5)	Includes 250,000 options granted in October 2013, which are exercisable within 60 days of March 31, 2015

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the equity securities of the Company which are authorized for issuance to employees, directors and consultants in consideration for services as of December 31, 2014:

Equity Compensation Plan Information

	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted- average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	19,390,000	$.034	-
Total	19,390,000	$.034	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 31, 2015, the following directors are independent according to those standards: Mr. Kaplan, Mr. Quirk and Mr. Winger. Mr. Kowbel was not independent according to the New York Stock Exchange independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by Hancock Askew & Co. LLP for 2014 and 2013. There were no fees billed by Frazier & Deeter, LLC for 2014 or 2013.

	2014	2013

Audit Fees	$65,840	$70,241

Audit-Related Fees	$-	$-

Tax Fees	$5,425	$7,600

Sub-Total	$71,265	$77,841

All Other Fees	$-	$-

Total Fees	$71,265	$77,841

Audit Fees.  This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the Securities and Exchange Commission during 2014 and 2013, including out of pocket expenses.

Audit-Related Fees.  This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.

Tax Fees.  This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2014 and 2013.

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

Effective December 19, 2014, the Company approved the dismissal of Hancock Askew & Co., LLP (“Hancock Askew”) as the Company’s independent registered public accounting firm. Hancock Askew had been the Company’s independent registered public accounting firm since September 21, 2006.

Hancock Askew’s report on the financial statements of the Company as of and for the fiscal years ended December 31, 2012 and 2013 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except their report dated March 31, 2014 on the Company’s consolidated financial statements as of December 31, 2013 which contained an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and through December 19, 2014 (i) there were no disagreements with Hancock Askew on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hancock Askew’s satisfaction, would have caused Hancock Askew to make reference to the subject matter in connection with their reports on the Company’s financial statements for such years; and (ii) there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On December 19, 2014, the Company approved the engagement of Frazier & Deeter, LLC (“Frazier & Deeter”), to serve as the Company’s independent registered public accounting firm for the 2014 fiscal year. As a result, effective December 22, 2014 (the “Engagement Date”), the Company engaged Frazier & Deeter as the Company’s independent registered public accounting firm and formally engaged Frazier & Deeter as the Company’s independent public accountant on the Engagement Date.

During the years ended December 31, 2012 and December 31, 2013, and during the subsequent interim period through December 19, 2014, the Company did not consult with Frazier & Deeter regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Frazier & Deeter, in either case where written or oral advice provided by Frazier & Deeter would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

23.1	Consent of Frazier & Deeter, LLC. Filed herewith.
23.2	Consent of Hancock Askew & Co. LLP. Filed herewith.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DISCOVERY CORPORATION

By:	/s/ Kevin Kowbel
Chairman, Interim Chief Executive Officer,
Principal Financial Officer, and Principal Accounting Officer

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kevin Kowbel	Chairman, Interim Chief Executive Officer, Principal Financial	March 31, 2015
Kevin Kowbel	Officer, and Principal Accounting Officer

/s/ Henry S. Kaplan	Director	March 31, 2015
Henry S. Kaplan

/s/ William F. Quirk, Jr.	Director	March 31, 2015
William F. Quirk, Jr.

/s/ Eric R. Winger	Director	March 31, 2015
Eric R. Winger

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Health Discovery Corporation

We have audited the accompanying balance sheets of Health Discovery Corporation (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Health Discovery Corporation

Atlanta, Georgia

We have audited the accompanying balance sheets of Health Discovery Corporation as of December 31, 2013 and, the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hancock Askew & Co., LLP

Savannah, Georgia

March 31, 2014

HEALTH DISCOVERY CORPORATION

Balance Sheets

	December 31,	December 31,
	2014	2013
Assets

Current Assets
Cash	$7,642	$71,991
Accounts Receivable	1,969	80
Investment in Available For Sale Securities (Note J)	362,373	724,000

Total Current Assets	371,984	796,071

Equipment, Less Accumulated Depreciation of $59,765 and $55,133 at December 31, 2014 and December 31, 2013, respectively	1,120	5,752

Other Assets
Patents, Less Accumulated Amortization of $2,782,009 and $2,519,290 at December 31, 2014 and December 31, 2013, respectively	1,203,785	1,466,504

Total Assets	$1,576,889	$2,268,327

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$239,910	$326,267
Accrued Liabilities	-	2,500
Dividends Payable	373,346	308,724
Deferred Revenue	43,388	1,024,988

Total Current Liabilities	656,644	1,662,479

Long Term Liabilities
Deferred Revenue	148,240	191,628

Total Liabilities	804,884	1,854,107

Stockholders’ Equity
Series B Preferred Stock, Convertible, 20,625,000 Shares Authorized,
No Shares Outstanding at December 31, 2014
8,827,500 Issued and Outstanding at December 31, 2013	-	677,902
Series C Preferred Stock, Convertible, 20,000,000 Shares Authorized,
6,640,000 Issued and Outstanding December 31, 2014
2,000,000 Issued and Outstanding December 31, 2013	332,000	160,000
Common Stock, No Par Value, 300,000,000 Shares Authorized
261,384,810 Shares Issued and Outstanding December 31, 2014
252,557,310 Shares Issued and Outstanding December 31, 2013	27,055,938	26,368,892
Accumulated Deficit	(26,615,933)	(26,792,574)

Total Stockholders’ Equity	772,005	414,220

Total Liabilities and Stockholders’ Equity	$1,576,889	$2,268,327

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2014 and 2013

	2014	2013
Revenues:
Licensing & Development	$1,032,127	$1,053,607

Operating Expenses:
Amortization	262,719	262,719
Professional and Consulting Fees	161,600	714,701
Legal Fees	58,950	269,961
Research & Development Fees	99,200	115,934
Compensation	249,475	524,144
Other General and Administrative Expenses	161,735	418,221
Total Operating Expenses	993,679	2,305,680

Income (Loss) From Operations	38,448	(1,252,073)

Other Income (Expense)
Unrealized Loss on Available for Sale Securities (Note J)	(199,894)	(288,600)
Realized Gain on Available for Sale Securities (Note J)	338,087	815,753
Settlement Expense (Note G)	-	(50,000)
Total Other Income	138,193	477,153

Net Income (Loss)	176,641	(774,920)

Preferred Stock Dividends	64,622	137,256

Net Income (Loss) Attributable to Common Stockholders	$112,019	$(912,176)

Weighted Average Outstanding Shares - basic and diluted	253,292,935	235,494,741

Earnings (Loss) Per Share (basic and diluted)	$0.0004	$(0.0040)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

Issued and Outstanding

	Preferred Shares C	Preferred Shares B	Common Shares	Preferred Amount C	Preferred Amount B	Common Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance – December 31, 2012	-	17,340,175	233,773,144	$-	$1,307,628	$25,445,813	$(26,017,654)	$735,787
Series C Preferred Stock Issued	2,000,000	-	-	160,000	-	-	-	160,000
Stock-based Compensation Expense for Directors and Consultants	-	-	-	-	-	124,889	-	124,889
Share-based Compensation Expense for Employees	-	-	-	-	-	30,855	-	30,855
Series B Preferred Stock Dividend Paid with Common Stock	-	-	10,271,491	-	-	274,865	-	274,865
Series B Preferred Stock Annual Dividend	-	-	-	-	-	(137,256)	-	(137,256)
Series B Preferred Stock Exchanged for Common Stock	-	(8,512,675)	8,512,675	-	(629,726)	629,726	-	-
Net Loss	-	-	-	-	-	-	(774,920)	(774,920)
Balance - December 31, 2013	2,000,000	8,827,500	252,557,310	$160,000	$677,902	$26,368,892	(26,792,574)	$414,220
Series C Preferred Stock Issued	4,640,000	-	-	172,000	-	-	-	172,000
Stock-based Compensation Expense for Directors and Consultants	-	-	-	-	-	58,416	-	58,416
Share-based Compensation Expense for Employees	-	-	-	-	-	15,350	-	15,350
Series B Preferred Stock Dividend Paid with Common Stock	-	-	-	-	-	-	-	-
Series B Preferred Stock Annual Dividend	-	-	-	-	-	(64,622)	-	(64,622)
Series B Preferred Stock Exchanged for Common Stock	-	(8,827,500)	8,827,500	-	(677,902)	677,902	-	-
Net Income	-	-	-	-	-	-	176,641	176,641
Balance - December 31, 2014	6,640,000	-	261,384,810	$332,000	$-	$27,055,938	$(26,615,933)	$772,005

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows From Operating Activities
Net Income (Loss)	$176,641	$(774,920)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used for Operating Activities:
Stock-based Compensation for Employees	15,350	30,855
Stock-based Compensation for Directors and Consultants	58,416	124,889
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note J)	(338,087)	(815,753)
Unrealized Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note J)	199,894	288,600
Depreciation and Amortization	267,351	270,633
(Decrease) Increase in Accounts Receivable	(1,889)	10
Decrease in Deferred Revenue	(1,024,988)	(1,024,988)
(Decrease) Increase in Accounts Payable – Trade	(86,357)	186,476
Decrease in Accrued Liabilities	(2,500)	(53,000)
Net Cash Used for Operating Activities	(736,169)	(1,767,198)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note J)	499,820	1,519,313
Purchase of Equipment	-	(2,336)
Net Cash Provided by Investing Activities	499,820	1,516,977

Cash Flows From Financing Activities:
Proceeds from Series C Preferred Stock Issuance	172,000	160,000
Dividends Paid	0	(9,212)
Net Cash Provided by Financing Activities	172,000	150,788

Net Decrease in Cash	(64,349)	(99,433)

Cash, at Beginning of Period	71,991	171,424

Cash, at End of Period	$7,642	$71,991

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Health Discovery Corporation (the “Company”) is a biotechnology-oriented company that has acquired patents and has patent pending applications for certain machine learning tools, primarily pattern recognition techniques using advanced mathematical algorithms to analyze large amounts of data thereby uncovering patterns that might otherwise be undetectable.  Such machine learning tools are currently in use for diagnostics and drug discovery, but are also marketed for other applications.  The Company licenses the use of its patent protected technology and may provide services to develop specific learning tools under development agreements or to sell to third parties.

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

CASH

Cash and cash equivalents include cash and funds invested in money market accounts with financial institutions.

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties receivable from customers based upon those customers estimated sales of the products or diagnostic tests containing patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis.  The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured.  As of December 31, 2014 and 2013, all amounts receivable are considered fully collectable and no allowance for doubtful accounts was recorded.

EQUIPMENT

Equipment, which consists of office furniture, computer equipment, and leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the capitalized costs to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2014, the Company does not believe there has been any impairment of its patents.

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

In the event the future tax consequences of differences between the financial reporting bases and tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation is made of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the probability of realizing the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

Expected Term – The expected term of the award represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and forfeitures due to departure prior to the end of the vesting schedule.

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s research and development costs are expensed as incurred and consist of expenses paid to consultants and external laboratories and related primarily to the costs of co-development studies, clinical trials, and projects undertaken. The R&D costs were $99,200 in 2014 and $115,934 in 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, available for sale securities, accounts receivable, accounts payable and accrued expenses.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short-term nature of such items. Refer to Note J for discussion regarding the valuation of the Company’s investment in available for sale securities.

 NET INCOME (LOSS) PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

Due to the net loss for the twelve-month period ended December 31, 2013, the calculation of diluted per share amounts would create an anti-dilutive result and therefore are not presented in the following table. Potentially dilutive shares at December 31, 2013, include options and warrants outstanding of 13,500,000.

The following is an analysis of the basic and diluted earnings per common share computations for the year ended December 31, 2014:

Year ended December 31, 2014

Basic:
Net income attributable to common stockholders	$112,019
Basic weighted average common shares outstanding	253,292,935
Basic earnings per common share	$0.0004

Diluted:
Net income attributable to common stockholders	$112,019
Basic weighted average common shares outstanding	253,292,935

Effect of dilutive securities:
Conversion of options and warrants	-
Conversion of preferred shares to common shares	6,640,000
Diluted weighted average common shares outstanding	259,932,935
Diluted earnings per common share	$0.0004

During the twelve-month period ended December 31, 2014, 19,390,000 outstanding stock options and warrants were not included in the computation of diluted earnings per common share because to do so would have an antidilutive effect. Please refer to Note H regarding detail for outstanding stock options.

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

The Company received $2,944,800 as a part of the NeoGenomics license agreement in January 2012. Deferred revenue of $2,944,800 was recorded and recognized as income over the three years of the term of the license agreement.

The Company had total unearned revenue of $191,628 as of December 31, 2014. The long-term portion of unearned revenue represents the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to seven years.

The expected future annual recognition of revenue is as follows:

2015	$43,388
2016	43,388
2017	43,388
2018	43,388
2019	18,076
Total expected future annual amortization	$191,628

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery.

The cost and accumulated amortization as of December 31, 2014 and 2013 are as follows:

	2014	2013
Cost of Patents	$3,985,794	$3,985,794
Accumulated Amortization	(2,782,009)	(2,519,290)
Patents, Net of Amortization	$1,203,785	$1,466,504

Amortization charged to operations for each of the years ended December 31, 2014 and 2013 was $262,719.  The weighted average remaining amortization period for patents at December 31, 2014 is 4.50 years.  Estimated amortization expense for the next four years is $260,603 per year.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note D – INVESTMENTS

             On March 27, 2007, the Company and an investment partner formed SVM Capital, LLC (“SVM Capital) as an equity investment for purposes of utilizing SVM as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but does not have control over the entity. The Company does not have any obligation to fund or provide support to SVM Capital.  Accordingly, the investment is accounted for using the equity method of accounting.  The Company’s initial investment was $5,000 and the license to use the SVM technology applied to financial markets.  The carrying value of this investment was zero as of December 31, 2014 and 2013.

In August 2008, pursuant to a license agreement, as amended, we contributed a license to Smart Personalized Medicine, LLC (“SPM”) in return for a 20% equity interest.  SPM is a company founded by a former director to develop a breast cancer prognostic test using our SVM technology in collaboration with a prominent cancer research hospital. The only activity for this entity was the Quest license and development agreements of 2010 for which there was an allocation of 50% to the Company and 50% to the other partner. The Company does not have any contractual obligation to provide any funds to this venture. The net value of the investment was zero as of December 31, 2014 and 2013. The Company does not anticipate the relationship with SPM will generate any revenue.

Note E – LICENSE FEES EXPENSE - LUCENT AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”).  The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently.  The license granted will continue for the entire unexpired term of Lucent’s patents.  During 2014, the Company paid $6,095 in royalty fees to Lucent compared to $10,536 paid during 2013. The Lucent patents expired in July 2014, and therefore the license agreement with Lucent expired.  The Company is no longer required to make royalty payments to Lucent.

Note F – INCOME TAXES

The Company has incurred net losses since inception, and we have determined that it is more likely than not we will be unable to benefit in the future from the accumulated net operating loss.  Consequently, we have not recorded any U.S. federal or state income tax expense or benefit.  We have not recorded income tax expense or benefit for the fiscal years ending December 31, 2014 or 2013.

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating losses	$7,877,660	$7,682,814
Deferred revenue	65,154	413,649
Charitable contributions	-	510
Depreciation and amortization	-	-
Stock compensation	55,991	54,655
Deferred tax asset	7,998,805	8,151,628

Deferred tax liabilities:
Depreciation and amortization	(4,007)	(4,007)
Unrealized gain	(80,956)	(148,920)
Deferred tax liability	(84,963)	(152,927)

Net deferred tax asset	7,913,842	7,998,701
Less valuation allowance	(7,913,842)	(7,998,701)

Net deferred taxes	$-	$-

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – INCOME TAXES, continued

For the year ended December 31, 2014, a decrease in the valuation allowance of $84,859 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ending December 31, 2014 and 2013, as follows:

	2014	2013
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34)%	(34)%
State income taxes, net of federal tax benefit	(3)%	(3)%
Valuation allowance	37%	37%
Effective tax rate	-	-

The Company has unused net operating loss carry-forwards of approximately $23.2 million that are available to offset future income taxes payable. The net operating losses will begin to expire in 2020.

Based in its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The Company’s evaluation was performed for all tax years, which remain subject to examination and adjustment, by major tax jurisdictions as of December 31, 2014. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2011.

Note G – COMMITMENTS AND CONTINGENCIES

Operating Lease

We do not own any real property.  We lease 350 square feet of office space in Atlanta, Georgia, pursuant to a month-to-month lease dated April 1, 2013. We currently pay base rent in the amount of $600 per month. Our principal executive office is well maintained and is suitable for the business conducted in this location.

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

On February 23, 2015, the FTC notified the Company of its approval, by a vote of 4-1, to accept an Agreement Containing Consent Order (“Agreement”). This Agreement is for settlement purposes only. The Company neither admits nor denies any of the allegations, except as specifically stated in the Agreement. The Company believes the effort to contest this matter with the FTC would require funds greater than the Company has at its disposal.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note G – COMMITMENTS AND CONTINGENCIES, continued

The Agreement will, among other things, bar the Company from claiming that any device detects or diagnoses melanoma or its risk factors, or increases users’ chances of early detection, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. The Agreement also prohibits the Company from making any other misleading or unsubstantiated claims about a device’s health benefits or efficacy, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. Finally, the Company must pay $17,963 to the FTC.

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS

Information about options and warrants outstanding for 2014 and 2013 is summarized below:

Number of Warrants and Options Issued	2014	Weighted Average Exercise Price	2013	Weighted Average Exercise Price

Outstanding beginning of year	13,500,000	$0.050	12,250,000	$0.100
Granted	6,640,000	$0.030	17,750,000	$0.040
Exercised	-	$-	-	$-
Forfeited	-	$-	(8,500,000)	$0.120
Expired un-exercised	(750,000)	$0.080	(8,000,000)	$0.080
Outstanding end of the year	19,390,000	$0.034	13,500,000	$0.050
Exercisable December 31	13,723,335	$0.034	4,750,000	$0.040

December 31, 2014
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.027	3,000,000	8.50	1,000,000	8.50
$0.030	6,640,000	9.50	6,640,000	9.50
$0.036	7,750,000	8.75	4,083,335	8.75
$0.040	1,000,000	3.00	1,000,000	3.00
$0.050	1,000,000	3.00	1,000,000	3.00
Total	19,390,000		13,723,335

As of December 31, 2014, there was $120,175 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1.5 years.  The weighted average remaining life of all outstanding warrants and options at December 31, 2014 are 8.5 years.  The aggregate intrinsic value of all options and warrants outstanding and exercisable as of December 31, 2014 was zero, based on the market closing price of $0.02 on December 31, 2014, less exercise prices.

While no options were issued in 2014, the Company recognizes the cost of options awarded in earlier years over the vesting period.  As a result, stock-based expense included in the 2014 net income consisted of $73,766. Specifically, director option expenses were $33,199 and option expenses related to employees and consultants were $40,567.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

The following table reflects stock-based compensation and expense recorded in 2014 and 2013:

	2014	2013
Director and consultant option expenses	$58,416	$124,889

Employee option expenses	15,350	30,855

Total stock compensation expenses	$73,766	$155,744

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

In connection with his appointment to the Board of Directors in July 2013, on October 21, 2013, Mr. William F. Quirk, Jr. was granted an option to purchase 1,500,000 shares of the Company’s common stock. This option grant is consistent with what has been granted to other board members. The options vest 250,000 shares every six months, have an exercise price of $0.036, and expire on October 21, 2023.

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

Note I - STOCKHOLDERS’ EQUITY

Series B Preferred Stock

During the first quarter of 2009, the Board of Directors authorized the designation of Series B Preferred Stock. The number of shares originally constituting the Series B Preferred Stock was 13,750,000; however, during the fourth quarter of 2009 the Board of Directors authorized the increase in the number of shares constituting the Series B Preferred Stock to 20,625,000. The Company sold to individual investors a total of 19,402,675 shares of Series B Preferred Stock for $1,490,015, net of associated expenses, in 2009.  The Series B Preferred Stock has not been registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

The Series B Preferred Stock was converted into Common Stock of the Company in the fourth quarter of 2014, which was the fifth anniversary of the date of issuance as outlined in the original purchase agreement.

The Series B Preferred Stock accrued dividends at the rate of 10% of the Series B Original Issue Price per year, and was to be satisfied by the fifth anniversary of the issuance of such shares of the Series B Preferred Stock (the “Original Issue Date”) by the Company’s issuance of the number of shares of Common Stock equal to such accrued dividends divided by the average closing price of the Company’s Common Stock as reported on the Over-the-Counter-Bulletin Board or other exchange on which the Company’s Common Stock trades during the prior ten business days or by the payment of cash, as the Company may determine in its sole discretion.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note I – STOCKHOLDERS’ EQUITY, continued

No dividend payment will be made if, after the payment of such dividend, the Company would not be able to pay its debts as they become due in the usual course of business, or if the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved, to satisfy the preferential rights upon the dissolution to shareholders whose preferential rights are superior to those receiving the dividend.

Dividends have been accrued for the Series B Preferred Stock in the amount of $373,346 as of December 31, 2014 and $308,724 as of December 31, 2013. The Company has given the Series B holders the choice of either (1) Common Stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company.  At the period ended December 31, 2014, the entire accrued dividend is recorded as a current liability in the amount of $373,346.

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2013 2,000,000 shares had been issued and the Company received net proceeds of $160,000. As of December 31, 2014 the Company had issued a total of 6,640,000 preferred shares and received total net proceeds of $332,000. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.025 each using the Black Scholes Method.

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

The Series C Preferred Stock may be converted into Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder, so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options. The Shares of Series C Preferred Stock must be converted into Common Stock of the Company either by the demand by the shareholder or at the fifth anniversary of the date of issuance. If the Company were to be dissolved, the Series C Preferred Stock receives preferential treatment over Common Stock.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from the December 31, 2013 to December 31, 2014 is an unrecognized loss of $199,894 for the remaining 86,900 shares held and is classified as other expense under the caption Unrealized Loss on Available for Sale Securities in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The December 31, 2014 fair value of the investment of $362,373 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note J – INVESTMENT IN AVAILABLE FOR SALE SECURITIES, continued

During 2014, the Company sold 113,100 shares of NeoGenomics and received proceeds in the amount of $499,820. These transactions resulted in the Company recognizing a Realized Gain on the Sale of Available for Sale Securities in the accompanying statements of operations in the amount of $338,087 in the current period.

As of December 31, 2014, the Company held 86,900 shares of NeoGenomics stock as compared to 200,000 shares as of December 31, 2013.  The initial 1,360,000 shares were acquired in January 2012 as a result of the NeoGenomics Master License Agreement.

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

At December 31, 2014 we had $7,642 cash on hand along with its NeoGenomics Stock available for sale worth $362,373. As a result, the Company estimates cash will be depleted by the fourth quarter of 2015 if no additional capital raise is undertaken.

The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through its relationship with NeoGenomics, providing services related to those patents, and obtaining additional equity or debt financing.

As a result, the Company is focusing its efforts to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets.  The Company has begun raising capital through the Series C Preferred Stock offering. The Company believes the Series C Preferred Stock offering, along with disciplined expense management, will allow the Company to maintain operations until the fourth quarter 2015. In addition, the Company believes the NeoGenomics relationship will provide revenue the Company in 2016. While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.

