Form 10-Q
period 2015-03-31
HEALTH DISCOVERY CORP
filed 2015-05-15
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 15, 2015

Common Stock, no par value	264,718,989

Series A Preferred Stock	0

Series B Preferred Stock	0

Series C Preferred Stock	6,640,000

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.              Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets
(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash	$108,875	$7,642
Accounts Receivable	-	1,969
Investment in Available For Sale Securities (Note G)	196,140	362,373

Total Current Assets	305,015	371,984

Equipment, Less Accumulated Depreciation of $60,106 and $59,765 as of March 31, 2015 and December 31, 2014, respectively	779	1,120

Other Assets
Patents, Less Accumulated Amortization of $2,847,689 and $2,782,009 as of March 31, 2015 and December 31, 2014, respectively	1,138,105	1,203,785

Total Assets	$1,443,899	$1,576,889

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable - Trade	$319,790	$239,910
Dividends Payable	206,637	373,346
Deferred Revenue	43,388	43,388

Total Current Liabilities	569,815	656,644

Long Term Liabilities
Deferred Revenue	137,394	148,240

Total Liabilities	707,209	804,884

Stockholders’ Equity
Series C Preferred Stock, Convertible, 20,000,000 Shares Authorized,
6,640,000 Issued and Outstanding at March 31, 2015 and December 31, 2014	332,000	332,000
Common Stock, No Par Value, 300,000,000 Shares Authorized
264,718,989 Shares Issued and Outstanding at March 31, 2015
261,384,810 Shares Issued and Outstanding at December 31, 2014	27,239,718	27,055,938
Accumulated Deficit	(26,835,028)	(26,615,933)

Total Stockholders’ Equity	736,690	772,005

Total Liabilities and Stockholders’ Equity	$1,443,899	$1,576,889

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations
(unaudited)

For the Three Months Ended March 31, 2015 and 2014

	2015	2014

Revenues:
Licensing & Development	$10,847	$261,359

Operating Expenses:
Amortization	65,680	65,680
Professional and Consulting Fees	67,633	91,917
Legal Fees	18,317	16,681
Research & Development Fees	13,813	23,438
Compensation	46,757	78,530
Other General and Administrative Expenses	31,980	43,685
Total Operating Expenses	244,180	319,931

Loss From Operations	(233,333)	(58,572)

Other Income (Expense)
Unrealized Loss on Available for Sale Securities (Note G)	(102,026)	(70,800)
Realized Gain on Available for Sale Securities (Note G)	133,957	53,080
Settlement Expense (Note H)	(17,693)	-
Total Other Income (Expense)	14,238	(17,720)

Net Loss	$(219,095)	$(76,292)

Preferred Stock Dividends	-	17,413

Loss Attributable to Common Stockholders	$(219,095)	$(93,705)

Weighted Average Outstanding Shares	264,718,989	252,557,310

Loss Per Share (basic and diluted)	$(0.0008)	$(0.0004)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows
(unaudited)

For the Three Months Ended March 31, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities
Net Loss	$(219,095)	$(76,292)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Stock-based Compensation for Employees	3,837	3,837
Stock-based Compensation for Directors and Consultants	13,234	14,878
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(133,957)	(53,080)
Unrealized Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	102,026	70,800
Depreciation and Amortization	66,021	67,203
Decrease in Accounts Receivable	1,969	19
Decrease in Deferred Revenue	(10,846)	(256,247)
Increase in Accounts Payable – Trade	79,880	11,448
Increase in Accrued Liabilities	-	2,500
Net Cash Used in Operating Activities	(96,931)	(214,934)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	198,164	81,680
Net Cash Provided by Investing Activity	198,164	81,680

Cash Flows From Financing Activities:
Proceeds from Series C Preferred Stock Issuance	-	100,000
Net Cash Provided by Financing Activity	-	100,000

Net Increase (Decrease) in Cash	101,233	(33,254)

Cash, at Beginning of Period	7,642	71,991

Cash, at End of Period	$108,875	$38,737

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited)

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements.  The Company had total unearned revenue of $180,782 as of March 31, 2015.  Unearned revenue of $43,388 is recorded as current and $137,394 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

Stock-based compensation expense included in our net loss for the three months ended March 31, 2015 consisted of $17,071 for stock options granted to directors, officers and advisors. Stock-based compensation expense included in our net loss for the three months ended March 31, 2014 was $18,715.

As of March 31, 2015, there was $103,104 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1.25 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

There were no grants, exercises, forfeitures, or expirations of stock options and warrants for the three months ended March 31, 2015.  As of March 31, 2015, there were 19,390,000 option and warrant shares outstanding with a weighted average exercise price of $0.034.

The following schedule summarizes combined stock option and warrant information as of March 31, 2015:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.027	3,000,000	8.25	1,500,000	8.25
$0.030	6,640,000	9.25	6,640,000	9.25
$0.036	7,750,000	8.50	4,083,335	8.50
$0.040	1,000,000	2.75	1,000,000	2.75
$0.050	1,000,000	2.75	1,000,000	2.75
Total	19,390,000		14,223,335

The weighted average remaining life of all outstanding warrants and options at March 31, 2015 are 8.25 years.  The aggregate intrinsic value of all options and warrants outstanding and exercisable as of March 31, 2015 was zero, based on the market closing price of $0.02 on March 31, 2015, less exercise prices.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,138,105 in patents and patent related costs, net of $2,847,689 in accumulated amortization, at March 31, 2015.

Amortization charged to operations for the three months ended March 31, 2015 and 2014 was $65,680 in both years. Estimated amortization expense for the next four years is $262,720 per year.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

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

Dividends have been accrued for the Series B Preferred Stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) Common Stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company.  For the period ended March 31, 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of Common Stock.  The remaining accrued dividend is recorded as a current liability in the amount of $206,637.

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2014 and March 31, 2015, the Company had issued a total of 6,640,000 preferred shares and received total net proceeds of $332,000. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.025 each using the Black Scholes Method.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2014 to March 31, 2015 was a net gain of $31,931 for the remaining 42,000 shares held and is classified as other income (expense) under the captions Realized and Unrealized (Loss) Gain on Available for Sale Securities in the accompanying statements of operations. The change in fair value from December 31, 2013 to March 31, 2014 was a loss of $17,720 and is classified as other income (expense) under the captions Realized and Unrealized (Loss) Gain on Available for Sale Securities for the three months ended March 31, 2014 in the accompanying statements of operations. The Company classifies its investment as an available for sale security presented on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The March 31, 2015 fair value of the investment of $196,140 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note G – INVESTMENT IN AVAILABLE FOR SALE SECURITIES, continued

As of March 31, 2015, the Company held 42,000 shares of NeoGenomics stock as compared to 86,900 shares as of December 31, 2014.  The initial 1,360,000 shares were acquired in January 2012 as a result of the NeoGenomics Master License Agreement.

Note H – COMMITMENTS AND CONTINGENCIES

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

The Agreement will, among other things, bar the Company from claiming that any device detects or diagnoses melanoma or its risk factors, or increases users’ chances of early detection, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. The Agreement also prohibits the Company from making any other misleading or unsubstantiated claims about a device’s health benefits or efficacy, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. Finally, the Company must pay $17,963 to the FTC. This amount is included in accounts payable in the accompanying balance sheet.

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

Note I – FINANCIAL CONDITION AND GOING CONCERN

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

At March 31, 2015 we had $108,875 cash on hand along with its NeoGenomics Stock available for sale worth $196,140. As a result, the Company estimates cash will be depleted by the fourth quarter of 2015 if no additional capital raise is undertaken.

The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through its relationship with NeoGenomics, providing services related to those patents, and obtaining additional equity or debt financing.

As a result, the Company is focusing its efforts to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. The Company has begun raising capital through the Series C Preferred Stock offering. The Company believes the Series C Preferred Stock offering, along with disciplined expense management, will allow the Company to maintain operations until the fourth quarter 2015. In addition, the Company believes the NeoGenomics relationship will provide revenue to the Company in 2016. While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.

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

Our historical foundation lies in the molecular diagnostics field where we have made a number of discoveries that play a role in developing more personalized approaches to the diagnosis and treatment of certain diseases. However, our Support Vector Machine (“SVM”) assets in particular have broad applicability in many other fields. Intelligently applied, HDC’s pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery.

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

NeoGenomics agreed to use its best efforts to commercialize certain products within one year of the date of the license, subject to two one-year extensions per product if needed, including a “Plasma Prostate Cancer Test”, a “Pancreatic Cancer Test”, a “Colon Cancer Test”, a “Cytogenetic Interpretation System”, and a “Flow Cytometry Interpretation System.”  NeoGenomics has completed both of its one-year extension terms of the license. While those one-year extension terms are complete, the Company and NeoGenomics continue to collaborate on efforts to commercialize the licensed technologies.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics completed Phase I of their research and published the results in 2014.  Additionally, NeoGenomics completed Phase II of their prostate test validation in 2014.  The results were largely the same as those published regarding Phase I.  NeoGenomics is currently conducting a clinical trial for this test. NeoGenomics has announced their expectation is to launch this test in the second half of 2015.

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

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenue

For the three months ended March 31, 2015, revenue was $10,847 compared with $261,359 for the three months ended March 31, 2014.  The revenue earned during the first quarter of 2015 is related to the revenue recognition of the Vermillion settlement and the revenue earned during the first quarter of 2014 is primarily related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended March 31, 2015 and 2014. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $67,633 for the three months ended March 31, 2015, compared with $91,917 for the same 2014 period.  These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees.  The decrease was due to the change in accounting firms. This change resulted in lower accounting fees.

Legal fees increased slightly with fees totaling $18,317 during the three months ended March 31, 2015 and $16,681 during the same period in 2014.  The increase was related to legal costs in the first quarter 2015 related to the Company’s resolution of the FTC matter caused by previous management teams.

Research and development expense was $13,813 for the three months ended March 31, 2015 and $23,438 for the same period in 2014. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $46,757 for the three months ended March 31, 2015 was lower than the $78,530 reported for the comparable 2014 period. The decrease is attributed to the sacrifices made by current management through reduction, or elimination of, compensation in order to preserve cash.

Other general and administrative expense decreased to $31,980 for the three months ended March 31, 2015, compared to $43,685, for the same period in 2014.  This decrease principally was due to a reduction in all non-essential costs by the new leadership beginning in August 2013.

Loss from Operations

The loss from operations for the three months ended March 31, 2015 was $233,333, compared to $58,572 for the three months ended March 31, 2014. The increase was due to the reduction in revenue recognized, specifically the revenue from the NeoGenomics license.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the three month period ended March 31, 2015, the change in the NeoGenomics stock fair value increased by $31,931, which is recorded as other income (expense) in the statements of operations. During the same three month period in 2014, the change in the NeoGenomics stock fair value decreased by $17,720.

As a result of the settlement with the FTC over actions by previous management, the Company recognized a settlement expense of $17,693 during the first quarter 2015.

Net Loss

The net loss for the three months ended March 31, 2015 was $219,095, compared to net loss of $76,292 for the three months ended March 31, 2014.  The increase was due primarily to the expiration of the revenue recognition related to the NeoGenomics license.

The loss attributable to common shareholders was $219,095 for the three months ended March 31, 2015 compared to a loss of $93,705 in the three months ended March 31, 2014. This significant change is related to the treatment of the NeoGenomics license revenue recognition, which occurred in the three-month period, ended March 31, 2015.

Loss per share was $0.0008 for the three-month period ended March 31, 2015 compared to loss per share of $0.0004 for the quarterly period ended March 31, 2014.

Liquidity and Capital Resources

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

At March 31, 2015, the Company had $108,875 in cash and total current liabilities of $569,815. The primary amount of current liabilities relates to $526,427 in dividends payable and accounts payable. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. At March 31, 2015, the Company had NeoGenomics Stock available for sale worth $196,140. Although the NeoGenomics Stock has increased in value since the initial acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result we will not have sufficient resources to meet all of our current obligations unless the Company is able to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. None of these options are definitive and there is no guarantee the Company will be successful in these fund raising efforts. As a result, the Company estimates cash will be depleted by the fourth quarter of 2015 if no additional capital raise is undertaken.

The Company has relied primarily on equity and debt financing for liquidity.  The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through licensing its patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing.  The Company has been unable to generate significant revenue, as further described above.  As a result, the Company has implemented a cash conservation program. Specifically, the Company has eliminated several highly compensated former employees and consultants.  The new management team has significantly reduced their compensation.  Our Interim Chief Executive Officer, who receives no salary or compensation for his work on behalf of the Company, leads this effort.  This effort has reduced the monthly expenditures or “burn rate”.

HEALTH DISCOVERY CORPORATION

 Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2014.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

  Not Applicable.

Item 4.     Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended March 31, 2015, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2014 due to an inadequate segregation of duties resulting from our small number of employees.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

  None.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Health Discovery Corporation
Registrant

Date: May 15, 2015	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Interim Chief Executive Officer, Principal Financial
Officer, and Principal Accounting Officer

