Form 10-Q
period 2015-06-30
HEALTH DISCOVERY CORP
filed 2015-08-14
CIK 1141788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐

(do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of August 14, 2015

Common Stock, no par value	264,718,989

Series A Preferred Stock	0

Series B Preferred Stock	0

Series C Preferred Stock	30,000,000

ii

iii

PART I — FINANCIAL INFORMATION

Item        1. Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$30,325	$7,642
Accounts Receivable	-	1,969
Investment in Available For Sale Securities (Note G)	129,564	362,373

Total Current Assets	159,889	371,984

Equipment, Less Accumulated Depreciation of $60,301 and $59,765 as of June 30, 2015 and December 31, 2014, respectively	584	1,120

Other Assets
Patents, Less Accumulated Amortization of $2,913,369 and $2,782,009 as of June 30, 2015 and December 31, 2014, respectively	1,072,425	1,203,785

Total Assets	$1,232,898	$1,576,889

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable - Trade	$274,993	$239,910
Dividends Payable	206,637	373,346
Deferred Revenue	43,388	43,388

Total Current Liabilities	525,018	656,644

Long Term Liabilities
Deferred Revenue	126,547	148,240

Total Liabilities	651,565	804,884

Stockholders' Equity
Series C Preferred Stock, Convertible, 30,000,000 Shares Authorized, 11,066,667 Issued and Outstanding at June 30, 2015 6,640,000 Issued and Outstanding at December 31, 2014	332,000	332,000
Common Stock, No Par Value, 300,000,000 Shares Authorized 264,718,989 Shares Issued and Outstanding at June 30, 2015 261,384,810 Shares Issued and Outstanding at December 31, 2014	27,256,787	27,055,938
Accumulated Deficit	(27,007,454)	(26,615,933)

Total Stockholders' Equity	581,333	772,005

Total Liabilities and Stockholders' Equity	$1,232,898	$1,576,889

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues:
Licensing & Development	$10,857	$256,295	$21,704	$517,654

Operating Expenses:
Amortization	65,680	65,680	131,360	131,360
Professional and Consulting Fees	30,778	25,798	98,411	117,715
Legal Fees	10,040	17,698	28,357	34,379
Research & Development Fees	9,000	23,887	22,813	47,325
Compensation	47,582	60,826	94,337	139,356
Other General and Administrative Expenses	51,230	50,556	83,210	94,241
Total Operating Expenses	214,310	244,445	458,488	564,376

(Loss) Income From Operations	(203,453)	11,850	(436,784)	(46,722)

Other Income (Expense)
Unrealized Loss on Available for Sale Securities (Note G)	(40,763)	(74,250)	(142,789)	(145,050)
Realized Gain on Available for Sale Securities (Note G)	71,788	49,486	205,745	102,566
Settlement Expense (Note H)	-	-	(17,693)	-
Total Other Income (Expense)	31,025	(24,764)	45,263	(42,484)

Net Loss	(172,428)	(12,914)	(391,521)	(89,206)

Preferred Stock Dividends	-	17,607	-	35,020

Net Loss Attributable to Common Stockholders	$(172,428)	$(30,521)	$(391,521)	$(124,226)

Weighted Average Outstanding Shares	264,718,989	252,557,310	264,718,989	252,557,310

Loss Per Share (basic and diluted)	$(0.0007)	$(0.0001)	$(0.0015)	$(0.0005)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities
Net Loss	$(391,521)	$(89,206)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based Compensation for Employees	7,674	7,675
Stock-based Compensation for Directors and Consultants	26,466	29,756
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(205,745)	(102,566)
Unrealized Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	142,789	145,050
Depreciation and Amortization	131,896	133,984
Decrease in Accounts Receivable	1,969	80
Decrease in Deferred Revenue	(21,693)	(512,494)
Increase in Accounts Payable – Trade	35,083	23,026
Net Cash Used in Operating Activities	(273,082)	(364,695)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	295,765	166,916
Net Cash Provided by Investing Activity	295,765	166,916

Cash Flows From Financing Activities:
Proceeds from Series C Preferred Stock Issuance	-	147,000
Net Cash Provided by Financing Activity	-	147,000

Net Increase (Decrease) in Cash	22,683	(50,779)

Cash, at Beginning of Period	7,642	71,991

Cash, at End of Period	$30,325	$21,212

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements. The Company had total unearned revenue of $169,935 as of June 30, 2015. Unearned revenue of $43,388 is recorded as current and $126,547 is classified as long-term.

Note C - NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, the calculation of diluted per share amounts would create an anti-dilutive result and therefore is not presented.

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and six months ended June 30, 2015 consisted of $17,071 and $34,140 respectively, for stock options granted to directors, officers and advisors. Stock-based expense included in our net loss for the three months and six months ended June 30, 2014 was $18,716 and $37,431 respectively.

As of June 30, 2015, there was $86,033 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1.25 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

There were no grants, exercises, forfeitures, or expirations of stock options and warrants for the three and six month period ended June 30, 2015. As of June 30, 2015, there were 23,816,667 option and warrant shares outstanding with a weighted average exercise price of $0.034.

The following schedule summarizes combined stock option and warrant information as of June 30, 2015:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.027	3,000,000	8.00	1,500,000	8.00
$0.030	11,066,667	9.00	11,066,667	9.00
$0.036	7,750,000	8.25	5,000,000	8.25
$0.040	1,000,000	2.50	1,000,000	2.50
$0.050	1,000,000	2.50	1,000,000	2.50
Total	23,816,667		19,566,667

The weighted average remaining life of all outstanding warrants and options at June 30, 2015 are 8 years. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of June 30, 2015 was zero, based on the market closing price of $0.02 on June 30, 2015, less exercise prices.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $1,072,425 in patents and patent related costs, net of $2,913,369 in accumulated amortization, at June 30, 2015.

Amortization charged to operations for the three months and six months ended June 30, 2015 and 2014 was $65,680 and $131,360 in both years. Estimated amortization expense for the next four years is $262,720 per year.

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

Dividends have been accrued for the Series B Preferred Stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) Common Stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company. During the first quarter of 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of Common Stock. The remaining accrued dividend is recorded as a current liability in the amount of $206,637 as of June 30, 2015.

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2014 and June 30, 2015, the Company had issued a total of 6,640,000 and 11,066,667 preferred shares respectfully and received total net proceeds of $332,000. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.025 each using the Black Scholes Method.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2014 to June 30, 2015 was a net gain of $62,956 for the remaining 23,949 shares held and is classified as other income (expense) under the captions Realized and Unrealized (Loss) Gain on Available for Sale Securities in the accompanying statements of operations. The change in fair value from December 31, 2013 to June 30, 2014 was a loss of $42,484 and is classified as other income (expense) under the captions Realized and Unrealized (Loss) Gain on Available for Sale Securities for the six months ended June 30, 2014 in the accompanying statements of operations. The Company classifies its investment as an available for sale security and the fair value is considered a Level 1 investment in the fair value hierarchy. The June 30, 2015 fair value of the investment of $129,564 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period. As of June 30, 2015, the Company held 23,949 shares of NeoGenomics stock as compared to 86,900 shares as of December 31, 2014.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

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

The Agreement does, among other things, bar the Company from claiming that any device detects or diagnoses melanoma or its risk factors, or increases users’ chances of early detection, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. The Agreement also prohibits the Company from making any other misleading or unsubstantiated claims about a device’s health benefits or efficacy, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. Finally, the Company was required to pay $17,963 to the FTC, which was accrued during the three month period ended March 31, 2015. This amount is included as Settlement Expense in the accompanying statements of operations.

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

Note I – FINANCIAL CONDITION

We have prepared our financial statements on a "going concern" basis, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

Our ability to continue as a going concern is dependent upon our licensing arrangements with third parties, achieving profitable operations, obtaining additional financing and successfully bringing our technologies to the market. The successful outcome of these matters cannot be predicted at this time. Our financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that might be necessary should we be unable to continue in business.

At June 30, 2015, we had $30,325 cash on hand along with NeoGenomics Stock available for sale worth $129,564. The Company's plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through its relationship with NeoGenomics, providing services related to those patents, and obtaining additional equity or debt financing.

As a result, the Company is focusing its efforts to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. In addition, prior to the beginning of this year, the Company began raising capital through the Series C Preferred Stock offering. The Series C Preferred offering was subsequently completed in August 2015, as discussed below in Note J. Therefore, the Company believes we have sufficient cash to continue operations through 2016.

The Company believes the Series C Preferred Stock offering, along with disciplined expense management, will allow the Company to maintain operations through 2016. While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.

Note J – SUBSEQUENT EVENTS

The Series C Preferred Stock offering was fully subscribed and completed in August 2015. As a result, the Company received $568,000 in addition to the $332,000 received previously in 2015 for a total of $900,000.

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

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics completed Phase I of their research and published the results in 2014. Additionally, NeoGenomics completed Phase II of their prostate test validation in 2014. The results were largely the same as those published regarding Phase I. NeoGenomics is currently conducting a clinical trial for this test. NeoGenomics has announced their expectation is to launch this test in 2016.

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

On June 16, 2015, SVM Capital joined Manifold Partners, LLC (“ Manifold Partners”) as a partner. Manifold Partners is a San Francisco-based multi-strategy portfolio management firm specializing in quantitative investment methodologies. This new collaboration will be known as Manifold Vector. SVM Capital specializes in the application of an artificial intelligence technique to investment strategies. SVM Capital has developed mathematical algorithms to rank-order S&P 500 stocks to determine investment desirability, including long and short equity positions. Importantly, only fundamental corporate data is analyzed, which Manifold Partners believes to be unique in the quantitative investment field. This technology is an outgrowth of the machine learning techniques created the Company.

A thorough exposition of SVM Capital may be found on the appropriate link in HDC's web page.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenue

For the three months ended June 30, 2015, revenue was $10,857 compared with $256,295 for the three months ended June 30, 2014. The revenue earned during the second quarter of 2015 is related to the revenue recognition of the Vermillion settlement and the revenue earned during the second quarter of 2014 is primarily related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended June 30, 2015 and 2014. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $30,778 for the three months ended June 30, 2015, compared with $25,798 for the same 2014 period. These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees. The increase was due to higher patent filing fees.

Legal fees decreased slightly with fees totaling $10,040 during the three months ended June 30, 2015 and $17,698 during the same period in 2014. The decrease was related to elimination of legal costs incurred in the second quarter 2014 related to the Company’s resolution of the FTC matter.

Research and development expense was $9,000 for the three months ended June 30, 2015 and $23,887 for the same period in 2014. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $47,582 for the three months ended June 30, 2015 was lower than the $60,826 reported for the comparable 2014 period. The decrease is attributed to the sacrifices made by current management through reduction, or elimination of, compensation in order to preserve cash.

Other general and administrative expense remained flat at $51,230 for the three months ended June 30, 2015, compared to $50,556, for the same period in 2014. This expense remains much lower than earlier periods principally due to a reduction in all non-essential costs by the new leadership beginning in August 2013.

Loss / Income from Operations

The loss from operations for the three months ended June 30, 2015 was $203,453, compared to income of $11,850 for the three months ended June 30, 2014. The loss was due to the reduction in revenue recognized, specifically the revenue from the NeoGenomics license.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the three month period ended June 30, 2015, the change in the NeoGenomics stock fair value increased by $31,025, which is recorded as other income (expense) in the statements of operations. During the same three month period in 2014, the change in the NeoGenomics stock fair value decreased by $24,764.

Net Loss

The net loss for the three months ended June 30, 2015 was $172,428, compared to net loss of $12,914 for the three months ended June 30, 2014. The increase was due primarily to the expiration of the revenue recognition related to the NeoGenomics license.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

The loss attributable to common shareholders was $172,428 for the three months ended June 30, 2015 compared to a loss of $30,521 in the three months ended June 30, 2014. This significant change is related to the expiration of the NeoGenomics license revenue recognition, which occurred in the three-month period ended June 30, 2014.

Loss per share was $0.0007 for the three-month period ended June 30, 2015 compared to loss per share of $0.0001 for the quarterly period ended June 30, 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenue

For the six months ended June 30, 2015, revenue was $21,704 compared with $517,654 for the six months ended June 30, 2014. Revenue is recognized for licensing and development fees over the period earned. The revenue earned is almost entirely related to the licensing revenue recognition for the NeoGenomics License. The revenue recognition expired in 2014.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2015 and 2014. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $98,411 for the six months ended June 30, 2015 compared with $117,715 for the same 2014 period. The decrease was due to the elimination or reduction of professional services provided to the Company.

Legal fees totaled $28,357 during the six months ended June 30, 2015 compared to $34,379 during the same period in 2014. The reduction was related to legal costs in the first half 2014 pertaining to the Company’s matter with the FTC.

Research and Development fees were $22,813 for the six months ended June 30, 2015 and $47,325 for the same period in 2014. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $94,337 for the six months ended June 30, 2015 was less than the $139,356 reported for the comparable 2014 period. The decrease is attributed to the sacrifices made by current management through reduction, or elimination of, compensation in order to preserve cash.

Other general and administrative expenses decreased to $83,210 for six months ended June 30, 2015 compared to $94,241 in 2014. This decrease was due to the reduction in all non-essential costs by the new leadership beginning in August 2013.

Loss from Operations

The loss from operations for the six months ended June 30, 2015 was $436,784 compared to $46,722 for the period ended June 30, 2014. The increased loss was due to the reduction in revenue recognized, specifically the revenue from the NeoGenomics license.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the six month period ending June 30, 2015, the NeoGenomics stock fair value increased by $62,956, which is recorded as other income in the statements of operations. During the same period in 2014, the NeoGenomics stock decreased by $42,484. As a result of the settlement with the FTC over actions by previous management, the Company recognized a settlement expense of $17,693 during the first quarter 2015.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Net Loss

The net loss for the six months ended June 30, 2015 was $391,521 compared to $89,206 for the six months ended June 30, 2014. The increased net loss was due to the reduction in revenue recognized, specifically the revenue from the NeoGenomics license.

The net loss attributable to common shareholders was $391,521 for the six months ended June 30, 2015 compared to $124,226 in the six months ended June 30, 2014.

Net loss per share was $0.0015 for the six-month period ended June 30, 2015 and $0.0005 for the six-month period ended June 30, 2014.

Liquidity and Capital Resources

We have prepared our financial statements on a "going concern" basis, which presumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

Our ability to continue as a going concern is dependent upon our licensing arrangements with third parties, achieving profitable operations, obtaining additional financing and successfully bringing our technologies to the market. The successful outcome of these matters cannot be predicted at this time. Our financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that might be necessary should we be unable to continue in business.

At June 30, 2015, we had $30,325 cash on hand along with NeoGenomics Stock available for sale worth $129,564. The Company's plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through its relationship with NeoGenomics, providing services related to those patents, and obtaining additional equity or debt financing.

As a result, the Company is focusing its efforts to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. In addition, prior to the beginning of this year, the Company began raising capital through the Series C Preferred Stock offering. The Series C Preferred offering was subsequently completed in August 2015. In addition, the Company believes the NeoGenomics relationship will provide revenue to the Company in 2016. Therefore, The Company believes the Series C Preferred Stock offering, along with disciplined expense management, will allow the Company to maintain operations through 2016.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended June 30, 2015, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

HEALTH DISCOVERY CORPORATION

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

Health Discovery Corporation
Registrant

Date: August 14, 2015	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Interim Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

