Form 10-Q
period 2015-09-30
HEALTH DISCOVERY CORP
filed 2015-11-16
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 16, 2015

Common Stock, no par value	268,718,989

Series A Preferred Stock	0

Series B Preferred Stock	0

Series C Preferred Stock	30,000,000

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$506,551	$7,642
Accounts Receivable	-	1,969
Investment in Available For Sale Securities (Note G)	104,434	362,373

Total Current Assets	610,985	371,984

Equipment, Less Accumulated Depreciation of $60,496 and $59,765 as of September 30, 2015 and December 31, 2014, respectively	389	1,120

Other Assets
Patents, Less Accumulated Amortization of $2,979,048 and $2,782,009 as of September 30, 2015 and December 31, 2014, respectively	1,006,746	1,203,785

Total Assets	$1,618,120	$1,576,889

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable - Trade	$19,768	$239,910
Dividends Payable	206,637	373,346
Deferred Revenue	43,388	43,388

Total Current Liabilities	269,793	656,644

Long Term Liabilities
Deferred Revenue	115,699	148,240

Total Liabilities	385,492	804,884

Stockholders' Equity
Series C Preferred Stock, Convertible, 30,000,000 Shares Authorized, 30,000,000 Issued and Outstanding at September 30, 2015 6,640,000 Issued and Outstanding at December 31, 2014	900,000	332,000
Common Stock, No Par Value, 300,000,000 Shares Authorized 268,718,989 Shares Issued and Outstanding at September 30, 2015 261,384,810 Shares Issued and Outstanding at December 31, 2014	27,393,858	27,055,938
Accumulated Deficit	(27,061,230)	(26,615,933)

Total Stockholders' Equity	1,232,628	772,005

Total Liabilities and Stockholders' Equity	$1,618,120	$1,576,889

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues:
Licensing & Development	$12,050	$256,247	$33,754	$773,901

Operating Expenses:
Amortization	65,680	65,679	197,039	197,039
Professional and Consulting Fees	30,965	26,985	129,377	144,700
Legal Fees	9,000	14,792	37,357	49,171
Research & Development Fees	9,000	23,438	31,813	70,763
Compensation	48,328	62,955	142,665	202,311
Other General and Administrative Expenses	33,633	35,562	116,843	129,803
Total Operating Expenses	196,606	229,411	655,094	793,787

(Loss) Income From Operations	(184,556)	26,836	(621,340)	(19,886)

Other Income (Expense)
Unrealized Gain (Loss) on Available for Sale Securities (Note G)	(17,917)	87,431	(160,706)	(57,619)
Realized Gain on Available for Sale Securities (Note G)	27,192	192,783	232,937	295,349
Forgiveness on Payables (Note H)	121,503	-	121,503	-
Settlement Expense	-	-	(17,693)	-
Total Other Income	130,778	280,214	176,041	237,730

Net (Loss) Income	(53,778)	307,050	(445,299)	$217,844

Preferred Stock Dividends	-	17,800	-	52,820

Net (Loss) Earnings Attributable to Common Stockholders	$(53,778)	$289,250	$(445,299)	$165,024

Weighted Average Outstanding Shares – basic and diluted	266,052,322	252,557,310	265,163,433	252,557,310

(Loss) Earnings Per Share – basic and diluted	$(0.0001)	$0.0011	$(0.0017)	$0.0007

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities
Net (Loss) Income	$(445,299)	$217,844
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Stock-based Compensation for Employees	11,512	11,511
Stock-based Compensation for Directors and Consultants	39,700	44,634
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option	(232,937)	(295,349)
Unrealized Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option	160,706	57,619
Depreciation and Amortization	197,770	200,766
Decrease in Accounts Receivable	1,969	80
Decrease in Deferred Revenue	(32,541)	(768,741)
Decrease in Accounts Payable – Trade	(98,639)	(3,449)
Forgiveness on Accounts Payable – Trade	(121,503)	-
Increase in Available for Sale Securities	(1,294)	-
Decrease in Accrued Liabilities	-	(2,500)
Net Cash Used in Operating Activities	(520,556)	(537,585)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities	331,465	437,448
Net Cash Provided by Investing Activity	331,465	437,448

Cash Flows From Financing Activities:
Proceeds from Common Stock Issuance	120,000	-
Proceeds from Series C Preferred Stock Issuance	568,000	147,000
Net Cash Provided by Financing Activity	688,000	147,000

Net Increase in Cash	498,909	46,863

Cash, at Beginning of Period	7,642	71,991

Cash, at End of Period	$506,551	$118,854

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements. The Company had total unearned revenue of $159,087 as of September 30, 2015. Unearned revenue of $43,388 is recorded as current and $115,699 is classified as long-term.

Note C - NET (LOSS) INCOME PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

Due to the net loss for the three and nine month periods ended September 30, 2015, the calculation of diluted per share amounts would create an anti-dilutive result and therefore are not presented in the following table.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note C - NET (LOSS) INCOME PER SHARE, continued

The following is an analysis of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Basic:
Net income attributable to common shareholders	$289,250	$165,024
Basic weighted average common shares outstanding	252,557,310	252,557,310
Basic earnings per common share	$0.0001	$0.0001

Diluted:
Net income attributable to common shareholders	$289,250	$165,024
Basic weighted average common shares outstanding	252,557,310	252,557,310

Effect of dilutive securities:
Conversion of options and warrants	-	-
Conversion of preferred shares to common shares	-	-
Diluted weighted average common shares outstanding	252,557,310	252,557,310
Diluted earnings per common share	$0.0001	$0.0001

During the three and nine month periods ended September 30, 2014, 18,890,000 outstanding stock options and warrants were not included in the computation of diluted earnings per common share because to do so would have an antidilutive effect due to the fact that the strike prices were higher than the market price for the Company’s common stock. In addition, for the three and nine month periods ended September 30, 2014, 14,967,500 in convertible preferred stock was not included in the diluted earnings per common share calculation because to do so would have had an antidilutive effect due to the fact that the strike prices were higher than the market price for the Company’s common stock.

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and nine months ended September 30, 2015 consisted of $17,071 and $51,212, respectively, for stock options granted to officers and directors. Stock-based expense included in our net income for the three months and nine months ended September 30, 2014 consisted of $18,714 and $56,145, respectively, for stock options granted to officers and directors.

As of September 30, 2015, there was $68,962 of unrecognized cost related to stock option grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1.0 year.

There were no grants, exercises, forfeitures or expirations of stock options for the three and nine month periods ended September 30, 2015. There were grants of warrants relating to the issuance of Series C Preferred Stock and Common Stock during the three month period ended September 30, 2015. As of September 30, 2015, there were 46,750,000 option and warrant shares outstanding with a weighted average exercise price of $0.032.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note D – STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS, continued

The following schedule summarizes combined stock option and warrant information for the nine months ended September 30, 2015.

	Option and Warrant Shares	Weighted Average Exercise Price
Outstanding, December 31, 2014	19,390,000	$0.034

Granted	27,360,000	0.030
Exercised	-	-
Forfeited	-	-
Expired un-exercised	-	-
Outstanding, September 30, 2015	46,750,000	$0.032

The following schedule summarizes combined stock option and warrant information as of September 30, 2015:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$ 0.027	3,000,000	7.75	2,000,000	7.75
$ 0.030	34,000,000	8.75	34,000,000	8.75
$ 0.036	7,750,000	8.00	5,000,000	8.00
$ 0.040	1,000,000	2.25	1,000,000	2.25
$ 0.050	1,000,000	2.25	1,000,000	2.25
Total	46,750,000		43,000,000

The weighted average remaining life of all outstanding warrants and options at September 30, 2015 is 7.75 years. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of September 30, 2015 was zero, based on the market closing price of $0.026 on September 30, 2015, less exercise prices.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are capitalized as patent assets. The Company has recorded as other assets $1,006,746 in patents and patent related costs, net of $2,979,048 in accumulated amortization, at September 30, 2015.

Amortization charged to operations for the three months and nine months ended September 30, 2015 was $65,680 and $197,039, respectively. For the three months and nine months ended September 30, 2014, amortization charged to operations was $65,679 and $197,039, respectively. Estimated amortization expense for the next four years is $262,720 per year.

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

Dividends have been accrued for the Series B Preferred Stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) Common Stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company. During the first quarter of 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of Common Stock. The remaining accrued dividend is recorded as a current liability in the amount of $206,637 as of September 30, 2015.

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2014 and September 30, 2015, the Company had issued a total of 6,640,000 and 30,000,000 preferred shares, respectively. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000, of which $568,000 was received in the period ended September 30, 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.025 each using the Black Scholes Method.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note G – INVESTMENT IN AVAILABLE FOR SALE SECURITIES, continued

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2014 to September 30, 2015 was a net gain of $72,231 for the remaining 18,000 shares held and is classified as other income (expense) under the captions Realized and Unrealized (Loss) Gain on Available for Sale Securities in the accompanying statements of operations. The change in fair value from December 31, 2013 to September 30, 2014 was a net gain of $237,730 and is classified as other income (expense) under the captions Realized and Unrealized (Loss) Gain on Available for Sale Securities for the nine months ended September 30, 2014 in the accompanying statements of operations. The Company classifies its investment as an available for sale security and the fair value is considered a Level 1 investment in the fair value hierarchy. The September 30, 2015 fair value of the investment of $104,434 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period. As of September 30, 2015, the Company held 18,000 shares of NeoGenomics stock as compared to 86,900 shares as of December 31, 2014.

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

The Agreement does, among other things, bar the Company from claiming that any device detects or diagnoses melanoma or its risk factors, or increases users’ chances of early detection, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. The Agreement also prohibits the Company from making any other misleading or unsubstantiated claims about a device’s health benefits or efficacy, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. Finally, the Company was required to pay $17,693 to the FTC, which was accrued during the three month period ended March 31, 2015. This amount is included as Settlement Expense in the accompanying statements of operations.

The Company’s balance sheet for the year ended December 31, 2014 reflected an accrued liability of approximately $239,910 for professional services.  In an effort to conserve cash, the Company worked with several of the vendors regarding a portion of this amount by negotiating with the service providers regarding potential reduction of the amount billed. During the quarter ended September 30, 2015, the Company and the service providers negotiated the amounts owed and as a result, the Company recorded a decrease in accounts payables of $121,503.

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

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

At September 30, 2015, we had $506,551 cash on hand along with stock available for sale worth $104,434. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through its relationship with NeoGenomics, providing services related to those patents, selling its NeoGenomics stock, and obtaining additional equity or debt financing.

As a result, the Company focused its efforts to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets.  In addition, prior to the beginning of this year, the Company began raising capital through the Series C Preferred Stock offering. The Series C Preferred Stock offering was fully subscribed and completed in August 2015. As a result, the Company received $568,000 in 2015 in addition to the $332,000 received in prior years for a total of $900,000.

The Company believes the funds received from the Series C Preferred Stock offering, along with disciplined expense management, will allow the Company to maintain operations through 2016. While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called SVM and Fractal Genomic Modeling (“FGM”), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by over 60 patents that have been issued or are currently pending around the world.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

If NeoGenomics has not generated $5.0 million of  revenue for Health Discovery Corporation from products, services and sublicensing arrangements by January 2017, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions.

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

On June 16, 2015, SVM Capital joined Manifold Partners, LLC (“Manifold Partners”) as a partner. Manifold Partners is a San Francisco-based multi-strategy portfolio management firm specializing in quantitative investment methodologies. This new collaboration will be known as Manifold Vector. SVM Capital specializes in the application of an artificial intelligence technique to investment strategies. SVM Capital has developed mathematical algorithms to rank-order S&P 500 stocks to determine investment desirability, including long and short equity positions. Importantly, only fundamental corporate data is analyzed, which Manifold Partners believes to be unique in the quantitative investment field. This technology is an outgrowth of the machine learning techniques created the Company. A thorough exposition of SVM Capital may be found on the appropriate link in HDC's web page.

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

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenue

For the three months ended September 30, 2015, revenue was $12,050 compared with $256,247 for the three months ended September 30, 2014. The revenue earned during the third quarter of 2015 is related to the revenue recognition of the Vermillion settlement and the revenue earned during the third quarter of 2014 is primarily related to the licensing revenue recognition for the NeoGenomics License.

Operating and Other Expenses

Amortization expense was $65,680 for the three months ended September 30, 2015 and $65,679 for the three months ended September 30, 2014. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $30,965 for the three months ended September 30, 2015, compared with $26,985 for the same 2014 period. These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees. The increase was due to higher patent filing fees.

Legal fees decreased over the three-month period with fees totaling $9,000 during the three months ended September 30, 2015 and $14,792 during the same period in 2014. The decrease was related to elimination of legal costs incurred in the second quarter 2014 related to the Company’s resolution of the FTC matter.

Research and development expense was $9,000 for the three months ended September 30, 2015, and $23,438 for the same period in 2014. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $48,328 for the three months ended September 30, 2015 was lower than the $62,955 reported for the comparable 2014 period. The decrease is attributed to the sacrifices made by current management through reduction, or elimination of, compensation in order to preserve cash.

Other general and administrative expense decreased to $33,633 for the three months ended September 30, 2015, compared to $35,562, for the same period in 2014. This expense remains lower than earlier periods principally due to a reduction in all non-essential costs by the new leadership beginning in August 2013.

Loss / Income from Operations

The loss from operations for the three months ended September 30, 2015 was $184,556, compared to income from operations of $26,836 for the three months ended September 30, 2014. The loss was due to the reduction in revenue recognized, specifically the revenue from the NeoGenomics license.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the three month period ended September 30, 2015, the change in the NeoGenomics stock fair value increased by $9,275, which is recorded as other income (expense) in the statements of operations. During the same three month period in 2014, the change in the NeoGenomics stock fair value increased by $280,214.

As previously discussed in Note H to the financial statements, the Company negotiated a reduction of amounts owed with certain service providers. As a result, the Company realized an increase in other income and expense (forgiveness on payables) of $121,503.

Net Loss / Income

The net loss for the three months ended September 30, 2015 was $53,778, compared to net income of $307,050 for the three months ended September 30, 2014. The change was due primarily to the expiration of the revenue recognition related to the NeoGenomics license and the gain on available for sale securities.

The loss attributable to common shareholders was $53,778 for the three months ended September 30, 2015 compared to income of $289,250 in the three months ended September 30, 2014. This significant change is related to the expiration of the NeoGenomics license revenue recognition, which occurred in the three-month period ended September 30, 2014, and the gain on available for sale securities.

Basic and diluted loss per share was $0.0001 for the three-month period ended September 30, 2015 compared to earnings per share of $0.0011 for the quarterly period ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenue

For the nine months ended September 30, 2015, revenue was $33,754 compared with $773,901 for the nine months ended September 30, 2014. Revenue is recognized for licensing and development fees over the period earned. The revenue earned is almost entirely related to the licensing revenue recognition for the NeoGenomics License, which expired in 2014.

Operating and Other Expenses

Amortization expense was $197,039 for both the nine months ended September 30, 2015 and 2014. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $129,377 for the nine months ended September 30, 2015 compared with $144,700 for the same 2014 period. The decrease was due to the elimination or reduction of professional services provided to the Company.

Legal fees totaled $37,357 during the nine months ended September 30, 2015 compared to $49,171 during the same period in 2014. The reduction was related to legal costs in 2014 pertaining to the Company’s matter with the FTC.

Research and Development fees were $31,813 for the nine months ended September 30, 2015 and $70,763 for the same period in 2014. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $142,665 for the nine months ended September 30, 2015 was less than the $202,311 reported for the comparable 2014 period. The decrease is attributed to the sacrifices made by current management through reduction, or elimination of, compensation in order to preserve cash.

Other general and administrative expenses decreased to $116,843 for the nine months ended September 30, 2015 compared to $129,803 in 2014. This decrease was due to the reduction in all non-essential costs by the new leadership beginning in August 2013.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Loss from Operations

The loss from operations for the nine months ended September 30, 2015 was $621,340 compared to $19,886 for the comparable period ended September 30, 2014. The increased loss was due to the reduction in revenue recognized, specifically the revenue from the NeoGenomics license.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the nine month period ended September 30, 2015, the NeoGenomics stock fair value increased by $72,231, which is recorded as other income in the statements of operations. During the same period in 2014, the NeoGenomics stock increased by $237,730.

As previously discussed in Note H to the financial statements, the Company negotiated a reduction of amounts owed with certain service providers. As a result, the Company realized an increase in other income and expense (forgiveness of payables) of $121,503.

As a result of the settlement with the FTC over actions by previous management, the Company recognized a settlement expense of $17,693 during the first quarter 2015.

Net Loss / Income

The net loss for the nine months ended September 30, 2015 was $445,299 compared to net income of $217,844 for the nine months ended September 30, 2014. This reversal from a net income to a net loss was due to the reduction in revenue recognized, specifically the revenue from the NeoGenomics license.

The net income attributable to common shareholders was $445,299 for the nine months ended September 30, 2015 compared to a net income of $165,024 in the nine months ended September 30, 2014.

Basic and diluted loss per share was $0.0017 for the nine-month period ended September 30, 2015 compared to earnings per share of $0.0007 for the nine month period ended September 30, 2014.

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

At September 30, 2015, we had $506,551 of cash on hand along with stock available for sale worth $104,434. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through its relationship with NeoGenomics, providing services related to those patents, selling its NeoGenomics Stock, and obtaining additional equity or debt financing.

As a result, the Company is focusing its efforts to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets.  In addition, prior to the beginning of this year, the Company began raising capital through the Series C Preferred Stock offering. The Series C Preferred offering was subsequently completed in August 2015. In addition, the Company believes the NeoGenomics relationship will provide revenue to the Company in 2016, though no assurances to this effect can be made at this time. Therefore, the Company believes the Series C Preferred Stock offering, along with disciplined expense management, will allow the Company to maintain operations through 2016.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended September 30, 2015, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2014 and September 30, 2015, the Company had issued a total of 6,640,000 and 30,000,000 preferred shares, respectively. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000, of which $568,000 was received in the period ended September 30, 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.025 each using the Black Scholes Method.

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

Health Discovery Corporation
Registrant

Date: November 16, 2015	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Interim Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

