Form 10-K
period 2015-12-31
HEALTH DISCOVERY CORP
filed 2016-03-30
CIK 1141788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2015 was $5,294,380.

As of March 30, 2016, there were 268,718,989 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding and 30,000,000 shares of Series C Preferred Stock outstanding.

HEALTH DISCOVERY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2015

ii

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

Our historical foundation lies in the molecular diagnostics field where we have made a number of discoveries that may play a role in developing more personalized approaches to the diagnosis and treatment of certain diseases. However, our Support Vector Machines (“SVM”) assets in particular have broad applicability in many other fields. Intelligently applied, HDC’s pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery. A good example of this is the Company’s joint venture, SVM Capital, LLC (“SVM Capital”), that applies SVM technology to the financial markets.

Our Company’s principal asset is its intellectual property, which includes advanced mathematical algorithms called SVM and Fractal Genomic Modeling (“FGM”), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 61 patents that have been issued or are currently pending around the world.

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

Upon execution of the NeoGenomics License, NeoGenomics paid us $1,000,000 in cash and issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on the OTC Bulletin Board on January 6, 2012. In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License. Milestone payments will be in increments of $500,000 for every $2,000,000 in United States Generally Accepted Accounting Principles (“GAAP”) revenue recognized by NeoGenomics up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics derives from any sublicensing arrangements it may put in place for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System.

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

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics completed Phase I of their research and published the results in 2014. Additionally, NeoGenomics completed Phase II of their prostate test validation in 2014. The results were largely the same as those published regarding Phase I. NeoGenomics is currently concluding a clinical trial for this test, named NeoLAB™ Prostate – Liquid Alternative to Biopsy. NeoGenomics announced in March 2016 the test is now commercially available.

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

On June 16, 2015, SVM Capital joined Manifold Partners, LLC (“Manifold Partners”) as a partner. Manifold Partners is a San Francisco-based multi-strategy portfolio management firm specializing in quantitative investment methodologies. As a part of the partnership, SVM Capital will contribute their proprietary service to the collaboration with Manifold Partners. This new collaboration will be known as Manifold Vector. SVM Capital specializes in the application of an artificial intelligence technique to investment strategies. SVM Capital has developed mathematical algorithms to rank-order S&P 500 stocks to determine investment desirability, including long and short equity positions. Importantly, only fundamental corporate data is analyzed, which Manifold Partners believes to be unique in the quantitative investment field. This technology is an outgrowth of the machine learning techniques created by the Company. A thorough exposition of SVM Capital may be found on the appropriate link in HDC's web page.

Employees

On December 31, 2015, we had 3 executive officers and 3 consultants.

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

We know of no current governmental regulations that will materially affect the Company’s current operations or products. However, if the FDA changes its current position, and decides to regulate laboratory-developed tests (LDT's) currently regulated by CLIA certification, this could materially affect the development costs and commercialization timelines for our products.

Research and Development

Research and development fees were $40,813 during 2015 and $99,200 for the same period in 2014. The research and development fees in 2015 were related primarily to fees paid to consultants relating to the development work completed as a part of our NeoGenomics License.

Intellectual Property

In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of fifty-one (51) patents which were or have since issued as well as eight (8) other patent applications that are pending in the U.S. and elsewhere in the world. The issued patents and pending applications in the SVM portfolio to date, including new applications that we have filed since acquiring the original intellectual property are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,128,608	Enhancing Knowledge Discovery Using Multiple Support Vector Machines	05/01/2019

U.S. Patent No. 6,157,921	Enhancing Knowledge Discovery Using Support Vector Machines in a Distributed Network Environment	05/01/2019

U.S. Patent No. 6,658,395	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,714,925	System for Identifying Patterns in Biological Data Using a Distributed Network.	05/01/2019

U.S. Patent No. 6,760,715	Enhancing Biological Knowledge Discovery Using Multiple Support Vector Machines.	05/01/2019

U.S. Patent No. 6,789,069	Method of Identifying Patterns in Biological Systems and Method of Uses.	05/01/2019

U.S. Patent No. 6,882,990	Method of Identifying Biological Patterns Using Multiple Data Sets.	05/01/2019

U.S. Patent No. 6,944,602	Spectral Kernels for Learning Machines	02/19/2023

U.S. Patent No. 6,996,542	Computer-Aided Image Analysis	04/21/2021

U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	05/01/2019

U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022

U.S. Patent No. 7,318,051	Methods for Feature Selection in a Learning Machine	02/25/2021

U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022

U.S. Patent No. 7,383,237	Computer-Aided Image Analysis	11/04/2019

U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020

U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020

U.S. Patent No. 7,542,947	Data Mining Platform for Bioinformatics and Other Knowledge Discovery	08/07/2020

U.S. Patent No. 7,542,959	Feature Selection Using Support Vector Machine Classifier	05/01/2019

U.S. Patent No. 7,617,163	Kernels and Kernel Methods for Spectral Data	11/09/2021

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 7,624,074	Methods for Feature Selection in a Learning Machine	08/07/2020

U.S. Patent No. 7,970,718	Feature Selection and for Evaluating Features Identified as Significant for Classifying Data	08/07/2020

U.S. Patent No. 8,008,012	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent No. 8,095,483	Support Vector Machine-Recursive Feature Elimination (SVM-RFE)	08/07/2020

U.S. Patent No. 8,126,825	Method for Visualizing Feature Ranking of a Subset of Features for Classifying Data Using a Support Vector	05/20/2022

U.S. Patent No. 8,209,269	Kernels for Identifying Patterns in Datasets Containing Noise or Transformation Invariance	05/07/2022

U.S. Patent No. 8,275,723	System for Providing Data Analysis Services Using a Support Vector Machine for Processing Data Received from a Remote Source	05/01/2019

U.S. Patent No. 8,293,461	Biomarkers Downregulated in Prostate Cancer	01/24/2022

U.S. Patent No. 8,463,718	Support Vector Machine-Based Method for Analysis of Spectral Data	08/07/2020

U.S. Patent No. 8,489,531	Identification of Co-Regulation Patterns by Unsupervised Cluster Analysis of Gene Expression Data	05/17/2022

Australian Patent No. 764897	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

Canadian Patent No. 2,330,878	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

European Patent No. 1082646	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

South African Patent No. 00/7122	Pre-processing and Post-processing for Enhancing Knowledge Discovery Using Support Vector Machines.	05/01/2019

European Patent No. 1192595	Enhancing Knowledge Discovery from Multiple Data Sets Using Multiple Support Vector Machines.	05/24/2020

Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020

Canadian Patent No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

Japanese Patent No. 506462	Method of Identifying Patterns in Biological Systems and Methods of Uses	08/07/2020

Australian Patent No. 2002243783	Computer Aided Image Analysis	01/23/2022

Canadian Patent No. 2,435,290	Computer Aided Image Analysis	01/23/2022

European Patent No.1356421	Computer Aided Image Analysis	01/23/2022

Japanese Patent No. 3947109	Computer Aided Image Analysis	01/23/2022

Canadian Patent No. 2,435,254	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Japanese Patent No. 4138486	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

Patent/Application No.	Title	Expiration Date

European Patent No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022

European Patent No. 2296105	Pre-Processing and Post-Processing for Enhancing Knowledge Discovery Using Support Vector Machines	05/01/2019

U.S. Patent No. 8,682,810	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Japanese Patent No. 5425814	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Patent No. 8,543,519	System and Method for Remote Melanoma Screening	05/01/2019

European Publication No. 2357582	Method of Identifying Patterns in Biological Systems and Method of Uses	08/07/2020

U.S. Patent Publication No. 2011/0106735	Recursive Feature Elimination Method Using Support Vector Machines	05/01/2019

European Patent No. 2373816	Methods for Screening, Predicting and Monitoring Prostate Cancer	12/04/2029

U.S. Patent Publication No. 2015/0339448	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022

U.S. Patent Publication No. 2013/0297607	Identification of Pattern Similarities by Unsupervised Cluster Analysis	05/17/2022

Australian Patent No. 2009212193	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Chinese Patent No. ZL 200980110847.2	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

European Publication No. 2252889	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

Indian Application No. 5526/CHENP/2010	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029

U.S. Patent Publication No. 2014/0016843	Computer-Assisted Karyotyping	06/19/2033

European Publication No. 2862113	Computer-Assisted Karyotyping	06/19/2033

HDC also owns intellectual property rights in U.S. patents covering the FGM technology. The FGM portfolio includes two issued patents, which are:

Patent/Application No.	Title	Expiration Date

U.S. Patent No. 6,920,451	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets.	01/19/2021

U.S. Patent No. 7,366,719	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets	01/19/2021

Our Competition

HDC conducts its business principally in the diagnostics industry in the field of biomarker discovery and image analysis.  The diagnostics industry is highly fragmented, competitive and evolving. There is intense competition among countless healthcare, biotechnology and diagnostics companies attempting to discover potential new diagnostic products.  These companies may:

•	develop new diagnostic products before we or our collaborators are able to;
•	develop diagnostic products that are more effective or cost-effective than those developed by us or our collaborators; or
•	patent protect other intellectual property rights that would limit our ability to develop and commercialize our technology by limiting the ability to use, ours, or our collaborators’, diagnostic products.

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

ITEM 1A.  RISK FACTORS

This annual report on Form 10-K contains certain forward-looking statements including, without limitation, all statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including but not limited to statements regarding the successful implementation of our services, business strategies and measures to implement such strategies, competitive strengths, expansion and growth of our business and operations, references to future success, the ability of the Company to utilize its SVM and FGM assets and other intellectual property to identify biomarkers which can be used in diagnostic tests, the ability to enter into agreements with strategic partners for the development and commercialization of diagnostic tests, the ability of the Company to develop a product line, the ability to achieve profitability, about anticipated size of the market for diagnostic tests, the capabilities of molecular diagnostic tests, regarding working with our collaborators resulting in revenue for the Company, the sufficiency of our liquidity and capital resources, and other such matters.  All such statements are forward-looking statements and are based on the beliefs of, assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may involve uncertainties and other factors that may cause the actual results and performance of our company to be materially different from future results or performance expressed or implied by such statements.

The cautionary statements set forth in this “Risk Factors” section and elsewhere in this annual report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Among others, factors that could adversely affect actual results and performance include failure to successfully develop a profitable business, delays in identifying and enrolling customers, the inability to retain a significant number of customers, effectiveness and execution of licensing efforts, our ability to employ and retain key employees and experienced scientists, our access to tissue samples, loss of the ability to use certain patent rights, the inability to continue to protect our proprietary information, competitive conditions, our ability to remain competitive in a rapidly changing technological environment, acceptance of our products by the market, volatility in U.S. and global stock markets generally and in our stock price specifically, potential shareholder claims which could result in substantial dilution to our shareholders, economic conditions generally, the effect of current difficulties in the credit markets on our business, factors beyond our control, including, but not limited to, catastrophes (both natural and man-made), earthquakes, floods, fires, explosions, acts of terrorism or war, and the risks identified elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.  All forward looking statements and cautionary statements included in this report are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.

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

At December 31, 2015, we had $417,208 cash on hand along with NeoGenomics Stock worth $141,978. As a result, the Company estimates cash will be depleted by the end of 2016 unless the Company is able to generate sufficient revenue from operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding our liquidity and capital resources.

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

We may incur future losses, and we may never sustain profitability.

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

Management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.  Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

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

We must comply with various legal requirements, including requirements imposed by federal and state securities and tax laws. Should any of those laws change over the term of our existence, the legal requirements to which we may be subject could differ materially from current requirements, which could increase the cost of doing business or preclude us from undertaking certain parts of our business plan, which in turn would result in adverse consequences.

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

ITEM 3. LEGAL PROCEEDINGS

On July 17, 2013, the Company received a Civil Investigative Demand (the "Demand") from the Federal Trade Commission of the United States of America (the "FTC") relating to the Company's MelApp software application. In the Demand, the FTC requested information relating to potentially unfair or deceptive acts or practices related to (i) false advertising and (ii) consumer privacy and data security, in violation of Trade Commission Act, 15 U.S.C. Sections 45 and 42.

On February 23, 2015, the FTC notified the Company of its approval, by a vote of 4-1, to accept an Agreement Containing Consent Order (“Agreement”). The Agreement is for settlement purposes only. The Company neither admits nor denies any of the allegations, except as specifically stated in the Agreement. The Company believed the effort to contest this matter with the FTC would require funds greater than the Company had at its disposal.

The Agreement, among other things, bars the Company from claiming that any device detects or diagnoses melanoma or its risk factors, or increases users’ chances of early detection, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. The Agreement also prohibits the Company from making any other misleading or unsubstantiated claims about a device’s health benefits or efficacy, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. Finally, the Company was required to pay $17,693 to the FTC. The Company made this payment on April 16, 2015. This amount is included as Settlement Expense in the accompanying statements of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol HDVY.  The range of closing prices for our common stock, as reported on Bloomberg.com during each quarter for the last two fiscal years was as follows.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter 2015	$0.03	$0.01
Second Quarter 2015	$0.02	$0.01
Third Quarter 2015	$0.03	$0.02
Fourth Quarter 2015	$0.04	$0.02
	High	Low
First Quarter 2014	$0.04	$0.02
Second Quarter 2014	$0.04	$0.02
Third Quarter 2014	$0.03	$0.01
Fourth Quarter 2014	$0.02	$0.01

Holders of Record

As of March 30, 2016, there were approximately 300 holders of record of our common stock.

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

Sales of Unregistered Securities

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2014 and 2015, the Company had issued a total of 6,640,000 and 30,000,000 preferred shares, respectively. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000, of which $568,000 was received during the year ended December 31, 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.022 each using the Black Scholes Method.

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

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of December 31, 2015, 4,000,000 Shares of this offering were sold and the Company received proceeds of $120,000. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.022 each using the Black Scholes Method.

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

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics completed Phase I of their research and published the results in 2014. Additionally, NeoGenomics completed Phase II of their prostate test validation in 2014. The results were largely the same as those published regarding Phase I. NeoGenomics is currently concluding a clinical trial for this test, named NeoLAB™ Prostate – Liquid Alternative to Biopsy. NeoGenomics announced in March 2016 the test is now commercially available.

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

On June 16, 2015, SVM Capital joined Manifold Partners, LLC (“Manifold Partners”) as a partner. Manifold Partners is a San Francisco-based multi-strategy portfolio management firm specializing in quantitative investment methodologies. As a part of the partnership, SVM Capital will contribute their proprietary service to the collaboration with Manifold Partners. This new collaboration will be known as Manifold Vector. SVM Capital specializes in the application of an artificial intelligence technique to investment strategies. SVM Capital has developed mathematical algorithms to rank-order S&P 500 stocks to determine investment desirability, including long and short equity positions. Importantly, only fundamental corporate data is analyzed, which Manifold Partners believes to be unique in the quantitative investment field. This technology is an outgrowth of the machine learning techniques created by the Company. A thorough exposition of SVM Capital may be found on the appropriate link in HDC's web page.

Intellectual Property Developments

In June 2015, the Company filed a new continuation application with claims covering a computer-implemented method for screening of a patient for prostate cancer based on the four-genes that had been identified using the Company’s proprietary RFE algorithm. The continuation application was filed to continue efforts to obtain coverage for the four-gene test after three pending applications were finally rejected as claiming patent-ineligible subject matter under the revised definitions of patentable subject matter established based on the U.S. Supreme Court.

In December 2015, IP Australia (the Australian Patent Office) granted an Australian patent covering the Company’s technology for analysis of flow cytometry data using support vector machines. Also in December, the State Intellectual Property Office of China issued a notice of allowance of the corresponding Chinese application for flow cytometry data analysis. The Chinese patent was granted in March 2016.

In January 2016, the U.S. Patent Office issued a notice of allowance of the Company’s application covering analysis of chromosomal abnormalities using support vector machines. The automated analysis method greatly reduces the time required for visual inspection of images of chromosomes while providing more accurate and repeatable results. The Company has a companion application covering this technology still pending in Europe.

The Company now holds the exclusive rights to 53 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets. The Company also has 8 pending U.S. and foreign patent applications covering uses of the SVM technology as well as diagnostic methods that have been discovered using the SVM technology. The reduction in the total number of issued and pending patents during 2015 resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse. In addition, a few U.S. patents that were either near the ends of their terms and/or had parallel applications with broader claims in force were allowed to expire. In addition, significant changes in the U.S. Patent Laws relating to the eligibility of certain subject matter for patent protection influenced the Company’s decision to abandon a few of its pending U.S. applications. This in turn reduced the Company’s total expenses for patent maintenance.

Intel Update

The Company’s patent application that was submitted to provoke an interference with Intel’s Patent No. 7,685,077 remains pending. The application file has been transferred to the U.S. Patent Office’s Interference Division, which reportedly has a significant backlog, and is not likely to be acted on for quite some time.

Inflation

The Company does not expect that inflation or changing prices will have a material effect on revenues or income.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Revenue

For the year ended December 31, 2015, revenue was $44,601 compared with $1,032,127 in revenue for the year ended December 31, 2014.  Revenue is recognized for licensing and development fees over the period earned, which in most cases is the length of the license.  The revenue recognized in 2014 was primarily the recognition of revenue of $981,600 associated with our NeoGenomics License. The revenue recognition for the NeoGenomics license ended in 2014 and resulted in the substantially lower revenue recognized for 2015.  As of December 31, 2015, the Company had deferred revenue of $148,241, which includes cash received but not yet recognized as revenue. Deferred revenue was $191,628 at December 31, 2014.

Operating and Other Expenses

Amortization expense, which is the amortization of costs of acquiring or filing of patents over their estimated useful lives, was $262,719 for each of the years ended December 31, 2015 and 2014.

Professional and consulting fees totaled $160,121 for 2015 compared with $161,600 for 2014.  These fees consist primarily of patent filing and maintenance costs, consulting fees, and accounting fees.

Legal fees were lower in 2015 with fees of $40,357 during the year ended December 31, 2015, versus $58,950 during the same period 2014. This decrease was a result of costs during 2014 associated with the Company’s response to the Federal Trade Commission’s Civil Investigative Demand.

Research and development fees were $40,813 during 2015 and $99,200 for 2014. The research and development fees in 2015 and 2014 were related primarily to fees paid to consultants for the development work completed as a part of our NeoGenomics License.

Compensation expense of $192,701 for the year ended December 31, 2015 was lower than the $249,475 reported for the comparable period of 2014. The decrease is attributed to the further reductions in compensation to management in order to preserve cash for the Company.

Other general and administrative expenses decreased from $161,735 in 2014 to $148,538 in 2015.  This decrease was due to the Company’s continued effort to reduce expenses.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. For the year ended December 31, 2015, the unrealized loss on NeoGenomics stock held at the end of the reporting period was $123,161, which is recorded as other expense in the statements of operations. In addition, the Company realized a gain on the sale of NeoGenomics stock of $232,937 in 2015. During the same period in 2014, the Company reported an unrealized loss of $199,894 and realized a gain on the sale of NeoGenomics stock of $338,087.

The Company’s balance sheet for the year ended December 31, 2014 reflected an accrued liability of approximately $239,910 for professional services.  In an effort to conserve cash, the Company negotiated with certain of the service providers regarding potential reduction of the amount billed. During the quarter ended September 30, 2015, the Company and the service providers successfully renegotiated the amounts owed and as a result, the Company recorded a decrease in accounts payables of $121,504.

As a result of the settlement with the FTC over actions by previous management, the Company recognized a settlement expense of $17,693 during the first quarter 2015.

Liquidity and Capital Resources

At December 31, 2015, the Company had $417,208 in cash and total current liabilities of $287,658. The primary amount of current liabilities relates to $244,270 in dividends payable and accounts payable. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics stock has increased in value since the initial acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result, we will not have sufficient resources to meet all of our current obligations unless the Company is able to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. None of these options are definitive and there is no guarantee the Company will be successful in these fund raising efforts. The Company estimates cash will be depleted by the end of 2016 unless the Company is able to raise additional capital.

At December 31, 2015, the Company had no contractual obligations that require disclosure.

The Company has relied primarily on equity and debt financing for liquidity. The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of selling its NeoGenomics Stock, generating revenue through licensing its patent portfolio, providing services related to those patents, and obtaining additional equity or debt financing. Since January 2015, the Company has been unable to generate significant revenue, as further described above. As a result, the Company has implemented a cash conservation program. Specifically, the Company has eliminated several highly compensated former employees and consultants. The new management team has significantly reduced their compensation. Our Interim Chief Executive Officer, who receives no salary or compensation for his work on behalf of the Company, leads this effort. This effort has reduced the monthly expenditures or “burn rate”.

Cash Flow from Operating, Investing and Financing Activities

For the year ended December 31, 2015, the Company had a net loss of $587,061 with $608,605 of cash being used by operating activities. During 2015, $331,465 was provided by the sale of 68,900 NeoGenomics shares that were received as a part of the NeoGenomics License signed in January 2012.  In addition, there was $688,000 provided by financing activities during 2015 resulting from proceeds received from Series C Preferred and Common Stock issuances.  As a result, the Company realized a net increase of cash of $409,566 during the year ended December 31, 2015.

The Company has taken steps to reduce the Company’s expenditures in order to considerably reduce the monthly “burn rate”. These steps included reducing expenses and allocating our remaining cash reserves for our operational requirements at a reduced level.

Cash Flow from Financing Activities

In the fourth quarter of 2013, the Board of Directors authorized issuing Series C Preferred Shares. As of December 31, 2015, the Company issued 30,000,000 preferred shares at $0.03 for a total of $560,732. The Series C Preferred Shares feature $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. This funding is anti-dilutive because the purchase price is significantly higher than the current 180-day average share price.

The Company sold to individual investors a total of 19,402,675 shares of Series B Preferred Stock for $1,490,015, net of associated expenses, in 2009.  The Series B Preferred Stock was converted into Common Stock of the Company in the fourth quarter of 2014, which was the fifth anniversary of the date of issuance as outlined in the original purchase agreement.

Dividends have been accrued for the Series B Preferred Stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) Common Stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company. During the first quarter of 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of Common Stock. The remaining accrued dividend is recorded as a current liability in the amount of $206,637 as of December 31, 2015.

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

Critical Accounting Policies, Estimates and Assumptions

We consider our accounting policies related to revenue recognition, impairment of intangible assets and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and stock-based compensation expense. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which can be estimated from the future discounted cash flows expected to be derived from the intangible asset, and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Valuation of intangible and other long-lived assets

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

Revenue Recognition

We recognize revenue principally from license and royalty fees for intellectual property and from development agreements with research partners. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; (iv) collectability is reasonably assured, and (v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make significant estimates involving our recognition of revenue from license and royalty fees. Our license and royalty fee revenue estimates depend upon our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the technology transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time over which to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of royalty revenue before actual cash payments for these royalties have been received.  Changes to these assumptions or market conditions could cause changes in revenues.

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

For share-based awards, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise, and post-employment termination behavior; however, due to the limited history of our Company, such data is limited.  We estimated the expected life will be longer than the vesting period given the early stage nature of our operations and accordingly have used the expected life as the expected term. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our Common Stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

Common Stock Warrants Liability

In September 2015, the Company completed a private placement of 30,000,000 shares of preferred stock as well as a private placement of 4,000,000 shares of common stock and issued warrants to purchase an additional 34,000,000 shares of common stock. Due to the warrant features that accompany the sale of the Company’s preferred and common shares, if all outstanding options and warrants were exercised, the Company would not have sufficient shares of common stock to meet the exercised options and warrants. As a result, these warrants are required to be classified as a liability. The common stock warrants liability is recorded based upon the number of warrants which exceed the number of common shares available to meet the exercised options and warrants using the Black-Scholes option-pricing model.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, because of the Company’s internal control weakness, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management's Annual Report on Internal Control over Financial Reporting

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (“1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. Our Chief Executive Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Controls over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors are:

Name	Age	Position
Henry S. Kaplan	73	Director
Kevin Kowbel	45	Chairman and Interim Chief Executive Officer
Mark A. Moore, Ph.D.	70	Vice President, Product Development
William F. Quirk, Jr.	73	Director
Eric R. Winger	74	Director
Hong Zhang, Ph.D.	52	Senior Vice President, Computational Medicine

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

Kevin Kowbel is a Professional Engineer and Vice President Drilling & Completions for Canadian Natural Resources. Mr. Kowbel is a 1992 Geological Engineering Graduate from the University of Saskatchewan. Mr. Kowbel is experienced in process optimization, contract negotiations, tool development and workforce motivation. His current role involves managing Construction, Drilling, Completions, Abandonments & Reclamation. Mr. Kowbel has been an investor in Health Discovery Corporation since 2005 when he purchased common stock at $0.16 per share. He is fully committed to helping current shareholders realize the highest value for their investment. As such, he plans to remain off the payroll and pay for his own expenses related to his work with the Company until the Company becomes financially stable.

Mark A. Moore, Ph.D., was appointed interim Chief Operating Officer of the Company on November 16, 2012. Dr. Moore has subsequently taken the role of Vice President, Product Development on a permanent basis. In addition to his role with HDC, Dr. Moore serves as Chairman and Chief Executive Officer of SVM Capital. Dr. Moore received a B.A. degree in Science and Philosophy from Florida Atlantic University in 1966. He received a Ph.D. in Philosophy with an emphasis on Value Theory and Logic from the University of Tennessee, Knoxville in 1973. Currently, Dr. Moore is also Chairman of Atlantic Alpha. In addition, Dr. Moore has served as Treasurer and Chairman of Memorial Health University Hospital Foundation as well as a member of the Board of Directors of Memorial Health University, where he was a member of the Investment and Finance Committee.

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

The directors named above will serve until the next annual meeting of our stockholders.  As there are no employment agreements with anyone at the Company, officers hold their positions at the pleasure of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth various elements of compensation for our Named Executive Officers for each of the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total
Kevin Kowbel	2015	$-	$-	$-		$-
Chairman & Interim Chief Executive Officer	2014	$-	$-	$-		$-

Mark A. Moore, Ph.D.	2015	$-	$-	$ 8,771	(1)	$8,771
Vice President, Product Development	2014	$43,500	$-	$ 8,771	(1)	$52,271

Hong Zhang, Ph.D.	2015	$52,000	$-	$ 6,578	(1)	$58,578
Senior Vice President, Computational Medicine	2014	$56,000	$-	$ 6,578	(1)	$62,578

(1)	Represents costs associated with stock options.

Employment Agreements

There are no Employment Agreements with any officer or employee of the Company. All officers, employees, and consultants serve at the discretion of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Mark A. Moore, Ph.D.	666,667	333,333	$0.036	October 21, 2023
Hong Zhang, Ph.D.	500,000	250,000	$0.036	October 21, 2023

Director Compensation

Outside directors receive no cash fees for their service.  Each outside director was awarded options in 2013 to purchase shares of the Company’s Common Stock as described below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Henry S. Kaplan (1)	$-	$10,021	$10,021
Kevin Kowbel (2)	$-	$-	$-
William F. Quirk, Jr. (3)	$-	$13,157	$13,157
Eric R. Winger (1)	$-	$10,021	$10,021

(1)	1,500,000 options granted on July 25, 2013.
(2)	1,500,000 options granted on July 25, 2013 and returned August 2, 2013.
(3)	1,500,000 options granted on October 21, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our Common Stock as of March 30, 2016 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and (iv) all of our executive officers and directors as a group.  At March 30, 2016, there were 268,718,989 shares of Common Stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding and 30,000,000 shares of Series C Preferred Stock outstanding. Unless otherwise noted, the address of each beneficial owner below is 4243 Dunwoody Club Drive, Suite 202, Atlanta, Georgia 30350.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Henry S. Kaplan, Director	1,313,000	(2)	*
Kevin Kowbel, Chairman and Interim Chief Executive Officer	675,000		*
Mark A. Moore, Ph.D., Vice President, Product Development	2,577,772	(3)	*
William F. Quirk, Jr., Director	15,696,222	(4)	5.4%
Eric R. Winger, Director	1,251,000	(2)	*
Hong Zhang, Ph.D., Senior Vice President, Computational Medicine	625,000	(5)	*
All executive officers and directors as a group (6 persons)	22,137,994		6.2%
*	Less than 1%
(1)	The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of March 30, 2016.
(2)	Includes 1,250,000 options granted in July 2013, which are exercisable within 60 days of March 30, 2016.
(3)	Includes 833,334 options granted in October 2013, which are exercisable within 60 days of March 30, 2016.
(4)	Includes 1,250,000 options granted in October 2013, which are exercisable within 60 days of March 30, 2016.
(5)	Includes 625,000 options granted in October 2013, which are exercisable within 60 days of March 30, 2016

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the equity securities of the Company which are authorized for issuance to employees, directors and consultants in consideration for services as of December 31, 2015:

Equity Compensation Plan Information

	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted- average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	12,750,000	$.034	-
Total	12,750,000	$.034	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of March 30, 2016, the following directors are independent according to those standards: Mr. Kaplan, Mr. Quirk and Mr. Winger. Mr. Kowbel was not independent according to the New York Stock Exchange independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by Frazier & Deeter, LLC and Hancock Askew & Co. LLP in 2015 and Hancock Askew & Co. LLP in 2014:

	2015	2014
Audit Fees	$69,556	$65,840
Audit-Related Fees	$-	$-
Tax Fees	$4,500	$5,425
Sub-Total	$74,056	$71,265
All Other Fees	$-	$-
Total Fees	$74,056	$71,265

Audit Fees.  This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2015 and 2014, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the Securities and Exchange Commission during 2015 and 2014, including out of pocket expenses.

Audit-Related Fees.  This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.

Tax Fees.  This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2015 and 2014.

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

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Kowbel	Chairman, Interim Chief Executive Officer, Principal Financial	March 30, 2016
Kevin Kowbel	Officer, and Principal Accounting Officer

/s/ Henry S. Kaplan	Director	March 30, 2016
Henry S. Kaplan

/s/ William F. Quirk, Jr.	Director	March 30, 2016
William F. Quirk, Jr.

/s/ Eric R. Winger	Director	March 30, 2016
Eric R. Winger

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Health Discovery Corporation

We have audited the accompanying balance sheets of Health Discovery Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of Health Discovery Corporation.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Discovery Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Frazier & Deeter, LLC

Atlanta, Georgia

March 30, 2016

HEALTH DISCOVERY CORPORATION

Balance Sheets

	December 31,	December 31,
	2015	2014
Assets

Current Assets
Cash	$417,208	$7,642
Accounts Receivable	-	1,969
Investment in Available For Sale Securities (Note J)	141,978	362,373

Total Current Assets	559,186	371,984

Equipment, Less Accumulated Depreciation of $60,690 and $59,765 as of December 31, 2015 and 2014, respectively	195	1,120

Other Assets
Patents, Less Accumulated Amortization of $3,044,728 and $2,782,009 as of December 31, 2015 and 2014, respectively	941,066	1,203,785

Total Assets	$1,500,447	$1,576,889

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable - Trade	$37,633	$239,910
Dividends Payable	206,637	373,346
Deferred Revenue	43,388	43,388
Common Stock Warrants Liability	339,268	-

Total Current Liabilities	626,926	656,644

Long Term Liabilities
Deferred Revenue	104,853	148,240

Total Liabilities	731,779	804,884

Stockholders' Equity
Series C Preferred Stock, Convertible, 30,000,000 Shares Authorized;
30,000,000 Issued and Outstanding December 31, 2015;
6,640,000 Issued and Outstanding December 31, 2014	560,732	332,000
Common Stock, No Par Value, 300,000,000 Shares Authorized;
268,718,989 Shares Issued and Outstanding December 31, 2015;
261,384,810 Shares Issued and Outstanding December 31, 2014	27,410,930	27,055,938
Accumulated Deficit	(27,202,994)	(26,615,933)

Total Stockholders' Equity	768,668	772,005

Total Liabilities and Stockholders' Equity	$1,500,447	$1,576,889

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014

Revenues:
Licensing & Development	$44,601	$1,032,127

Operating Expenses:
Amortization	262,719	262,719
Professional and Consulting Fees	160,121	161,600
Legal Fees	40,357	58,950
Research & Development Fees	40,813	99,200
Compensation	192,701	249,475
Other General and Administrative Expenses	148,538	161,735
Total Operating Expenses	845,249	993,679

(Loss) Income From Operations	(800,648)	38,448

Other Income (Expense)
Unrealized Loss on Available for Sale Securities (Note J)	(123,161)	(199,894)
Realized Gain on Available for Sale Securities (Note J)	232,937	338,087
Gain on Payables Restructuring (Note G)	121,504	-
Settlement Expense (Note G)	(17,693)	-
Total Other Expense	213,587	138,193

Net (Loss) Income	(587,061)	176,641

Preferred Stock Dividends	-	64,622

(Loss) Income Attributable to Common Stockholders	$(587,061)	$112,019

Weighted Average Outstanding Shares	266,052,322	253,292,935

(Loss) Income Per Share Attributable to Common Stockholders (basic and diluted)	$(0.0022)	$0.0004

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015 and 2014

Issued and Outstanding

	Series C Preferred Stock	Series B Preferred Stock	Common Stock	Series C Preferred Amount	Series B Preferred Amount	Common Stock Amount	Accumulated Deficit	Total Stockholders' Equity
Balance – December 31, 2013	2,000,000	8,827,500	252,557,310	$160,000	$677,902	$26,368,892	(26,792,574)	$414,220
Series C Preferred Stock Issued	4,640,000	-	-	172,000	-	-	-	172,000
Stock-based Compensation Expense for Directors and Consultants	-	-	-	-	-	58,416	-	58,416
Stock-based Compensation Expense for Employees	-	-	-	-	-	15,350	-	15,350
Series B Preferred Stock Dividend Paid with Common Stock	-	-	-	-	-	-	-	-
Series B Preferred Stock Annual Dividend	-	-	-	-	-	(64,622)	-	(64,622)
Series B Preferred Stock Exchanged for Common Stock	-	(8,827,500)	8,827,500	-	(677,902)	677,902	-	-
Net Income	-	-	-	-	-	-	176,641	176,641
Balance - December 31, 2014	6,640,000	-	261,384,810	$332,000	$-	$27,055,938	$(26,615,933)	$772,005
Series C Preferred Stock Issued	23,360,000	-	-	228,732	-	-	-	568,000
Stock-based Compensation Expense for Directors and Consultants	-	-	-	-	-	52,933	-	52,933
Stock-based Compensation Expense for Employees	-	-	-	-	-	15,350	-	15,350
Series B Preferred Stock Dividend Paid with Common Stock	-	-	3,334,179	-	-	166,709	-	166,709
Common Stock Issued	-	-	4,000,000	-	-	120,000	-	120,000
Net Loss	-	-	-	-	-	-	(587,061)	(587,061)
Balance - December 31, 2015	30,000,000	-	268,718,989	$560,732	$-	$27,410,930	$(27,202,994)	$768,668

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities
Net (Loss) Income	$(587,061)	$176,641
Adjustments to Reconcile Net (Loss) Income to Net Cash
Used in Operating Activities:
Stock-based Compensation for Employees	15,350	15,350
Stock-based Compensation for Directors and Consultants	52,933	58,416
Gain on Payables Restructuring (Note G)	(121,504)	-
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note J)	(232,937)	(338,087)
Unrealized Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note J)	123,161	199,894
Depreciation and Amortization	263,644	267,351
Decrease (Increase) in Accounts Receivable	1,969	(1,889)
Decrease in Deferred Revenue	(43,387)	(1,024,988)
Decrease in Accounts Payable – Trade	(80,773)	(86,357)

Decrease in Accrued Liabilities	-	(2,500)
Net Cash Used in Operating Activities	(608,605)	(736,169)

Cash Flows From Investing Activities:
Investing Activity – Purchase of Securities	(1,294)	-
Proceeds from Sale of Available for Sale Securities (Note J)	331,465	499,820
Net Cash Provided by Investing Activity	330,171	499,820

Cash Flows From Financing Activities:
Proceeds from Common Stock Issuance	120,000	-
Proceeds from Series C Preferred Stock Issuance	568,000	172,000
Net Cash Provided by Financing Activity	688,000	172,000

Net Increase (Decrease) in Cash	409,566	(64,349)

Cash, at Beginning of Period	7,642	71,991

Cash, at End of Period	$417,208	$7,642

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

REVENUE RECOGNITION

Revenue is generated through the sale or license of patented technology and processes and from services provided through development agreements.  These arrangements are generally governed by contracts that dictate responsibilities and payment terms.  The Company recognizes revenues as they are earned over the duration of a license agreement once all contractual obligations have been fulfilled.  If a license agreement has an undetermined or unlimited life, the revenue is recognized over the remaining expected life of the patents. Revenue is recognized under development agreements in the period the services are performed.

CASH

Cash includes cash deposited with financial institutions.

ACCOUNTS RECEIVABLE

Trade accounts receivable for licensing fees and development services are recorded at net contract value based upon the written agreement with the customer. In certain cases, accounts receivable may include royalties receivable from customers based upon those customers estimated sales of the products or diagnostic tests containing patented processes and technologies. The Company considers amounts past due based on the related terms of the agreement and reviews its exposure to amounts receivable based upon collection history and specific customer credit analysis.  The Company provides an allowance for doubtful amounts if collectability is no longer reasonably assured.  There were no amounts outstanding as of December 31, 2015. As of December 31, 2014, all amounts receivable are considered fully collectable and no allowance for doubtful accounts was recorded.

EQUIPMENT

Equipment, which consists of office furniture, computer equipment, and leasehold improvements, are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PATENTS

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the costs capitalized to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2015, the Company does not believe there has been any impairment of its patents.

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

In the event the future tax consequences of differences between the financial reporting bases and tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation is made of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the probability of realizing the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company’s research and development costs are expensed as incurred and consist of expenses paid to consultants and external laboratories and related primarily to the costs of co-development studies, clinical trials, and projects undertaken. The R&D costs were $40,813 in 2015 and $99,200 in 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, available for sale securities, accounts receivable, and accounts payable.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short-term nature of such items. Refer to Note J for discussion regarding the valuation of the Company’s investment in available for sale securities.

NET INCOME (LOSS) PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

Due to the net loss for the year ended December 31, 2015, the calculation of diluted per share amounts would create an anti-dilutive result and therefore are not presented in the following table. Potentially dilutive shares at December 31, 2015, include options and warrants outstanding of 46,750,000.

The following is an analysis of the basic and diluted earnings per common share computations for the year ended December 31, 2014:

Year ended December 31, 2014
Basic:
Net income attributable to common stockholders	$112,019
Basic weighted average common shares outstanding	253,292,935
Net income per share attributable to common stockholders - basic	$0.0004

Diluted:
Net income attributable to common stockholders	$112,019
Basic weighted average common shares outstanding	253,292,935

Effect of dilutive securities:
Conversion of options and warrants	-
Conversion of preferred shares to common shares	6,640,000
Diluted weighted average common shares outstanding	259,932,935
Net income per share attributable to common stockholders - diluted	$0.0004

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended December 31, 2014, 19,390,000 outstanding stock options and warrants were not included in the computation of diluted earnings per common share because to do so would have an antidilutive effect. Please refer to Note H regarding detail for outstanding stock options.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account.  From time-to-time, the Company’s cash balances exceed the amount insured by the FDIC.  Management believes the risk of loss of cash balances in excess of the insured limit to be low.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Accounting Standards (“ASU”) 2016-02, Leases.  This standard update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This standard update provides guidance for balance sheet classification of deferred taxes. This standard requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount on the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual period.  The Company is currently evaluating the impact that adopting ASU 2015-17 will have on its consolidated financial statements

COMMON STOCK WARRANTS LIABILITY

In September 2015, the Company completed a private placement of 30,000,000 shares of preferred stock as well as a private placement of 4,000,000 shares of common stock and issued warrants to purchase an additional 34,000,000 shares of common stock. Due to the warrant features that accompany the sale of the Company’s preferred and common shares, if all outstanding options and warrants were exercised, the Company would not have sufficient shares of common stock to meet the exercised options and warrants. As a result, these warrants are required to be classified as a liability. The common stock warrants liability is recorded based upon the number of warrants which exceed the number of common shares available to meet the exercised options and warrants using the Black-Scholes option-pricing model.

Note B – DEFERRED REVENUE

Deferred revenue represents the unearned portion of payments received in advance for licensing or service agreements.

The Company received $2,944,800 as a part of the NeoGenomics license agreement in January 2012. Deferred revenue of $2,944,800 was recorded and recognized as income over the three years of the term of the license agreement, which ended in January 2015. The remaining amount of deferred revenue relates to the Company’s settlement with Vermillion.

The Company had total unearned revenue of $148,241 as of December 31, 2015. The long-term portion of unearned revenue represents the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to seven years.

The expected future annual recognition of revenue is as follows:

2016	$43,388
2017	43,388
2018	43,388
2019	18,077
Total expected future annual amortization	$148,241

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note C – PATENTS

The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery.

The cost and accumulated amortization as of December 31, 2015 and 2014 are as follows:

	2015	2014
Cost of Patents	$3,985,794	$3,985,794
Accumulated Amortization	(3,044,728)	(2,782,009)
Patents, Net of Amortization	$941,066	$1,203,785

Amortization charged to operations for each of the years ended December 31, 2015 and 2014 was $262,719.  The weighted average remaining amortization period for patents at December 31, 2015 is 3.60 years.  Estimated amortization expense for the next three years is $262,719 per year.

Note D – INVESTMENTS

   On March 27, 2007, the Company and an investment partner formed SVM Capital, LLC (“SVM Capital”) as an equity investment for purposes of utilizing SVM as a quantitative investment management technique.  The Company owns 45% of the membership interest and has significant influence with the operation of the entity but does not have control over the entity. The Company does not have any obligation to fund or provide support to SVM Capital.  Accordingly, the investment is accounted for using the equity method of accounting.  The Company’s initial investment was $5,000 and the license to use the SVM technology applied to financial markets.  The carrying value of this investment was zero as of December 31, 2015 and 2014.

Note E – LICENSE FEES EXPENSE - LUCENT AGREEMENT

Effective September 26, 2004, the Company was assigned a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”).  The patent license agreement was associated with the patents acquired July 30, 2004. The Company agreed to pay royalty fees to Lucent in the amount of the greater of an annual fee of $10,000 or at the rate of five percent (5%) on each licensed product which is sold, leased, or put into use by the Company, until cumulative royalties equal $40,000 and at the rate of one percent (1%) subsequently.  The license granted will continue for the entire unexpired term of Lucent’s patents.  During 2014, the Company paid $6,095 in royalty fees to Lucent. The Lucent patents expired in July 2014, and therefore the license agreement with Lucent expired. The Company is no longer required to make royalty payments to Lucent.

Note F – INCOME TAXES

The Company has incurred net losses since inception, and we have determined that it is more likely than not we will be unable to benefit in the future from the accumulated net operating loss (“NOL”).  Consequently, we have not recorded any U.S. federal or state income tax expense or benefit.  We have not recorded income tax expense or benefit for the fiscal years ending December 31, 2015 or 2014 due to a full valuation allowance for any NOL’s that would have been generated or used.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note F – INCOME TAXES, continued

The following items comprise the Company’s net deferred tax assets (liabilities) as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating losses	$8,026,288	$7,877,660
Deferred revenue	50,402	65,154
Stock compensation	410,550	55,991
Deferred tax asset	8,487,240	7,998,805

Deferred tax liabilities:
Depreciation and amortization	(4,007)	(4,007)
Unrealized gain	(39,413)	(80,956)
Deferred tax liability	(43,420)	(84,963)

Net deferred tax asset	8,443,820	7,913,842
Less valuation allowance	(8,443,820)	(7,913,842)
Net deferred taxes	$-	$-

For the year ended December 31, 2015, an increase in the valuation allowance of $529,978 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ended December 31, 2015 and 2014, as follows:

	2015	2014
Total benefit computed by:
Applying the U.S. Federal statutory rate	(34)%	(34)%
State income taxes, net of federal tax benefit	(3)%	(3)%
Valuation allowance	37%	37%
Effective tax rate	-	-

The Company has unused net operating loss carry-forwards of approximately $23.6 million that are available to offset future income tax expense. The net operating losses will begin to expire in 2020.

Based on its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  The Company’s evaluation was performed for all tax years, which remain subject to examination and adjustment, by major tax jurisdictions as of December 31, 2015. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2012.

Note G – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company does not own any real property.  The Company leases approximately 350 square feet of office space in Atlanta, Georgia, pursuant to a month-to-month lease dated April 1, 2013. The Company currently pays base rent in the amount of $600 per month.

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

On February 23, 2015, the FTC notified the Company of its approval, by a vote of 4-1, to accept an Agreement Containing Consent Order (“Agreement”). This Agreement was for settlement purposes only. The Company neither admits nor denies any of the allegations, except as specifically stated in the Agreement. The Company believes the effort to contest this matter with the FTC would have required funds greater than the Company had at its disposal.

The Agreement , among other things, bars the Company from claiming that any device detects or diagnoses melanoma or its risk factors, or increases users’ chances of early detection, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. The Agreement also prohibits the Company from making any other misleading or unsubstantiated claims about a device’s health benefits or efficacy, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. Finally, the Company was required to pay $17,693 to the FTC. The Company made this payment on April 16, 2015. This amount is included as Settlement Expense in the accompanying statements of operations.

The Company’s balance sheet for the year ended December 31, 2014 reflected accounts payable of approximately $239,910 for professional services.  In an effort to conserve cash, the Company negotiated with certain of the service providers regarding potential reduction of the amount billed. During the quarter ended September 30, 2015, the Company and the service providers successfully renegotiated the amounts owed and as a result, the Company recorded a decrease in accounts payables of $121,504.

The Company is subject to various claims primarily arising in the normal course of business.  Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS

Information about options and warrants outstanding for 2015 and 2014 is summarized below:

Number of Warrants and Options Issued	2015	Weighted Average Exercise Price	2014	Weighted Average Exercise Price
Outstanding beginning of year	19,390,000	$0.034	13,500,000	$0.050
Granted	27,360,000	0.030	6,640,000	0.030
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired un-exercised	-	-	(750,000)	0.080
Outstanding end of the year	46,750,000	$0.032	19,390,000	$0.034
Exercisable December 31	39,916,668	$0.032	13,723,335	$0.034

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note H – STOCK COMPENSATION AND EQUITY BASED PAYMENTS, continued

The following schedule summarizes combined stock option and warrant information as of December 31, 2015.

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Warrants
$0.027	3,000,000	7.50	2,000,000	7.50
$0.030	34,000,000	8.50	34,000,000	8.50
$0.036	7,750,000	7.75	5,875,000	7.75
$0.040	1,000,000	2.00	1,000,000	2.00
$0.050	1,000,000	2.00	1,000,000	2.00
Total	46,750,000		39,916,668

As of December 31, 2015, there was $51,892 of unrecognized cost related to stock option and warrant grants.  The cost is to be recognized over the remaining vesting periods that average approximately nine months.  The weighted average remaining life of all outstanding warrants and options at December 31, 2015 are 7.5 years. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of December 31, 2015 was $6,000, based on the market closing price of $0.03 on December 31, 2015, less exercise prices.

Stock-based expense included in the 2015 net loss consisted of $68,283 in directors, employees and consultants option expenses for services. Specifically, director option expenses were $33,198 and common stock issued for service expenses related to employees and consultants were $35,085. During 2014, stock-based expense included in the net income consisted of $73,766. Specifically, director option expenses were $33,199 and option expenses related to employees and consultants were $40,567.

The following table reflects stock-based compensation and expense recorded in 2015 and 2014:

	2015	2014
Director and consultant option expenses	$52,933	$58,416
Employee option expenses	15,350	15,350
Total stock compensation expenses	$68,283	$73,766

In connection with their election to the Board of Directors, on July 25, 2013, the Company granted to Mr. Henry Kaplan, Mr. Kevin Kowbel, and Mr. Eric Winger each an option to purchase 1,500,000 shares of the Company’s common stock. Upon his appointment to Interim Chief Executive Officer, Mr. Kowbel returned his options back to the Company. As a result, only the options for Messrs. Kaplan and Winger vest 250,000 shares every six months, have an exercise price of $0.027, and expire on July 25, 2023. The fair value of each option granted is $0.020 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.91%, an expected life of 5 years, and volatility of 98%. The aggregate computed fair value of these options is $60,124, and this amount is charged as an expense over the three-year vesting period. There is no expense related to Mr. Kowbel as he returned all of the options granted to him back to the Company.

In connection with his appointment to the Board of Directors in July 2013, on October 21, 2013, Mr. William F. Quirk, Jr. was granted an option to purchase 1,500,000 shares of the Company’s common stock. This option grant is consistent with what has been granted to other board members. The options vest 250,000 shares every six months, have an exercise price of $0.036, and expire on October 21, 2023. The non-cash charge of $39,471 for the fair value of these options will be recognized as an expense over the three-year vesting period.

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

Dividends have been accrued for the Series B Preferred Stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) Common Stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company. During the first quarter of 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of Common Stock. The remaining accrued dividend is recorded as a current liability in the amount of $206,637 as of December 31, 2015.

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2014 and 2015, the Company had issued a total of 6,640,000 and 30,000,000 preferred shares, respectively. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $560,732. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.022 each using the Black Scholes Method.

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

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of December 31, 2015, 4,000,000 shares of this offering were sold and the Company received proceeds of $120,000. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants will be issued only if the Company has not attained profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.022 each using the Black Scholes Method.

Due to the warrant features that accompany the sale of the Company’s preferred and common shares, if all outstanding options and warrants were exercised, the Company would not have sufficient shares of common stock to meet the exercised options. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of December 31, 2015 was zero, based on the market closing price of $0.03 on December 31, 2015, less exercise prices. The Company will need to increase the authorized shares of common stock in order to satisfy the options and warrants if the holders exercise the outstanding options and warrants.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from the December 31, 2014 to December 31, 2015 is an unrecognized loss of $123,161 for the remaining 18,000 shares held and is classified as other expense under the caption Unrealized Loss on Available for Sale Securities in the accompanying statements of operations. There are three levels of investments in the fair value hierarchy that assesses a company's assets based on the degree of certainty around the asset's underlying value. Level 1 asset can be valued with certainty because they are liquid and have clear market prices. At the other end of the spectrum, Level 3 assets are illiquid and estimating their value requires inputs that are unobservable and reflect management assumptions. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheet and the fair value is considered a Level 1 investment in the fair value hierarchy. The December 31, 2015 fair value of the investment of $141,978 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

During 2015, the Company sold 68,900 shares of NeoGenomics and received proceeds in the amount of $331,465. These transactions resulted in the Company recognizing a Realized Gain on the Sale of Available for Sale Securities in the accompanying statements of operations in the amount of $232,937 in the current period.

As of December 31, 2015, the Company held 18,000 shares of NeoGenomics stock as compared to 86,900 shares as of December 31, 2014. The initial 1,360,000 shares were acquired in January 2012 as a result of the NeoGenomics Master License Agreement.

Note K – SUBSEQUENT EVENTS

On February 8, 2016, the Company granted options to purchase 5,000,000 shares of the Company’s common stock to a group of employees and consultants in recognition of their efforts to lower the Company’s monthly expenditures and compensation and their continuing contributions to the Company. The options vest over a two-year period, have an exercise price of $.03, and expire on February 8, 2026. Within the group of 5,000,000 options, the Company’s Vice President, Mark A. Moore, Ph.D., received an option to purchase 500,000 shares of the Company’s common stock and the Company’s Senior Vice President, Hong Zhang, Ph.D., received an option to purchase 1,250,000 shares of the Company’s common stock. The non-cash charge of $109,721 for the fair value of these options will be recognized as an expense over the two-year vesting period. Because these options exceed the amount of common shares available if the holders exercise the previously issued outstanding options and warrants, The Company will need to increase the authorized shares of common stock in order to satisfy these options. Furthermore, the Company will record an increase in the common stock warrants liability during the first quarter of 2016.

Note L – FINANCIAL CONDITION AND GOING CONCERN

The Company has prepared its financial statements on a “going concern” basis, which presumes that it will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.

The Company’s ability to continue as a going concern is dependent upon our licensing arrangements with third parties, achieving profitable operations, obtaining additional financing and successfully bringing the Company’s technologies to the market.  The outcome of these matters cannot be predicted at this time.  The Company’s financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that might be necessary should the Company be unable to continue in business.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements, continued

Note L – FINANCIAL CONDITION AND GOING CONCERN, continued

If the going concern assumption was not appropriate for the Company’s financial statements then adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.  Such adjustments may be material.

At December 31, 2015 the Company had $417,208 cash on hand along with its investment in NeoGenomics stock available for sale securities worth $141,978. As a result, the Company estimates cash will be depleted by the end of 2016 if the Company does not generate sufficient cash to support operations.

The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through its relationship with NeoGenomics, providing services related to those patents, selling its NeoGenomics stock, and obtaining additional equity or debt financing. Specifically, the Company expects to begin receiving revenue from commercialization of the flow cytometry service and prostate tests developed as a part of the NeoGenomics relationship.

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

The Company believes the funds received from the Series C Preferred Stock offering, along with disciplined expense management, will allow the Company to maintain operations until the end of 2016. While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.

