Form 10-Q
period 2016-03-31
HEALTH DISCOVERY CORP
filed 2016-05-23
CIK 1141788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 23, 2016

Common Stock, no par value	271,718,989

Series A Preferred Stock	0

Series B Preferred Stock	0

Series C Preferred Stock	30,000,000

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current Assets
Cash	$406,455	$417,208
Investment in Available For Sale Securities (Note G)	121,434	141,978

Total Current Assets	527,889	559,186

Equipment, Less Accumulated Depreciation of $60,885 and $60,690 as of March 31, 2016 and December 31, 2015, respectively	-	195

Other Assets
Patents, Less Accumulated Amortization of $3,110,408 and $3,044,728 as of March 31, 2016 and December 31, 2015, respectively	875,386	941,066

Total Assets	$1,403,275	$1,500,447

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities
Accounts Payable - Trade	$100,662	$37,633
Dividends Payable	206,637	206,637
Deferred Revenue	43,388	43,388
Common Stock Warrants Liability (Note D)	1,280,080	339,268

Total Current Liabilities	1,630,767	626,926

Long Term Liabilities
Deferred Revenue	94,005	104,853

Total Liabilities	1,724,772	731,779

Stockholders’ (Deficit) Equity
Series C Preferred Stock, Convertible, 30,000,000 Shares Authorized; 30,000,000 Issued and Outstanding March 31, 2016 and December 31, 2015	560,732	560,732
Common Stock, No Par Value, 300,000,000 Shares Authorized; 271,718,989 Shares Issued and Outstanding March 31, 2016; 268,718,989 Shares Issued and Outstanding December 31, 2015	27,522,571	27,410,930
Accumulated Deficit	(28,404,800)	(27,202,994)

Total Stockholders’ (Deficit) Equity	(321,497)	768,668

Total Liabilities and Stockholders’ (Deficit) Equity	$1,403,275	$1,500,447

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(unaudited)

For the Three Months Ended March 31, 2016 and 2015

	2016	2015

Revenues:
Licensing & Development	$10,971	$10,847

Operating Expenses:
Amortization	65,680	65,680
Professional and Consulting Fees	80,911	67,633
Legal Fees	9,000	18,317
Research & Development Fees	9,000	13,813
Compensation	50,920	46,757
Other General and Administrative Expenses	35,911	31,980
Total Operating Expenses	251,422	244,180

Loss From Operations	(240,451)	(233,333)

Other Income (Expense)
Unrealized Loss on Available for Sale Securities (Note G)	(20,544)	(102,026)
Realized Gain on Available for Sale Securities (Note G)	-	133,957
Other Expense – Change in Warrants Liability (Note D)	(940,812)	-
Settlement Expense	-	(17,693)
Other Income (Expense), net	(931,356)	14,238

Net Loss	$(1,201,807)	$(219,095)

Weighted Average Outstanding Shares (basic and diluted)	269,718,989	264,718,989

Net Loss Per Share (basic and diluted)	$(0.0045)	$(0.0008)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2016 and 2015

	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(1,201,807)	$(219,095)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Stock-based Compensation for Employees	5,437	3,837
Stock-based Compensation for Directors and Consultants	16,205	13,234
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	-	(133,957)
Unrealized Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	20,544	102,026
Increase in Warrants Liability (Note D)	940,812	-
Depreciation and Amortization	65,875	66,021
Decrease in Accounts Receivable	-	1,969
Decrease in Deferred Revenue	(10,848)	(10,846)
Increase in Accounts Payable – Trade	63,029	79,880
Net Cash Used in Operating Activities	(100,753)	(96,931)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	-	198,164
Net Cash Provided by Investing Activities	-	198,164

Cash Flows From Financing Activities:
Proceeds from Common Stock Issuance	90,000	-
Net Cash Provided by Financing Activities	90,000	-

Net (Decrease) Increase in Cash	(10,753)	101,233

Cash, at Beginning of Period	417,208	7,642

Cash, at End of Period	$406,455	$108,875

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements. The Company had total unearned revenue of $137,393 as of March 31, 2016. Unearned revenue of $43,388 is recorded as current and $94,005 is classified as long-term.

Note C - NET LOSS PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, potentially dilutive shares are not included in the calculation of diluted EPS as those shares would create an anti-dilutive result.

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months ended March 31, 2016 consisted of $21,642 for stock options granted to employees, directors, and consultants. Stock-based expense included in our net loss for the three months ended March 31, 2015 was $17,071 for stock options granted to directors, officers and consultants.

As of March 31, 2016, there was $139,971 of unrecognized cost related to stock option grants.  The cost is to be recognized over the remaining vesting periods that average approximately 1.5 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS, continued

On February 8, 2016, the Company granted options to purchase 5,000,000 shares of the Company’s common stock to a group of employees and consultants in recognition of their efforts to lower the Company’s monthly expenditures and compensation and their continuing contributions to the Company. The options vest over a two-year period, have an exercise price of $.03, and expire on February 8, 2026. Within the group of 5,000,000 options, the Company’s Vice President, Mark A. Moore, Ph.D., received an option to purchase 500,000 shares of the Company’s common stock and the Company’s Senior Vice President, Hong Zhang, Ph.D., received an option to purchase 1,250,000 shares of the Company’s common stock. The fair value of each option granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.99%, an expected life of 5 years, and volatility of 96%. The aggregate computed value of these options is $109,271, and this amount will be charged as an expense over the two-year vesting period. Because these options exceed the amount of common shares available if the holders exercise the previously issued outstanding options and warrants, the Company will need to increase the authorized shares of common stock in order to satisfy these options.

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2015, the Company had issued a total of 30,000,000 preferred shares. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were issued during the three months ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. Because these contingency warrants exceed the amount of common shares available if the holders exercise the previously issued outstanding options and warrants, the Company will need to increase the authorized shares of common stock in order to satisfy these options. Furthermore, the Company has recorded an increase in the common stock warrants liability during the first quarter of 2016. The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%. The aggregate computed value of these warrants is $656,380.

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of March 31, 2016, 7,000,000 shares of this offering were sold. During the three month period ended March 31, 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were issued during the three months ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. Because these warrants exceed the amount of common shares available if the holders exercise the previously issued outstanding options and warrants, the Company will need to increase the authorized shares of common stock in order to satisfy these options. Furthermore, the Company has recorded an increase in the common stock warrants liability during the first quarter of 2016. The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%. The aggregate computed value of these warrants is $284,432.

As of March 31, 2016, there were 91,750,000 option and warrant shares outstanding with a weighted average exercise price of $0.032.

The following schedule summarizes combined stock option and warrant information as of March 31, 2016:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Options and Warrants
$0.027	3,000,000	7.25	2,500,000	7.25
$0.030	72,000,000	9.75	67,000,000	9.75
$0.036	7,750,000	7.50	5,916,668	7.50
$0.040	1,000,000	1.75	1,000,000	1.75
$0.050	1,000,000	1.75	1,000,000	1.75
$0.060	7,000,000	10.00	7,000,000	10.00
Total	91,750,000		84,416,668

The weighted average remaining life of all outstanding warrants and options at March 31, 2016 are 9.75 years. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of March 31, 2016 was $7,500, based on the market closing price of $0.03 on March 31, 2016, less exercise prices.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are capitalized as patent assets. The Company has recorded as other assets $875,386 in patents and patent related costs, net of $3,110,408 in accumulated amortization, at March 31, 2016.

Amortization charged to operations for the three months ended March 31, 2016 and 2015 was $65,680 in both years. Estimated amortization expense for the next three years is $262,720 per year. Estimated amortization expense for the fourth year is $152,906 and no amortization expense for the fifth year.

Note F – STOCKHOLDERS’ EQUITY

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2015, the Company had issued a total of 30,000,000 preferred shares. The Series C Preferred Shares were fully subscribed in the third quarter of 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were issued during the three month period ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%. The aggregate computed value of these warrants is $656,380.

The Series C Preferred Stock has not been registered under either federal or state securities laws and must be held until a registration statement covering such securities is declared effective by the Securities and Exchange Commission or an applicable exemption applies.

Each share of Series C Preferred Stock may be converted into one share of Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder, so long as the Company has a sufficient number of authorized shares to allow for the exercise of all of its outstanding warrants and options. The Shares of Series C Preferred Stock must be converted into Common Stock of the Company either by the demand by the shareholder or at the fifth anniversary of the date of issuance. If the Company were to be dissolved, the Series C Preferred Stock receives preferential treatment over Common Stock.

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of March 31, 2016, 7,000,000 shares of this offering have been sold. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were issued during the three month period ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days. The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%.

Due to the warrant features that accompany the sale of the Company’s preferred and common shares, if all outstanding options and warrants were exercised, the Company would not have sufficient shares of common stock to meet the exercised options. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of March 31, 2016 was $7,500, based on the market closing price of $0.03 on March 31, 2016, less exercise prices. The Company will need to increase the authorized shares of common stock in order to satisfy the options and warrants if the holders exercise the outstanding options and warrants.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2015 to March 31, 2016 is an unrecognized loss of $20,544 for the remaining 18,000 shares held and is classified as other expense under the caption Unrealized Loss on Available for Sale Securities in the accompanying statements of operations. There are three levels of investments in the fair value hierarchy that assesses a company’s assets based on the degree of certainty around the asset’s underlying value. A Level 1 asset can be valued with certainty because they are liquid and have clear market prices. At the other end of the spectrum, Level 3 assets are illiquid and estimating their value requires inputs that are unobservable and reflect significant management assumptions. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheets and the fair value is considered a Level 1 investment in the fair value hierarchy. The March 31, 2016 fair value of the investment of $121,434 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

As of March 31, 2016 and December 31, 2015, the Company held 18,000 shares of NeoGenomics stock. The initial 1,360,000 shares were acquired in January 2012 as a result of the NeoGenomics Master License Agreement.

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

At March 31, 2016, the Company had $406,455 cash on hand along with its investment in NeoGenomics stock classified as available for sale securities worth $121,434. As a result, the Company estimates cash will be depleted by the end of 2016 if the Company does not generate sufficient cash to support operations.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note I – FINANCIAL CONDITION AND GOING CONCERN, continued

The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through its relationship with NeoGenomics, providing services related to those patents, selling its NeoGenomics stock, and obtaining additional equity or debt financing. Specifically, the Company expects to begin receiving revenue by the end of 2016 from commercialization of the flow cytometry service and prostate tests developed as a part of the NeoGenomics relationship.

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

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of March 31, 2016, 7,000,000 shares of this offering were sold. During the three month period ended March 31, 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds.

The Company believes the funds received from the Series C Preferred Stock offering and private placement, along with disciplined expense management, will allow the Company to maintain operations until the end of 2016. While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.

Note J – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards (“ASU”) 2016-02, Leases.  This standard update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its financial statements.

                In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This standard update provides guidance for balance sheet classification of deferred taxes. This standard requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount on the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual period.  The Company is currently evaluating the impact that adopting ASU 2015-17 will have on its financial statements.

Note K – ACCOUNTING POLICIES

Patents

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the costs capitalized to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2016, the Company does not believe there has been any impairment of its patents.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note K – ACCOUNTING POLICIES, continued

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

Note L – SUBSEQUENT EVENTS

On May 17, 2016, the Company held its Annual Shareholder’s Meeting. One of the proposals presented by the Company in its proxy statement was an approval to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000. This proposal received a majority of votes.

In connection with their election to the Board of Directors, on May 17, 2016, the Company granted to Mr. Henry Kaplan, Mr. Kevin Kowbel, Mr. George McGovern, and Mr. William Quirk each an option to purchase 1,500,000 shares of the Company’s common stock. As a result, the options for Messrs. Kaplan, Kowbel, McGovern and Quirk vest 250,000 shares every six months, have an exercise price of $0.035, and expire on May 17, 2026. The fair value of each option granted is $0.0265 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.89%, an expected life of 5 years, and volatility of 102%. The aggregate computed value of these options is $159,038, and this amount will be charged as an expense over the three-year vesting period.

Additionally, in recognition of his leadership as Chairman of the Board of Directors and CEO, on May 17, 2016, the Company granted to Mr. Kevin Kowbel an option to purchase 3,000,000 shares of the Company’s common stock. As a result, the options for Mr. Kowbel vest immediately, have an exercise price of $0.035, and expire on May 17, 2026. The fair value of each option granted is $0.0265 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.89%, an expected life of 5 years, and volatility of 102%. The aggregate computed value of these options is $79,519, and this amount will be charged as an expense during the second quarter of 2016.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

Intellectual Property Developments

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

The Company now holds the exclusive rights to 53 issued U.S. and foreign patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets. The Company also has 8 pending U.S. and foreign patent applications covering uses of the SVM technology as well as diagnostic methods that have been discovered using the SVM technology. A reduction in the total number of issued and pending patents during 2015 resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse. In addition, a few U.S. patents that were either near the ends of their terms and/or had parallel applications with broader claims in force were allowed to expire. In addition, significant changes in the U.S. Patent Laws relating to the eligibility of certain subject matter for patent protection influenced the Company’s decision to abandon a few of its pending U.S. applications. This in turn reduced the Company’s total expenses for patent maintenance.

Intel Update

The Company’s patent application that was submitted to provoke an interference with Intel’s Patent No. 7,685,077 remains pending. The application file has been transferred to the U.S. Patent Office’s Interference Division, which reportedly has a significant backlog, and is not likely to be acted on for quite some time.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Revenue

For the three months ended March 31, 2016, revenue was $10,971 compared with $10,847 for the three months ended March 31, 2015. The revenue earned during the first quarter in 2016 and 2015 is related to the revenue recognition of the Vermillion settlement.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended March 31, 2016 and 2015. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $80,911 for the three months ended March 31, 2016, compared with $67,633 for the same 2015 period. These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees. The increase was due to higher patent filing and maintenance costs.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Legal fees decreased with fees totaling $9,000 during the three months ended March 31, 2016 and $18,317 during the same period in 2015. The decrease was related to the elimination of legal costs related to the Company’s resolution of the FTC matter in the first quarter 2015 caused by previous management teams.

Research and development fees were $9,000 for the three months ended March 31, 2016 and $13,813 for the same period in 2015. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $50,920 for the three months ended March 31, 2016 was higher than the $46,757 reported for the comparable 2015 period. The increase is attributed to costs related to employee option awards.

Other general and administrative expense increased to $35,911 for the three months ended March 31, 2016, compared to $31,980, for the same period in 2015. This increase was due to expenses related to the hiring of an investors relation firm for the Company.

Loss from Operations

The loss from operations for the three months ended March 31, 2016 was $240,451, compared to $233,333 for the three months ended March 31, 2015. The increase was due to an increase in expenses as described above.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the three month period ended March 31, 2016, the change in the NeoGenomics stock fair value decreased by $20,544, which is recorded as other income (expense) in the statements of operations. During the same three month period in 2015, the change in the NeoGenomics stock fair value decreased by $102,026.

Because the Company issued warrants exceeding the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company has recorded an increase in the common stock warrants liability of $940,812 during the three month period ended March 31, 2016.

As a result of the settlement with the FTC over actions by previous management, the Company recognized a settlement expense of $17,693 during the first quarter 2015.

Net Loss

The net loss for the three months ended March 31, 2016 was $1,201,807 compared to net loss of $219,095 for the three months ended March 31, 2015. The increase was due primarily to the increase in common stock warrant liability.

Loss per share was $0.0045 for the three-month period ended March 31, 2016 compared to loss per share of $0.0008 for the quarterly period ended March 31, 2015.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

At March 31, 2016, the Company had $406,455 in cash and total current liabilities of $1,630,767. The primary amount of current liabilities relates to $1,280,080 in common stock warrants liability. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics stock has increased in value since the initial acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result, we will not have sufficient resources to meet all of our current obligations unless the Company is able to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. During the three month period ended March 31, 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds. None of these options are definitive and there is no guarantee the Company will be successful in these fund raising efforts. The Company estimates cash will be depleted by the end of 2016 unless the Company is able to raise additional capital.

At March 31, 2016, the Company had no contractual obligations that require disclosure.

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

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2015.

HEALTH DISCOVERY CORPORATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended March 31, 2016, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, because of the Company’s internal control weakness, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2015 due to an inadequate segregation of duties resulting from our small number of employees.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

HEALTH DISCOVERY CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2015, the Company had issued a total of 30,000,000 preferred shares. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000, of which $568,000 was received in the period ended September 30, 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were issued during the three month period ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.0219 each using the Black Scholes Method.

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

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of March 31, 2016, 7,000,000 shares of this offering were sold. During the three month period ended March 31, 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were issued during the three months ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 17, 2016, the Company held its Annual Shareholder’s Meeting. One of the proposals presented by the Company in its proxy statement was an approval to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000. This proposal received a majority of votes.

In connection with their election to the Board of Directors, on May 17, 2016, the Company granted to Mr. Henry Kaplan, Mr. Kevin Kowbel, Mr. George McGovern, and Mr. William Quirk each an option to purchase 1,500,000 shares of the Company’s common stock. As a result, the options for Messrs. Kaplan, Kowbel, McGovern and Quirk vest 250,000 shares every six months, have an exercise price of $0.035, and expire on May 17, 2026. The fair value of each option granted is $0.0265 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.89%, an expected life of 5 years, and volatility of 102%. The aggregate computed value of these options is $159,038, and this amount will be charged as an expense over the three-year vesting period.

Additionally, in recognition of his leadership as Chairman of the Board of Directors and CEO, on May 17, 2016, the Company granted to Mr. Kevin Kowbel an option to purchase 3,000,000 shares of the Company’s common stock. As a result, the options for Mr. Kowbel vest immediately, have an exercise price of $0.035, and expire on May 17, 2026. The fair value of each option granted is $0.0265 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.89%, an expected life of 5 years, and volatility of 102%. The aggregate computed value of these options is $79,519, and this amount will be charged as an expense during the second quarter of 2016.

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

Health Discovery Corporation
Registrant

Date: May 23, 2016	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer