Form 10-Q
period 2016-06-30
HEALTH DISCOVERY CORP
filed 2016-08-22
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of August 22, 2016

Common Stock, no par value	271,718,989

Series A Preferred Stock	0

Series B Preferred Stock	0

Series C Preferred Stock	30,000,000

ii

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash	$288,217	$417,208
Investment in Available For Sale Securities (Note G)	144,834	141,978

Total Current Assets	433,051	559,186

Equipment, Less Accumulated Depreciation of $60,885 and $60,690 as of June 30, 2016 and December 31, 2015, respectively	-	195

Other Assets
Patents, Less Accumulated Amortization of $3,176,088 and $3,044,729 as of June 30, 2016 and December 31, 2015, respectively	809,706	941,066

Total Assets	$1,242,757	$1,500,447

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable - Trade	$114,330	$37,633
Dividends Payable	206,637	206,637
Deferred Revenue	43,388	43,388
Common Stock Warrants Liability (Note D)	-	339,268

Total Current Liabilities	364,355	626,926

Long Term Liabilities
Deferred Revenue	83,159	104,853

Total Liabilities	447,514	731,779

Stockholders' Equity
Series C Preferred Stock, Convertible, 30,000,000 Shares Authorized; 30,000,000 Issued and Outstanding June 30, 2016 and December 31, 2015	900,000	560,732
Common Stock, No Par Value, 450,000,000 Shares Authorized; 271,718,989 Shares Issued and Outstanding June 30, 2016; 268,718,989 Shares Issued and Outstanding December 31, 2015	28,838,308	27,410,930
Accumulated Deficit	(28,943,065)	(27,202,994)

Total Stockholders' Equity	795,243	768,668

Total Liabilities and Stockholders' Equity	$1,242,757	$1,500,447

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues:
Licensing & Development	$10,847	$10,857	$21,818	$21,704

Operating Expenses:
Amortization	65,680	65,680	131,360	131,360
Professional and Consulting Fees	40,515	30,778	121,426	98,411
Legal Fees	6,000	10,040	15,000	28,357
Research & Development Fees	9,000	9,000	18,000	22,813
Compensation	125,937	47,582	176,856	94,337
Other General and Administrative Expenses	69,580	51,230	105,493	83,210
Total Operating Expenses	316,712	214,310	568,135	458,488

Loss From Operations	(305,865)	(203,453)	(546,317)	(436,784)

Other Income (Expense)
Unrealized Gain (Loss) on Available for Sale Securities (Note G)	23,400	(40,763)	2,856	(142,789)
Realized Gain on Available for Sale Securities (Note G)	-	71,788	-	205,745
Other Expense – Change in Warrants Liability (Note D)	(255,800)	-	(1,196,612)	-
Settlement Expense	-	-	-	(17,693)
Other Income (Expense), net	(232,400)	31,025	(1,193,756)	45,263

Net Loss	$(538,265)	$(172,428)	$(1,740,073)	$(391,521)

Weighted Average Outstanding Shares (basic and diluted)	271,718,989	264,718,989	270,718,989	264,718,989

Net Loss Per Share (basic and diluted)	$(0.0020)	$(0.0007)	$(0.0064)	$(0.0015)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30, 2016 and 2015

	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(1,740,073)	$(391,521)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based Compensation for Employees	93,594	7,674
Stock-based Compensation for Directors and Consultants	47,174	26,466
Realized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	-	(205,745)
Unrealized (Gain) Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(2,856)	142,789
Increase in Warrants Liability (Note D)	1,196,612	-
Depreciation and Amortization	131,555	131,896
Decrease in Accounts Receivable	-	1,969
Decrease in Deferred Revenue	(21,694)	(21,693)
Increase in Accounts Payable – Trade	76,697	35,083
Net Cash Used in Operating Activities	(218,991)	(273,082)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	-	295,765
Net Cash Provided by Investing Activities	-	295,765

Cash Flows From Financing Activities:
Proceeds from Common Stock Issuance	90,000	-
Net Cash Provided by Financing Activities	90,000	-

Net (Decrease) Increase in Cash	(128,991)	22,683

Cash, at Beginning of Period	417,208	7,642

Cash, at End of Period	$288,217	$30,325

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements. The Company had total unearned revenue of $126,547 as of June 30, 2016. Unearned revenue of $43,388 is recorded as current and $83,159 is classified as long-term.

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

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months and six months ended June 30, 2016 was $119,125 and $140,768 respectively, for stock options granted to employees, directors, and consultants. Stock-based expense included in our net loss for the three months and six months ended June 30, 2015 was $17,071 and $34,140 respectively.

As of June 30, 2016, there was $259,121 of unrecognized cost related to stock option grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.5 years.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS, continued

In connection with their election to the Board of Directors, on May 17, 2016, the Company granted to Mr. Henry Kaplan, Mr. Kevin Kowbel, Mr. George McGovern, and Mr. William Quirk each an option to purchase 1,500,000 shares of the Company’s common stock. The options for Messrs. Kaplan, Kowbel, McGovern and Quirk vest 250,000 shares every six months, have an exercise price of $0.035, and expire on May 17, 2026. The fair value of each option granted is $0.0265 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.89%, an expected life of 5 years, and volatility of 102%. The aggregate computed fair value of these options is $158,756, and this amount will be charged as an expense over the three-year vesting period.

Additionally, in recognition of his leadership as Chairman of the Board of Directors and CEO, on May 17, 2016, the Company granted to Mr. Kevin Kowbel an option to purchase 3,000,000 shares of the Company’s common stock. The options for Mr. Kowbel vest immediately, have an exercise price of $0.035, and expire on May 17, 2026. The fair value of each option granted is $0.0265 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.89%, an expected life of 5 years, and volatility of 102%. The aggregate computed fair value of these options is $79,519, and this amount was charged as an expense during the second quarter of 2016.

On February 8, 2016, the Company granted options to purchase 5,000,000 shares of the Company’s common stock to a group of employees and consultants in recognition of their efforts to lower the Company’s monthly expenditures and compensation and their continuing contributions to the Company. The options vest over a two-year period, have an exercise price of $.03, and expire on February 8, 2026. Within the group of 5,000,000 options, the Company’s Vice President, Mark A. Moore, Ph.D., received an option to purchase 500,000 shares of the Company’s common stock and the Company’s Senior Vice President, Hong Zhang, Ph.D., received an option to purchase 1,250,000 shares of the Company’s common stock. The fair value of each option granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.99%, an expected life of 5 years, and volatility of 96%. The aggregate computed value of these options is $109,271, and this amount will be charged as an expense over the two-year vesting period. Because at the time of issuance, these options exceed the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company needed to increase the authorized shares of common stock in order to satisfy these options. The shareholders of the Company approved this increase in authorized shares on May 17, 2016.

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2015, the Company had issued a total of 30,000,000 preferred shares. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were issued during the three months ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. Because at the time of issuance, these warrants exceed the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company needed to increase the authorized shares of common stock in order to satisfy these options. The shareholders of the Company approved this increase in authorized shares on May 17, 2016. The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%.

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of March 31, 2016, 7,000,000 shares of this offering were sold. During the three and six month periods ended March 31, 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were issued during the three months ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. Because at the time of issuance, these warrants exceeded the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company needed to increase the authorized shares of common stock in order to satisfy these options. The shareholders of the Company approved this increase in authorized shares on May 17, 2016. The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS, continued

Furthermore, as a result of the Company issuing options and warrants which exceeded the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company recorded an increase in the common stock warrants liability during the first quarter of 2016 of $940,812 and $255,800 during the second quarter of 2016.

As previously disclosed above, the Company had issued options and warrants which exceeded the amount of common shares available if the holders exercised all of the previously issued outstanding options and warrants. This created a common stock warrant liability for the Company. During the first quarter, based upon the trading price of the Company’s common stock, this liability increased to $940,812 and during the second quarter of 2016 increased to $1,196,612. At the Annual Shareholder Meeting of the Company held on May 17, 2016, the shareholders approved an increase to the authorized shares of common and preferred stock. As a result, the Company has enough common stock available if the holders exercised all of the previously issued outstanding options and warrants. This resulted in there no longer being a common stock warrant liability for the Company. With the reduction in the common stock warrant liability, the Company increased the common stock value within the balance sheet.

As of June 30, 2016, there were 100,750,000 option and warrant shares outstanding with a weighted average exercise price of $0.033. The following schedule summarizes combined stock option and warrant information as of June 30, 2016:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Options and Warrants
$0.027	3,000,000	7.00	2,500,000	7.00
$0.030	72,000,000	9.50	67,000,000	9.50
$0.035	9,000,000	10.00	3,000,000	10.00
$0.036	7,750,000	7.25	6,833,335	7.25
$0.040	1,000,000	1.50	1,000,000	1.50
$0.050	1,000,000	1.50	1,000,000	1.50
$0.060	7,000,000	9.75	7,000,000	9.75
Total	100,750,000		88,333,335

The weighted average remaining life of all outstanding warrants and options at June 30, 2016 are 9.75 years. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of June 30, 2016 was zero, based on the market closing price of $0.0255 on June 30, 2016, less exercise prices.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $809,706 in patents and patent related costs, net of $3,176,089 in accumulated amortization, at June 30, 2016.

Amortization charged to operations for the three months and six months ended June 30, 2016 and 2015 was $65,680 and $131,360 in both years. Estimated amortization expense for the next three years is $262,720 per year. Estimated amortization expense for the fourth year is $152,906 and no amortization expense for the fifth year.

Note F – STOCKHOLDERS’ EQUITY

Series C Preferred Stock

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2015, the Company had issued a total of 30,000,000 preferred shares. The Series C Preferred Shares were fully subscribed in the third quarter of 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were issued during the three month period ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days or the warrants will expire.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days or the warrants will expire.  The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%. The aggregate fair value of these warrants is $656,380.

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

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of June 30, 2016, 7,000,000 shares of this offering have been sold. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were issued during the three month period ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days or the warrants will expire.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days or the warrants will expire.  The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2015 to June 30, 2016 is an unrecognized gain of $2,856 for the remaining 18,000 shares held and is classified as other expense under the caption Unrealized Gain (Loss) on Available for Sale Securities in the accompanying statements of operations. There are three levels of investments in the fair value hierarchy that assesses a company's assets based on the degree of certainty around the asset's underlying value. A Level 1 asset can be valued with certainty because they are liquid and have clear market prices. At the other end of the spectrum, Level 3 assets are illiquid and estimating their value requires inputs that are unobservable and reflect significant management assumptions. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheets and the fair value is considered a Level 1 investment in the fair value hierarchy. The June 30, 2016 fair value of the investment of $144,834 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

As of June 30, 2016 and December 31, 2015, the Company held 18,000 shares of NeoGenomics stock.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note I – FINANCIAL CONDITION AND GOING CONCERN

The Company has prepared its financial statements on a “going concern” basis, which presumes that it will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

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

At June 30, 2016, the Company had $288,217 cash on hand along with its investment in NeoGenomics stock classified as available for sale securities worth $144,834. Also, at June 30, 2016, the Company had $364,355 in current liabilities. As a result, the Company estimates cash will be depleted by the end of 2016 if the Company does not generate sufficient cash to support operations.

The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through its relationship with NeoGenomics, providing services related to those patents, selling its NeoGenomics stock, and obtaining additional equity or debt financing. Specifically, the Company expects to begin receiving revenue from the commercialization of the flow cytometry service and prostate tests developed as a part of the NeoGenomics relationship in early 2017.

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of June 30, 2016, 7,000,000 shares of this offering had been sold. During the first quarter of 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note K –ACCOUNTING POLICIES

Patents

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the costs capitalized to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2016, the Company does not believe there has been any impairment of its patents.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called SVM and Fractal Genomic Modeling (FGM), as well as biomarkers that we discovered by applying our SVM and FGM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by over 60 patents that have been issued or are currently pending around the world.

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

If NeoGenomics has not generated $5.0 million of net revenue from products, services and sublicensing arrangements by January 2017, we may, at our option, revoke the exclusivity with respect to any one or more of the initial licensed products, subject to certain conditions. The Company does not expect NeoGenomics to generate $5.0 million of net revenue related from products, services and sublicensing arrangements by January 2017.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics completed Phase I of their research and published the results in 2014. Additionally, NeoGenomics completed Phase II of their prostate test validation in 2014. The results were largely the same as those published regarding Phase I. NeoGenomics continues working on this test, named NeoLAB™ Prostate – Liquid Alternative to Biopsy.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Revenue

For the three months ended June 30, 2016, revenue was $10,847 compared with $10,857 for the three months ended June 30, 2015. The revenue earned during the second quarter in 2016 and 2015 is related to the revenue recognition of the Vermillion settlement.

Operating and Other Expenses

Amortization expense was $65,680 for both the three months ended June 30, 2016 and 2015. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $40,515 for the three months ended June 30, 2016, compared with $30,778 for the same 2015 period. These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees. The increase was due to higher patent filing fees.

Legal fees decreased slightly with fees totaling $6,000 during the three months ended June 30, 2016 and $10,040 during the same period in 2015.

Research and development expense was $9,000 for both the three months ended June 30, 2016 and 2015. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $125,937 for the three months ended June 30, 2016 was higher than the $47,582 reported for the comparable 2015 period. The increase is attributed to the cost associated with option grants for employees.

Other general and administrative expense was at $69,580 for the three months ended June 30, 2016, compared to $51,230, for the same period in 2015. This increase was related to expenses associated with the Company holding its annual shareholder meeting in May 2016.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the three month period ended June 30, 2016, the change in the NeoGenomics stock fair value increased by $23,400, which is recorded as other income in the statements of operations. During the same three month period in 2015, the change in the NeoGenomics stock fair value increased by $31,025.

Because the Company issued warrants exceeding the amount of common shares available if holders exercised all of the previously issued outstanding options and warrants, the Company has recorded an increase in the common stock warrants liability of $255,800 during the three month period ended June 30, 2016.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Revenue

For the six months ended June 30, 2016, revenue was $21,818 compared with $21,704 for the six months ended June 30, 2015. The revenue earned is almost entirely related to the licensing revenue recognition for the Vermillion settlement.

Operating and Other Expenses

Amortization expense was $131,360 for both the six months ended June 30, 2016 and 2015. Amortization expense relates primarily to the costs associated with filing patent application and acquiring rights to the patents.

Professional and consulting fees were $121,426 for the six months ended June 30, 2016 compared with $98,411 for the same 2015 period. The increase was due to higher patent filing fees.

Legal fees totaled $15,000 during the six months ended June 30, 2016 compared to $28,357 during the same period in 2015.

Research and Development fees were $18,000 for the six months ended June 30, 2016 and $22,813 for the same period in 2015. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $176,856 for the six months ended June 30, 2016 was more than the $94,337 reported for the comparable 2015 period. The increase is attributed to the cost associate with option grants for employees.

Other general and administrative expenses increased to $105,493 for six months ended June 30, 2016 compared to $83,210 in 2015. This increase was related to expenses associated with the Company holding its annual shareholder meeting in May 2016.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the six month period ending June 30, 2016, the NeoGenomics stock fair value increased by $2,856, which is recorded as other income in the statements of operations. During the same period in 2015, the NeoGenomics stock increased by $62,956.

Because the Company issued warrants exceeding the amount of common shares available if holders exercised all of the previously issued outstanding options and warrants, the Company has recorded an increase in the common stock warrants liability of $1,196,612 during the six month period ended June 30, 2016.

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

At June 30, 2016, the Company had $288,217 in cash and total current liabilities of $364,355. The primary amount of current liabilities relates to $206,637 in dividends payable and $114,330 in accounts payable. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics stock has increased in value since the initial acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result, we will not have sufficient resources to meet all of our current obligations unless the Company is able to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. During the three month period ended March 31, 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds. None of these options are definitive and there is no guarantee the Company will be successful in these fund raising efforts. The Company estimates cash will be depleted by the end of 2016 unless the Company is able to raise additional capital.

At June 30, 2016, the Company had no contractual obligations that require disclosure.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended June 30, 2016, under the supervision and with the participation of our management, including our Interim Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, because of the Company’s internal control weakness, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2015, the Company had issued a total of 30,000,000 preferred shares. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000, of which $568,000 was received in the period ended September 30, 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were issued during the three month period ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days or the warrants will expire.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days or the warrants will expire.  The warrants were valued at $0.0219 each using the Black Scholes Method.

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

HEALTH DISCOVERY CORPORATION

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

Health Discovery Corporation
Registrant

Date: August 22, 2016	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

