Form 10-Q
period 2016-09-30
HEALTH DISCOVERY CORP
filed 2016-11-21
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 21, 2016

Common Stock, no par value	271,718,989

Series A Preferred Stock	0

Series B Preferred Stock	0

Series C Preferred Stock	30,000,000

ii

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash	$183,451	$417,208
Investment in Available For Sale Securities (Note G)	148,074	141,978

Total Current Assets	331,525	559,186

Equipment, Less Accumulated Depreciation of $60,885 and $60,690 as of September 30, 2016 and December 31, 2015, respectively	-	195

Other Assets
Patents, Less Accumulated Amortization of $3,241,769 and $3,044,729 as of September 30, 2016 and December 31, 2015, respectively	744,026	941,066

Total Assets	$1,075,551	$1,500,447

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable - Trade	$140,166	$37,633
Dividends Payable	206,637	206,637
Deferred Revenue	43,388	43,388
Common Stock Warrants Liability (Note D)	-	339,268

Total Current Liabilities	390,191	626,926

Long Term Liabilities
Deferred Revenue	72,312	104,853

Total Liabilities	462,503	731,779

Stockholders' Equity
Series C Preferred Stock, Convertible, 45,000,000 Shares Authorized; 30,000,000 Issued and Outstanding September 30, 2016 and December 31, 2015	900,000	560,732
Common Stock, No Par Value, 450,000,000 Shares Authorized; 271,718,989 Shares Issued and Outstanding September 30, 2016; 268,718,989 Shares Issued and Outstanding December 31, 2015	28,873,471	27,410,930
Accumulated Deficit	(29,160,423)	(27,202,994)

Total Stockholders' Equity	613,048	768,668

Total Liabilities and Stockholders' Equity	$1,075,551	$1,500,447

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues:
Licensing and Development	$10,847	$12,050	$32,665	$33,754

Operating Expenses:
Depreciation and Amortization	65,680	65,875	197,234	197,770
Professional and Consulting Fees	51,848	30,965	173,274	129,377
Legal Fees	6,225	9,000	21,225	37,357
Research and Development Fees	9,000	9,000	27,000	31,813
Compensation	56,179	48,328	233,035	142,665
Other General and Administrative Expenses	42,514	33,438	147,811	116,112
Total Operating Expenses	231,446	196,606	799,579	655,094

Loss From Operations	(220,599)	(184,556)	(766,914)	(621,340)

Other Income (Expense)
Unrealized Gain (Loss) on Available for Sale Securities (Note G)	3,240	(17,917)	6,096	(160,706)
Realized Gain on Available for Sale Securities (Note G)	-	27,192	-	232,937
Other Expense – Change in Warrants Liability (Note D)	-	-	(1,196,612)	-
Forgiveness on Payables (Note H)	-	121,503	-	121,503
Settlement Expense	-	-	-	(17,693)
Other Income (Expense), net	3,240	130,778	(1,190,516)	176,041

Net Loss	(217,359)	(53,778)	(1,957,430)	(445,299)

Net Loss Attributable to Common Stockholders	$(217,359)	$(53,778)	$(1,957,430)	$(445,299)

Weighted Average Outstanding Shares – basic and diluted	271,718,989	266,052,322	271,052,322	265,163,433

Net Loss Per Share – basic and diluted	$(0.0008)	$(0.0002)	$(0.0072)	$(0.0017)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(unaudited)

For the Nine Months Ended September 30, 2016 and 2015

	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(1,957,430)	$(445,299)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Stock-based Compensation for Employees	102,233	11,512
Stock-based Compensation for Directors and Consultants	73,698	39,700
Realized Gain on Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	-	(232,937)
Unrealized (Gain) Loss on Available for Sale Securities Measured in Accordance with the Fair Value Option (Note G)	(6,096)	160,706
Increase in Warrants Liability (Note D)	1,196,612	-
Depreciation and Amortization	197,234	197,770
Decrease in Accounts Receivable	-	1,969
Decrease in Deferred Revenue	(32,541)	(32,541)
Increase (Decrease) in Accounts Payable – Trade	102,533	(98,639)
Forgiveness on Accounts Payable – Trade	-	(121,503)
Increase in Available for Sale Securities	-	(1,294)

Net Cash Used in Operating Activities	(323,757)	(520,556)

Cash Flows From Investing Activities:
Proceeds from Sale of Available for Sale Securities (Note G)	-	331,465
Net Cash Provided by Investing Activities	-	331,465

Cash Flows From Financing Activities:
Proceeds from Common Stock Issuance	90,000	120,000
Proceeds from Series C Preferred Stock Issuance	-	568,000
Net Cash Provided by Financing Activities	90,000	688,000

Net (Decrease) Increase in Cash	(233,757)	498,909

Cash, at Beginning of Period	417,208	7,642

Cash, at End of Period	$183,451	$506,551

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Deferred revenue represents the unearned portion of payments received in advance for licensing and development agreements. The Company had total unearned revenue of $115,700 as of September 30, 2016. Unearned revenue of $43,388 is recorded as current and $72,312 is classified as long-term.

Note C - NET (LOSS) INCOME PER SHARE

Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Due to the net loss in all periods presented, potentially dilutive shares are not included in the calculation of diluted EPS, as those shares would create an anti-dilutive result.

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

Stock-based compensation expense included in our net loss for the three months and nine months ended September 30, 2016 was $35,163 and $175,931, respectively, for stock options granted to employees, directors, and consultants. Stock-based compensation expense included in our net loss for the three months and nine months ended September 30, 2015 was $17,071 and $51,212, respectively.

As of September 30, 2016, there was $192,993 of unrecognized cost related to stock option grants.  The cost is to be recognized over the remaining vesting periods that average approximately 2.25 years.

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

On February 8, 2016, the Company granted options to purchase 5,000,000 shares of the Company’s common stock to a group of employees and consultants in recognition of their efforts to lower the Company’s monthly expenditures and compensation and their continuing contributions to the Company. The options vest over a two-year period, have an exercise price of $.03, and expire on February 8, 2026. Within the group of 5,000,000 options, the Company’s Vice President, Mark A. Moore, Ph.D., received an option to purchase 500,000 shares of the Company’s common stock and the Company’s Senior Vice President, Hong Zhang, Ph.D., received an option to purchase 1,250,000 shares of the Company’s common stock. The fair value of each option granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.99%, an expected life of 5 years, and volatility of 96%. The aggregate computed fair value of these options is $109,271, and this amount will be charged as an expense over the two-year vesting period. Because at the time of issuance, these options exceeded the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company needed to increase the authorized shares of common stock in order to satisfy these options. The shareholders of the Company approved this increase in authorized shares on May 17, 2016.

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2015, the Company had issued a total of 30,000,000 preferred shares. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were issued during the three months ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. Because at the time of issuance, these warrants exceeded the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company needed to increase the authorized shares of common stock in order to satisfy these options. The shareholders of the Company approved this increase in authorized shares on May 17, 2016. The fair value of each warrant granted was $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%.

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of March 31, 2016, 7,000,000 shares of this offering were sold. During the three and six month periods ended March 31, 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were issued during the three months ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. Because at the time of issuance, these warrants exceeded the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company needed to increase the authorized shares of common stock in order to satisfy these options. The shareholders of the Company approved this increase in authorized shares on May 17, 2016. The fair value of each warrant granted was $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited) , continued

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

As previously disclosed above, the Company had issued options and warrants which exceeded the amount of common shares available if the holders exercised all of the previously issued outstanding options and warrants. This created a common stock warrant liability for the Company. During the first quarter, based upon the trading price of the Company’s common stock, this liability increased by $940,812 and during the second quarter of 2016 increased by $1,196,612. At the Annual Shareholder Meeting of the Company held on May 17, 2016, the shareholders approved an increase to the authorized shares of common and preferred stock. As a result, the Company has enough common stock available if the holders exercised all of the previously issued outstanding options and warrants. This resulted in there no longer being a common stock warrant liability for the Company. With the reduction in the common stock warrant liability, the Company increased the common stock value within the balance sheet.

As of September 30, 2016, there were 100,750,000 option and warrant shares outstanding with a weighted average exercise price of $0.033. The following schedule summarizes combined stock option and warrant information as of September 30, 2016:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Remaining Contractual Life (years) of Exercisable Options and Warrants
$0.027	3,000,000	6.75	3,000,000	6.75
$0.030	72,000,000	9.25	68,250,000	9.25
$0.035	9,000,000	9.75	3,000,000	9.75
$0.036	7,750,000	7.00	6,833,335	7.00
$0.040	1,000,000	1.25	1,000,000	1.25
$0.050	1,000,000	1.25	1,000,000	1.25
$0.060	7,000,000	9.50	7,000,000	9.50
Total	100,750,000		90,083,335

The weighted average remaining life of all outstanding warrants and options at September 30, 2016 are 9.35 years. The aggregate intrinsic value of all options and warrants outstanding and exercisable as of September 30, 2016 was $392,400, based on the market closing price of $0.0351 on September 30, 2016, less exercise prices.

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Legal costs associated with patent acquisitions and the application processes for new patents are also capitalized as patent assets. The Company has recorded as other assets $744,026 in patents and patent related costs, net of $ 3,241,769 in accumulated amortization, at September 30, 2016.

Amortization charged to operations for the three months and nine months ended September 30, 2016 and 2015 was $65,680 and $197,039 in both years. Estimated amortization expense for the next three years, including 2016, is $262,720 per year. Estimated amortization expense for the fourth year is $152,906 and no amortization expense for the fifth year.

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

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of September 30, 2016, 7,000,000 shares of this offering have been sold. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were issued during the three month period ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days or the warrants will expire.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days or the warrants will expire.  The fair value of each warrant granted is $0.0219 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.67%, an expected life of 5 years, and volatility of 96%.

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

The Company’s investment in NeoGenomics’ common stock is recorded on the accompanying balance sheets under the caption Investment in Available for Sale Securities. The carrying value of this investment on the date of acquisition approximated $1,945,000. The change in fair value from December 31, 2015 to September 30, 2016 is an unrealized gain of $6,096 for the remaining 18,000 shares held and is classified as other expense under the caption Unrealized Gain (Loss) on Available for Sale Securities in the accompanying statements of operations. There are three levels of investments in the fair value hierarchy that assesses a company's assets based on the degree of certainty around the asset's underlying value. A Level 1 asset can be valued with certainty because they are liquid and have clear market prices. At the other end of the spectrum, Level 3 assets are illiquid and estimating their value requires inputs that are unobservable and reflect significant management assumptions. The Company classifies its investment as an available for sale security presented as a trading security on the balance sheets and the fair value is considered a Level 1 investment in the fair value hierarchy. The September 30, 2016 fair value of the investment of $148,074 is for the remaining shares held and is calculated using the closing stock price of the NeoGenomics common stock at the end of the reporting period.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited) , continued

Note G – INVESTMENT IN AVAILABLE FOR SALE SECURITIES, continued

As of September 30, 2016 and December 31, 2015, the Company held 18,000 shares of NeoGenomics stock.

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

On February 23, 2015, the FTC notified the Company of its approval, by a vote of 4-1, to accept an Agreement Containing Consent Order (“Agreement”). This Agreement was for settlement purposes only. The Company neither admitted nor denied any of the allegations, except as specifically stated in the Agreement. The Company believed the effort to contest this matter with the FTC would require funds greater than the Company had at its disposal.

The Agreement does, among other things, bar the Company from claiming that any device detects or diagnoses melanoma or its risk factors, or increases users’ chances of early detection, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. The Agreement also prohibits the Company from making any other misleading or unsubstantiated claims about a device’s health benefits or efficacy, unless the representation is not misleading and supported by competent and reliable scientific evidence in the form of human clinical testing of the device. Finally, the Company was required to pay $17,693 to the FTC, which was accrued during the three month period ended March 31, 2015. This amount is included as Settlement Expense in the accompanying statements of operations for the nine-month period ended September 30, 2015.

The Company’s balance sheet for the year ended December 31, 2014 reflected an accrued liability of approximately $239,910 for professional services.  In an effort to conserve cash, the Company worked with several of the vendors regarding a portion of this amount by negotiating with the service providers regarding potential reduction of the amount billed. During the quarter ended September 30, 2015, the Company and the service providers negotiated the amounts owed and as a result, the Company recorded a decrease in accounts payables of $121,503. During the period ended September 30, 2016 there was no forgiveness on payables.

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

At September 30, 2016, the Company had $183,451 of cash on hand along with its investment in NeoGenomics stock classified as available for sale securities worth $148,074. Also, at September 30, 2016, the Company had $390,191 in current liabilities. As a result, the Company estimates cash will be depleted by the end of first quarter 2017 if the Company does not generate sufficient cash to support operations.

The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through finding new opportunities to license its technology, providing services related to those patents, selling its NeoGenomics stock, and obtaining additional equity or debt financing.

During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of September 30, 2016, 7,000,000 shares of this offering had been sold. During the first quarter of 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds.

The Company is currently in discussions with NeoGenomics to modify the current agreement between the two companies. One of the goals for these discussions is to obtain quarterly payments from NeoGenomics that would help cover monthly expenses.

Additionally, the Company is attempting to encourage the Series C Preferred Stockholders to exercise some or all of their warrants in order to help fund the operations of the Company.

While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

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

Note K –ACCOUNTING POLICIES

Patents

Initial costs paid to purchase patents are capitalized and amortized using the straight line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued.  Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the costs capitalized to date in the period of abandonment or earlier if abandonment appears probable.  The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2016, the Company does not believe there has been any impairment of its patents.

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

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities. In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies. Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensing of the SVM and FGM technologies directly to diagnostic companies; and the potential formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

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

Upon execution of the NeoGenomics License, NeoGenomics paid us $1,000,000 in cash and issued to us 1,360,000 shares of NeoGenomic’s common stock, par value $0.001 per share, which had a market value of $1,945,000 using the closing price of $1.43 per share for NeoGenomic’s common stock on January 6, 2012. In addition, the NeoGenomics License provides for milestone payments in cash or stock, based on sublicensing revenue and revenue generated from products and services developed as a result of the NeoGenomics License. Milestone payments will be in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by NeoGenomics up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by NeoGenomics, we will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) on net revenue generated from all Licensed Uses except for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System and (ii) a royalty of 50% of net revenue (after the recoupment of certain development and commercialization costs) that NeoGenomics derives from any sublicensing arrangements it may put in place for the Cytogenetic Interpretation System and the Flow Cytometry Interpretation System.

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

The Company is evaluating its rights under the license agreement and the best possibility to commercialize the Company’s technologies.

Plasma Test for Prostate Cancer

NeoGenomics is developing a Blood Test for Prostate Cancer under the direction of Dr. Maher Albitar using the genes patented by HDC. The test is performed on blood plasma and urine rather than only prostate tissue biopsies. NeoGenomics completed Phase I of their research and published the results in 2014. Additionally, NeoGenomics completed Phase II of their prostate test validation in 2014. The results were largely the same as those published regarding Phase I. NeoGenomics continues working on this test, named NeoLAB™ Prostate – Liquid Alternative to Biopsy. Per the license agreement, any commercial use of the NeoLAB™ Prostate Test by NeoGenomics will require compensation to HDC.

Cytogenetic Analysis

Cytogenetic analysis is the science of studying chromosomes. Microscopic evaluation of individual chromosomes remains the first step in the evaluation of the human genome. Cytogenetic analysis is performed on almost all patients with hematopoietic diseases (blood cancers such as leukemia and lymphoma) and on a significant number of patients with solid tumors. The collected data is useful for diagnosis, prognosis and monitoring of diseases. Currently, specially trained technicians perform most of the analysis manually. The work is labor-intensive and subjective. Computer automation of this work could significantly reduce cost and improve the quality of the test. The Company has spent a considerable amount of time using SVM Technology to create significant improvement in cytogenetic analysis.

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

Intel Update

As previously disclosed, the Company submitted a patent application to provoke an interference with Intel’s Patent No. 7,685,077. The application file had been transferred to the U.S. Patent Office’s Interference Division.

On September 21, 2016, the Company received notification that the United States Patent and Trademark Office (“USPTO”) declared an Interference between the Company’s pending patent application covering SVM-Recursive Feature Elimination (“SVM-RFE”) and Intel’s Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”.   An Interference is an administrative proceeding within the USPTO that is used to determine which party was the first to invent an invention that is claimed in two (or more) independently-owned patent applications.   The Company has been designated the “Senior Party” in the Interference, meaning that it is entitled to a presumption of prior inventorship based on its earlier filing date.  As the “Junior Party”, the burden falls upon Intel to prove that it conceived and reduced the claimed invention to practice prior to the Company’s earlier filing date.

In addition to the patent application involved in the Interference, the Company currently has three issued U.S. patents and five issued foreign patents covering the SVM-RFE method.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Revenue

For the three months ended September 30, 2016, revenue was $10,847 compared with $12,050 for the three months ended September 30, 2015. The revenue earned during the third quarter in 2016 and 2015 is related to the revenue recognition of the Vermillion settlement.

Operating and Other Expenses

Amortization expense was $65,680 for the three months ended September 30, 2016 and $65,875 for the three months ended September 30, 2015. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $51,848 for the three months ended September 30, 2016, compared with $30,965 for the same 2015 period. These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees. The increase was due to higher patent filing fees.

Legal fees decreased over the three-month period with fees totaling $6,225 during the three months ended September 30, 2016 and $9,000 during the same period in 2015.

Research and development expense was $9,000 for both the three months ended September 30, 2016 and 2015. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $56,179 for the three months ended September 30, 2016 was higher than the $48,328 reported for the comparable 2015 period. The increase is attributed to the cost associated with option grants to employees.

Other general and administrative expense increased to $42,514 for the three months ended September 30, 2016, compared to $33,438 for the same period in 2015. This increase was related to expenses associated with directors’ options.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the three month period ended September 30, 2016, the NeoGenomics stock fair value increased by $3,240, which is recorded as other income in the statements of operations. During the same three month period in 2015, the NeoGenomics stock fair value increased by $9,275.

As previously discussed in Note H to the financial statements, the Company negotiated a reduction of amounts owed with certain service providers. As a result, the Company realized an increase in other income and expense (forgiveness on payables) of $121,503 during the three month period ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Revenue

For the nine months ended September 30, 2016, revenue was $32,665 compared with $33,754 for the nine months ended September 30, 2015. The revenue earned is almost entirely related to the licensing revenue recognition for the Vermillion settlement.

Operating and Other Expenses

Amortization expense was $197,234 for the nine months ended September 30, 2016 and $197,770 for the nine months ended September 30, 2015. Amortization expense relates primarily to the costs associated with filing patent applications and acquiring rights to the patents.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Professional and consulting fees were $173,274 for the nine months ended September 30, 2016 compared with $129,377 for the same 2015 period. The increase was due to higher patent filing fees.

Legal fees totaled $21,225 during the nine months ended September 30, 2016 compared to $37,357 during the same period in 2015. The reduction was due to settling the FTC Matter in 2015 that did not reoccur in 2016.

Research and development fees were $27,000 for the nine months ended September 30, 2016 and $31,813 for the same period in 2015. This expense for research and development relates primarily to work completed under the NeoGenomics License.

Compensation expense of $233,035 for the nine months ended September 30, 2016 was more than the $142,665 reported for the comparable 2015 period. The increase is attributed to the cost associate with option grants to employees during the second quarter of 2016.

Other general and administrative expenses decreased to $147,811 for the nine months ended September 30, 2016 compared to $116,112 in 2015. This increase was related to expenses associated with directors’ options granted in the second quarter of 2016.

Other Income and Expense

The Company received a portion of the NeoGenomics license fee in NeoGenomics stock. The Company has chosen to measure the gain or loss on the value of this asset using the fair value option method. During the nine month period ended September 30, 2016, the NeoGenomics stock fair value increased by $6,096, which is recorded as other income in the statements of operations. During the same period in 2015, the NeoGenomics stock increased by $72,231.

Because the Company had issued warrants exceeding the amount of common shares available if holders exercised all of the previously issued outstanding options and warrants, the Company recorded an increase in the common stock warrants liability of $1,196,612 during the first and second quarters of 2016.

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

The Company is currently in discussions with NeoGenomics to modify the current agreement between the two companies. One of the goals for these discussions is to obtain quarterly payments from NeoGenomics that would help cover monthly expenses.

Additionally, the Company is attempting to encourage the Series C Preferred Stockholders to exercise some or all of their warrants in order to help fund the operations of the Company.

At September 30, 2016, the Company had $183,451 in cash and total current liabilities of $390,191. The primary amount of current liabilities relates to $206,637 in dividends payable and $140,166 in accounts payable. Additionally, we continue to sell our NeoGenomics Stock in order to fund operations. Although the NeoGenomics stock has increased in value since the initial acquisition date, the number of shares and amount of cash we can generate from the sale of NeoGenomics Stock is subject to fluctuating market and price conditions. As a result, we will not have sufficient resources to meet all of our current obligations unless the Company is able to secure funds via licensing activity or other forms of fund raising either in the debt or equity markets. During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. During the three month period ended March 31, 2016, the Company sold 3,000,000 of these shares and received $90,000 in proceeds. None of these options are definitive and there is no guarantee the Company will be successful in these fund raising efforts. The Company estimates cash will be depleted by the end of first quarter 2017 unless the Company is able to raise additional capital or amend the agreement with NeoGenomics.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

At September 30, 2016, the Company had no contractual obligations that require disclosure.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the fiscal quarter ended September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our management concluded that, as of the Evaluation Date, because of the Company’s internal control weakness, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2015, the Company had issued a total of 30,000,000 preferred shares. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000, of which $568,000 was received in the period ended September 30, 2015. The Series C Preferred Shares were accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were issued during the three month period ended March 31, 2016 as a result of the Company not attaining profitability by the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days or the warrants will expire.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days or the warrants will expire.  The warrants were valued at $0.0219 each using the Black Scholes Method.

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

HEALTH DISCOVERY CORPORATION

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

Health Discovery Corporation
Registrant

Date: November 21, 2016	By:	/s/ Kevin Kowbel
Printed Name: Kevin Kowbel
Title: Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

