Form 10-K
period 2019-12-31
HEALTH DISCOVERY CORP
filed 2020-05-12
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐
TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission File No. 333-62216
HEALTH DISCOVERY CORPORATION
(Name of Registrant as Specified in its charter)
Georgia	74-3002154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2002 Summit Blvd, NE Suite 300 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)
(404) 566-4865
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	HDVY	NA
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2019 was $19,020,329.
As of May 12, 2020, there were 388,646,386 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, no shares of Series C Preferred Stock outstanding and 20,991,891 shares of Series D Preferred Stock outstanding.

HEALTH DISCOVERY CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2019

SPECIAL NOTE ABOUT THIS ANNUAL REPORT
This annual report contains forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, our history of net losses and accumulated deficits, dependence on third parties to commercialize our technology, future capital requirements, competition, dependence on key personnel, disruptions due to the COVID-19 pandemic and other risks.
This annual report is the Company’s first regular periodic report since filing its Form 10-Q for the fiscal quarter ended September 30, 2016. Readers should be aware that several aspects of this annual report differ from previous annual reports. This report is for the annual reporting periods as of and for the years ended December 31, 2019, 2018, 2017 and 2016. Because of the gap in the Company’s public reporting and the significant changes to its business in the interim, much of the information relating to the Company’s business and related matters as detailed below in Item 1. Business and Item 1A. Risk Factors is for the period between December 31, 2019 and the date of this filing.
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
Our Company’s principal asset is its intellectual property, which includes advanced mathematical algorithms called SVM, as well as biomarkers that we discovered by applying our SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 31 patents that have been issued or are currently pending around the world.
Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities. In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies. Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensing of the SVM technologies directly to diagnostic companies; and, the potential formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.
Our Technology
HDC owns a patent portfolio of machine learning technology, including certain pioneer patents on SVM. We also have consulting arrangements with specialists and mathematicians responsible for developing our SVM patents for the analysis of data.

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
SVMs have become widely established as one of the leading approaches to pattern recognition and machine learning worldwide and have replaced other technologies in a variety of fields, including engineering, information retrieval and bioinformatics. This technology has been incorporated into product and research applications by many biomedical, pharmaceutical, software, computer and financial companies. Educational and research institutions throughout the world have applied SVMs to a wide array of applications, including gene and protein expression analysis, medical image analysis, flow cytometry, cytogenetics and mass spectrometry.
Support Vector Machine — Recursive Feature Elimination — Overview
Support Vector Machine — Recursive Feature Elimination (“SVM-RFE”) is an application of SVM that was created by members of HDC’s science team to find discriminate relationships within clinical datasets, as well as within gene expression and proteomic datasets created from micro-arrays of tumor versus normal tissues. In general, SVMs identify patterns — for instance, a biomarker/genetic expression signature of a disease. The SVM-RFE utilizes this pattern recognition capability to identify and rank order the data points that contribute most to the desired results. The Company’s SVM-RFE patents are currently the only properly issued RFE patents in the world.
Using SVM-RFE, we have been able to access information in micro-array datasets that the most advanced bioinformatics techniques missed. In one micro-array experiment, SVM-RFEs were able to filter irrelevant tissue-specific genes from those related to the malignancy. SVM-RFE has also been used to determine gene expression patterns that correlate to the severity of a disease, not just its existence. It has been shown to improve both diagnosis and prognosis by providing physicians with an enhanced decision tool. The Company believes that these analytic methods are effective for finding genes and proteins implicated in several cancers, as well as in assisting with the pharmacogenetic and toxicological profiling of patients. The SVM-RFE method is also capable of finding those specific genes and proteins that are unhindered by ever-increasing patent protection.

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
Our Business Activity
NeoGenomics License
As previously disclosed in January 2017, HDC notified NeoGenomics Laboratories, Inc. (“NeoGenomics” or “NEO”) of HDC’s election to terminate all licenses that are subject to the Master License Agreement (the “MLA”) dated January 6, 2012, between the Company and NeoGenomics. The MLA was filed with the Securities and Exchange Commission (“SEC”) on January 11, 2012 as an exhibit to a Current Report on Form 8-K. Subsequently, HDC and NeoGenomics attempted to resolve the matter through alternative dispute resolution, including but not limited to, mediation. While these efforts were unsuccessful, the Company ultimately filed a Demand for Arbitration (“Arbitration”) with the American Arbitration Association’s Panel of Arbitrators (the “Panel” or “Arbitrators”).
On April 25, 2019, the Panel issued their ruling (the “Final Award”). Section XXI, the Conclusion of the Final Award, states:
Based on the foregoing, the Panel concludes as follows:
1.
Effective immediately, the MLA is terminated.

2.
HDC is awarded $1,500,000 based on the Panel’s conclusion that SmartFlow infringes a Valid Patent Claim and internal use by NEO is subject to Milestone and Royalty payments.

3.
HDC is awarded $5,100,000 based on the Panel’s conclusion that NEO failed to use its best efforts with respect to the development and commercialization of SVM-CYTO.

4.
Pursuant to Section 12.2 of the MLA, NEO shall reimburse HDC $8,694.

5.
As discussed in this Final Award, all other claims by HDC are hereby denied.

6.
NEO’s request for a Declaratory Judgment is denied.

7.
All of NEO’s counterclaims are denied.

8.
All other claims, counterclaims, defenses, requests for relief, to the extent not specifically addressed in this Final Award are hereby denied.

Therefore, the sum award for HDC is $6,608,694 plus interest accrued from date of the Final Award to date of payment. Additionally, the Panel holds that the MLA is terminated with the exception of the obligations expressly stated in Section 8.2. Section 8.2 of the MLA requires NeoGenomics to, among other things; continue its obligations to make payment of any sum due to HDC pursuant to Article 3 of the MLA, License Fees and Royalty Payments.

All NeoGenomics stock held by Health Discovery Corporation was sold during the period of 2013 through August 2017.
Intel Matter
As previously disclosed in September 2016, the United States Patent and Trademark Office (“USPTO”) had declared an Interference between Health Discovery Corporation’s SVM-RFE Patent application and Intel Corporation’s Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”. The Interference was an administrative proceeding within the USPTO used to determine which party was the first to invent an invention that was claimed in two (or more) independently owned patent applications. Subsequently, on February 27, 2019, the USPTO ruled in favor of Health Discovery Corporation on the SVM-RFE Patent application. The Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision, finding that Health Discovery Corporation is entitled to claim exclusive ownership rights to the SVM-RFE technology as set forth in the SVM-RFE Patent application that was filed to provoke the Interference. The decision ordered Intel Corporation’s Patent No. 7,685,077 to be cancelled. The decision also dismissed Intel Corporation’s motions challenging the validity of Health Discovery Corporation’s pending claims and issued patents covering SVM-RFE.
In September 2019, the USPTO issued U.S. Patent No. 10,402,685 (“SVM-RFE Patent”) for Health Discovery Corporation’s patent application covering SVM-RFE methods. Health Discovery Corporation now owns four patents in the United States and five international patents related to SVM-RFE and is the sole owner of all patents related to SVM-RFE. Furthermore, the USPTO, granted a Patent Term Adjustment (“PTA”) to the SVM-RFE Patent. The PTA is 1,785 days (almost 5 years), which is added to the normal 20-year-from-filing patent term. The USPTO granted this adjustment to offset delays that occurred within the USPTO during the examination process and interference proceedings. This means the SVM-RFE Patent term has been extended from August 7, 2020 to June 7, 2025.
As a result of the issuance of the SVM-RFE Patent, Health Discovery Corporation now has the right to exclude others from developing, commercializing or licensing this patented technology without the uncertainty of the Interference or concerns over the ownership of the all SVM-RFE patents. Additionally, Health Discovery Corporation is taking the necessary steps to protect its sole ownership of SVM-RFE patents against infringement.
Intellectual Property Developments
As previously disclosed, the Company submitted Patent Application Number 14/754,434 (the “Patent”) to the USPTO.
The Company subsequently announced that the USPTO has issued a Notice of Allowance of this Patent covering the four-gene prostate cancer test developed using its proprietary SVM-RFE technology. The allowed claims cover a method for screening for and treating prostate cancer by measuring expression levels of the four genes within a patient sample compared to one or more reference genes and generating a prediction score based on the averaged relative expression levels. This Notice of Allowance is important after encountering the significant barriers to patenting of biomarkers that had been raised by the U.S. Supreme Court’s controversial decisions in Mayo Collaborative Services v. Prometheus Laboratories and Association for Molecular Pathology v. Myriad Genetics. This Patent complements the Company’s already issued European Patent that covers similar claims.
The Company believes that this Patent demonstrates the ability of the Company’s proprietary technology in the discovery and validation of biomarkers for diseases. The Company believes this same method can be applied to numerous different diseases and will explore opportunities with partners to deploy these same methods using its proprietary technology in biomarker discovery.
The Company now holds the exclusive rights to 31 issued U.S. patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets. The Company also has 1 pending U.S. patent application covering uses of the SVM technology as well as diagnostic methods that have been discovered using the SVM technology. The reduction in the total number of issued and pending patents since 2015 resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse. In addition, a few U.S. patents that were either near the ends of their terms and/or had parallel applications with broader claims in force were allowed to expire. In addition, significant changes in the U.S. Patent Laws relating to the eligibility of certain subject matter for patent protection influenced the Company’s decision to abandon a few of its pending U.S. applications. This in turn reduced the Company’s total expenses for patent maintenance.
SVM Capital, LLC
In January 2007, SVM Capital, LLC (“SVM Capital”) was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.
On June 16, 2015, SVM Capital joined Manifold Partners, LLC (“Manifold Partners”) as a partner. Manifold Partners is a San Francisco-based multi-strategy portfolio management firm specializing in quantitative investment methodologies. As a part of the partnership, SVM Capital was to contribute their proprietary service to the collaboration with Manifold Partners. This technology is an outgrowth of the machine learning techniques created by the Company.
The management of SVM Capital, LLC has not provided Health Discovery Corporation with any updates since September 2016. Health Discovery Corporation is evaluating its rights regarding the license agreement with SVM Capital, LLC
Employees
On December 31, 2019, we had three employees, two of which serve as executive officers.
Website Address
Our corporate website address is www.HealthDiscoveryCorp.com. To view our public filings from the home page, select the “Investor Relations” tab followed by “SEC Filings.” This is a direct link to our filings with the SEC, including but not limited to our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports. These reports are accessible soon after we file them with the SEC.
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
Research and Development
Research and development fees were $0 during 2019, 2018, 2017 and $27,000 during 2016. The research and development fees were related primarily to fees paid to consultants relating to the development work completed as a part of our NeoGenomics License.
Intellectual Property
In connection with the SVM Acquisition, we obtained rights to the intellectual property within the “SVM portfolio” that currently consists of thirty (30) patents which were or have since issued as well as one (1) patent application that is pending in the U.S. The issued patents and pending application in the SVM portfolio to date, including new applications that we have filed since acquiring the original intellectual property are:
Patent/Application No.	Title	Expiration Date
U.S. Patent No. 6,996,549	Computer-Aided Image Analysis	04/21/2021
U.S. Patent No. 7,117,188	Methods of Identifying Patterns in Biological Systems and Uses Thereof	03/09/2022
U.S. Patent No. 7,299,213	Method of Using Kernel Alignment to Extract Significant Features from a Large Dataset	03/01/2022
U.S. Patent No. 7,353,215	Kernels and Methods for Selecting Kernels for Use in a Learning Machine	05/07/2022
U.S. Patent No. 7,444,308	Data Mining Platform for Bioinformatics	08/07/2020
U.S. Patent No. 7,475,048	Pre-Processed Feature Ranking for a Support Vector Machine	08/07/2020
U.S. Patent No. 7,542,947	Data Mining Platform for Bioinformatics and Other Knowledge Discovery	08/07/2020
U.S. Patent No. 7,617,163	Kernels and Kernel Methods for Spectral Data	11/09/2021
U.S. Patent No. 7,624,074	Methods for Feature Selection in a Learning Machine	08/07/2020
U.S. Patent No. 7,970,718	Feature Selection and for Evaluating Features Identified as Significant for Classifying Data	08/07/2020
U.S. Patent No. 8,008,012	Biomarkers Downregulated in Prostate Cancer	01/24/2022
U.S. Patent No. 8,095,483	Support Vector Machine-Recursive Feature Elimination (SVM-RFE)	08/07/2020
U.S. Patent No. 8,126,825	Method for Visualizing Feature Ranking of a Subset of Features for Classifying Data Using a Support Vector	05/20/2022
U.S. Patent No. 8,209,269	Kernels for Identifying Patterns in Datasets Containing Noise or Transformation Invariance	05/07/2022
U.S. Patent No. 8,293,461	Biomarkers Downregulated in Prostate Cancer	01/24/2022
U.S. Patent No. 8,489,531	Identification of Co-Regulation Patterns by Unsupervised Cluster Analysis of Gene Expression Data	05/17/2022
U.S. Patent No. 8,543,519	System and Method for Remote Melanoma Screening	12/19/2020
U.S. Patent No. 8,682,810	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029
U.S. Patent No. 9,336,430	Computer-Assisted Karyotyping	06/19/2033
U.S. Patent No. 9,952,221	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022
U.S. Patent Publication No. 2018/0321245	Methods for Screening, Predicting and Monitoring Prostate Cancer	01/24/2022
Australian Patent No. 779635	Method of Identifying Patterns in Biological Systems and Method of Uses.	10/27/2020
Canadian Patent No. 2,388,595	Method of Identifying Patterns in Biological Systems and Method of Uses	10/27/2020
Japanese Patent No. 506462	Method of Identifying Patterns in Biological Systems and Methods of Uses	10/27/2020
European Patent No.1356421	Computer Aided Image Analysis	01/23/2022

Patent/Application No.	Title	Expiration Date
European Patent No. 1459235	Methods of Identifying Patterns in Biological Systems and Uses Thereof	01/24/2022
Japanese Patent No. 5425814	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029
European Patent No. 2373816	Methods for Screening, Predicting and Monitoring Prostate Cancer	12/04/2029
European Patent No. 2252889	Method and System for Analysis of Flow Cytometry Data Using Support Vector Machines	02/08/2029
European Patent No. 2862113	Computer-Assisted Karyotyping	06/19/2033
HDC also owns intellectual property rights in U.S. patents covering the FGM technology. The FGM portfolio includes one issued patent:
Patent/Application No.	Title	Expiration Date
U.S. Patent No. 7,366,719	Method for the Manipulation, Storage, Modeling, Visualization and Quantification of Datasets	01/19/2021
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
While a number of companies perform biomarker discovery, we believe that our SVM and SVM-RFE technologies give us a distinct advantage over competing technologies. Neither classical statistical analysis nor neural networks (the competing technologies) can effectively handle the large amounts of inputs necessary to produce fully validated biomarkers and image analysis like the Company’s technology.
ITEM 1A.
RISK FACTORS

This annual report on Form 10-K contains certain forward-looking statements including, without limitation, all statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including but not limited to statements regarding the successful implementation of our services, business strategies and measures to implement such strategies, competitive strengths, expansion and growth of our business and operations, references to future success, the ability of the Company to utilize its SVM, SVM-RFE and FGM assets and other intellectual property to identify biomarkers which can be used in diagnostic tests, the ability to enter into agreements with strategic partners for the development and commercialization of diagnostic tests, the ability of the Company to develop a product line, the ability to achieve profitability, about anticipated size of the market for diagnostic tests, the capabilities of molecular diagnostic tests, regarding working with our collaborators resulting in revenue for the Company, the sufficiency of our liquidity and capital resources, and other such matters. All such statements are forward-looking statements and are based on the beliefs of, assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plan” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may involve uncertainties and other factors that may cause the actual results and performance of our company to be materially different from future results or performance expressed or implied by such statements.
The cautionary statements set forth in this “Risk Factors” section and elsewhere in this annual report identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Among others, factors that could adversely affect actual results and performance include failure to successfully develop a profitable business, delays in identifying and enrolling customers, the inability to retain a significant number of customers, effectiveness and execution of licensing efforts, our ability to employ and retain key employees and experienced scientists, our access to tissue samples, loss of the ability to use certain patent rights, the inability to continue to protect our proprietary information, competitive conditions, our ability to remain competitive in a rapidly changing technological environment, acceptance of our products by the market, volatility in U.S. and global stock markets generally and in our stock price specifically, potential shareholder claims which could result in substantial dilution to our shareholders, adverse economic conditions in the United States and globally; the effect of current difficulties in the credit markets on our business, factors beyond our control, including, but not limited to, catastrophes (both natural and man-made), health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic; earthquakes, floods, fires, explosions, acts of terrorism or war, and the risks identified elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. All forward-looking statements and cautionary statements included in this report are made as of the date hereof based on information available to us, and we assume no obligation to update any forward looking statement or cautionary statement.
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
At December 31, 2019, we had $2.3 million cash on hand. The Company estimates cash will be depleted by the second quarter of 2023 unless the Company is able to generate sufficient revenue from operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure regarding our liquidity and capital resources.

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
We will need additional financing.
We will be required to raise additional capital to finance our activities. We cannot assure prospective investors that we will not need to raise additional capital or that we would be able to raise sufficient additional capital on favorable terms, if at all. There can be no assurance that additional financing will be available, if required, on terms acceptable to us. If we fail to raise sufficient funds or do not increase our revenues from licensing our technology or performing services, we may have to cease operations or materially curtail our business operations. If we raise additional capital by issuing equity securities, our stockholders may experience dilution. If we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.
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
Our operating results may vary from period to period due to numerous factors, many of which are outside our control, including the number, timing and acceptance of our services. Factors that may cause our results to vary by period include:
•
payments of milestones, license fees or research payments under the terms of external alliances;

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
We intend to create a fully integrated biomarker discovery company to provide pharmaceutical and diagnostic companies worldwide with new, clinically relevant and economically significant biomarkers. Our potential customers and collaborators may be reluctant to accept our new, unproven technologies, and our customers may prefer to use traditional services. In addition, our approach may prove to be ineffective or not as effective as other methods. For example, our products and technologies may prove to be ineffective if, for instance, they fail to account for the complexity of the life processes that we are now attempting to model. If our customers or collaborators do not accept our products or technologies and/or if our technologies prove to be ineffective, our business may fail, or we may never become profitable.
Even if our computational technologies are effective as research tools, our customers or we may be unable to develop or commercialize new drugs, therapies or other products based on them.
Even if our computational technologies perform their intended functions as research tools, our customers may be unable to use the discoveries resulting from them to produce new drugs, therapies, diagnostic products or other life science products. Despite recent scientific advances in the life sciences and our improved understanding of biology, the roles of genes and proteins and their involvement in diseases and in other life processes is not well understood. Only a few therapeutic products based on the study of and discoveries relating to genes or proteins have been developed and commercialized. If our customers are unable to use our discoveries to make new drugs or other life science products, our business may fail, or we may never become profitable.
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
We face intense competition, and if we are unable to compete successfully, we may never achieve profitability.
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
We may be unable to maintain or expand existing strategic alliances or establish additional alliances or licensing arrangements necessary to continue to develop and commercialize products, and any of those arrangements may not be on terms favorable to the business. In addition, current or any future arrangements may be unsuccessful. If we are unable to obtain or maintain any third-party license required to sell or develop our products or product enhancements, we may choose to obtain substitute technology either through licensing from another third party or by developing the necessary technology ourselves. Any substitute technology may be of lower quality or may involve increased cost, either of which could adversely affect our ability to provide our products competitively and harm our business.
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
Litigation or other proceedings or third-party claims of intellectual property infringement could prevent us, or our customers or collaborators, from using our discoveries or require us to spend time and money to modify our operations.
The technology that we use to develop our products, and the technology that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The risk of this occurring will tend to increase as the genomics, biotechnology and software industries expand, more patents are issued, and other companies engage in other genomic-related businesses. If we infringe patents or proprietary rights of third parties, or breach licenses that we have entered into with regard to our technologies and products, we could experience serious harm. If litigation is commenced against us alleging intellectual property rights infringement or if we initiate a lawsuit to assert claims of infringement, protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others, we may incur significant costs in litigating, whether or not we prevail in such litigation. Regardless of the outcome, litigation can be very costly. These costs would also include diversion of management and technical personnel to defend us against third parties or to enforce our patents (once issued) or other rights against others. In addition, parties making claims against us may be able to obtain injunctive or other equitable relief that could prevent us from being able to further develop or commercialize. Further, these lawsuits could result in the invalidation or limitation of the scope of our patents or the forfeiture of the rights associated with these patents. This could also result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. If we are not able to obtain these licenses at a reasonable cost, if at all, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products, all of which could negatively impact our business, financial condition or results of operations. Moreover, during the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. Securities analysts or investors may perceive these announcements to be negative, which could cause the market price of our common stock to decline.
Many of our services will be based on complex, rapidly developing technologies. Although we will try to identify all relevant third-party patents, these products could be developed by the business without knowledge of published or unpublished patent applications that cover some aspect of these technologies. The biomarker industry has experienced intensive enforcement of intellectual property rights by litigation and licensing. If we are found to be infringing the intellectual property of others, we could be required to stop the infringing activity, or we may be required to design around or license the intellectual property in question. If we are unable to obtain a required license on acceptable terms or are unable to design around any third-party patent, we may be unable to sell some of our services, which could result in reduced revenue.
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
Management has concluded that our internal control over financial reporting was not effective as of December 31, 2019. Our Chief Executive Officer, who is also serving as our Principal Executive Officer and our President who is also serving as our Principal Financial Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.
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
Recent litigation from shareholders may have a material adverse effect on the Company.
As previously disclosed, on February 7, 2020 two shareholders of HDC, William F. Quirk, Jr. (“Quirk”) and Cindy Bear (“Bear”), filed a motion for a temporary restraining order and preliminary injunction in DeKalb County Superior Court. Among the items in the motion, Quirk and Bear requested to have a special meeting of the shareholders and Quick and Bear alleged misconduct by the Company and its directors.
On March 2, 2020, having received no relief, Quirk and Bear dismissed their action in DeKalb County and filed a new lawsuit in Fulton County Superior Court based on substantially similar allegations and seeking similar relief. On March 4, 2020, the Fulton County court ordered a hearing on the emergency motion for a temporary restraining order against the Company for the following day.
At the hearing on March 5, 2020, Quirk and Bear presented their version of the facts through affidavits submitted by both Quirk and Bear, arguing that the affidavits supported the emergency relief they sought. The judge denied the motion and did not enter a temporary restraining order. The court set an evidentiary hearing on Quirk and Bear’s motion for a preliminary injunction for March 27, 2020. This hearing was postponed due to the COVID-19 pandemic and has not been rescheduled.
Quirk and Bear filed this suit after attempting to call a special meeting of shareholders and making a demand for inspection of certain books and records. The demand for a special meeting was defective for a number of reasons, but as HDC announced in December, HDC will hold an annual meeting after the Company files its annual report on Form 10-K. The Company has provided counsel for Quirk and Bear with the records to which Quirk and Bear were legally entitled.
The Company denies all allegations of improper conduct in the complaint and will continue to defend itself against all allegations. Unfortunately, this litigation by Quirk and Bear will continue to unnecessarily deplete the Company’s scarce resources. As a result, the Company will recognize expenses totaling $350,000 during the first quarter of 2020 related to this litigation.
Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Quirk and Bear be successful, the outcome could have a material adverse effect on the Company.
Our business may be adversely affected by the ongoing coronavirus pandemic.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. The outbreak of COVID-19 has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the areas of the United States where we operate. At this time, the United States and certain other countries are the subject of lockdowns and self-isolation procedures, which have significantly limited business operations and restricted internal and external meetings. Further, the outbreak and any preventative or protective actions that we or our customers may take in respect of COVID-19 may result in a period of disruption to our work in progress. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our executive officers or directors may become infected with the virus and become unable to fulfill their duties. We are taking precautionary steps to protect our executive officers consistent with White House guidance and state and local orders.
The intense focus on COVID-19 also has led to the suspension of clinical trials and research projects relating to other conditions, which may impact our ability to form new contractual arrangements to exploit our technology. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, or the economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.
Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
ITEM 1B.
UNRESOLVED STAFF COMMENTS

Not Applicable.
ITEM 2.
PROPERTIES

The Company does not own any real property. The Company leases approximately 600 square feet of office space in Atlanta, Georgia, pursuant to a short-term lease as of August 2019. The Company currently pays base rent in the amount of $2,539 per month. The Company also leases approximately 400 square feet of office space in Berwyn, Pennsylvania, pursuant to a short-term lease as of November 2019. The Company currently pays base rent in the amount of $1,078 per month. The Company’s principal executive office is located at 2002 Summit Blvd, NE, Suite 300, Atlanta, Georgia, and the telephone number is (404) 566-4865.
ITEM 3.
LEGAL PROCEEDINGS

As previously disclosed in September 2016, Health Discovery Corporation received notification that the USPTO had declared an Interference between the Company’s pending patent application covering SVM-RFE and Intel Corporation’s Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”. Prior to 2013, when the America Invents Act (AIA) was enacted, a patent would be awarded to the “first to invent” a claimed invention. An Interference is an administrative proceeding within the USPTO that is used to determine which party was the first to invent an invention that is claimed in two (or more) independently owned patent applications.
On February 27, 2019, the USPTO ruled in favor of Health Discovery Corporation on the SVM-RFE Patents in the Interference proceeding between Health Discovery Corporation and Intel Corporation. The PTAB of the USPTO issued its decision, finding that Health Discovery Corporation is entitled to claim exclusive rights to the SVM-RFE technology as set forth in the pending patent application that was filed to provoke the Interference. The decision, issued by Administrative Patent Judge James Moore, ordered Intel’s patent to be cancelled. The decision also dismissed Intel’s motions challenging the validity of Health Discovery Corporation’s pending claims and issued patents covering SVM-RFE. Health Discovery Corporation is currently evaluating its options for further action regarding this matter.
As previously disclosed, on February 7, 2020 two shareholders of HDC, William F. Quirk, Jr. (“Quirk”) and Cindy Bear (“Bear”), filed a motion for a temporary restraining order and preliminary injunction in DeKalb County Superior Court. Among the items in the motion, Quirk and Bear requested to have a special meeting of the shareholders and Quick and Bear alleged misconduct by the Company and its directors.
On March 2, 2020, having received no relief, Quirk and Bear dismissed their action in DeKalb County and filed a new lawsuit in Fulton County Superior Court based on substantially similar allegations and seeking similar relief. On March 4, 2020, the Fulton County court ordered a hearing on the emergency motion for a temporary restraining order against the Company for the following day.
At the hearing on March 5, 2020, Quirk and Bear presented their version of the facts through affidavits submitted by both Quirk and Bear, arguing that the affidavits supported the emergency relief they sought. The judge denied the motion and did not enter a temporary restraining order. The court set an evidentiary hearing on Quirk and Bear’s motion for a preliminary injunction for March 27, 2020. This hearing was postponed due to the COVID-19 pandemic and has not been rescheduled.
Quirk and Bear filed this suit after attempting to call a special meeting of shareholders and making a demand for inspection of certain books and records. The demand for a special meeting was defective for a number of reasons, but as HDC announced in December, HDC will hold an annual meeting after the Company files its annual report on Form 10-K. The Company has provided counsel for Quirk and Bear with the records to which Quirk and Bear were legally entitled.
The Company denies all allegations of improper conduct in the complaint and will continue to defend itself against all allegations. Unfortunately, this litigation by Quirk and Bear will continue to unnecessarily deplete the Company’s scarce resources. As a result, the Company will recognize expenses totaling $350,000 during the first quarter of 2020 related to this litigation.
Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Quirk and Bear be successful, the outcome could have a material adverse effect on the Company.
ITEM 4.
MINE SAFETY DISCLOSURES

Not Applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not traded on an exchange but on the Pink Sheets under the symbol HDVY. The range of closing prices for our common stock, as reported on Bloomberg.com during each quarter for the last four fiscal years was as follows. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.
	High	Low
First Quarter 2019	$0.0867	$0.0300
Second Quarter 2019	$0.0700	$0.0600
Third Quarter 2019	$0.1100	$0.0751
Fourth Quarter 2019	$0.0500	$0.0310
First Quarter 2018	$0.0190	$0.0150
Second Quarter 2018	$0.0260	$0.0110
Third Quarter 2018	$0.0126	$0.0053
Fourth Quarter 2018	$0.0089	$0.0032
First Quarter 2017	$0.0090	$0.0051
Second Quarter 2017	$0.0089	$0.0058
Third Quarter 2017	$0.0085	$0.0030
Fourth Quarter 2017	$0.0224	$0.0049
First Quarter 2016	$0.0390	$0.0255
Second Quarter 2016	$0.0410	$0.0295
Third Quarter 2016	$0.0380	$0.0250
Fourth Quarter 2016	$0.0197	$0.0070
Holders of Record
As of December 31, 2019, there were approximately 310 holders of record of our common stock.
Dividends
We have not paid any cash dividends for common shares since inception, and we do not anticipate paying any in the foreseeable future on common shares. We intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Under the Georgia Business Corporation Act, a company is prohibited from paying a dividend if, after giving effect to that dividend, either the company would not be able to pay its debts as they become due in the usual course of business or the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividends. If the Company were to pay dividends, the holders of the shares of the Series D Preferred Stock have a right to receive dividends pari passu on each outstanding share of Series D Preferred Stock on an as if converted to common stock basis.
The Company has had limited revenue since inception, has incurred recurring losses from operations, and has had to continually seek additional capital investment in order to fund operations. Accordingly, depending on the Company’s financial condition, it may not be able to pay any dividends on any shares of its Capital Stock. For further discussion of the Company’s liquidity and capital resources, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sales of Unregistered Securities
In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2014, and 2015, the Company had issued a total of 6,640,000 and 30,000,000 preferred shares, respectively. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000, of which $568,000 was received during the year ended December 31, 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were to be issued only if the Company had not attained profitability by the end of the first quarter 2016. Because the Company did not attain profitability by the end of first quarter 2016, the contingency warrants were issued. The warrant holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days. The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days. The warrants were valued at $0.022 each using the Black Scholes Method.
The Series C Preferred Stock were to be converted into Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder. The Shares of Series C Preferred Stock must be converted into Common Stock of the Company either by the demand by the shareholder or at the fifth anniversary of the date of issuance. During the first quarter of 2019, the Series C Preferred Stock was converted to common stock.
During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of December 31, 2015, 4,000,000 Shares of this offering were sold, and the Company received proceeds of $120,000. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were to be issued only if the Company had not attained profitability by the end of the first quarter 2016. Because the Company did not attain profitability by the end of first quarter 2016, the contingency warrants were issued. The warrant holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days. The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days. The warrants were valued at $0.022 each using the Black Scholes Method.
On October 23, 2017, the Company issued a convertible promissory note (the “Promissory Note”) to George H. McGovern, III, the Chairman and CEO of the Company, and James Dengler, a Company shareholder (the “Note Holders”), for $300,000. The Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Promissory Note into Common Stock (“Common Stock”) of the Company at a conversion price of $0.004.
Additionally, on April 22, 2019 the Company issued a convertible promissory note (the “Additional Promissory Note”) in the amount of $200,000 to the Note Holders for funds advanced to the Company. The Additional Promissory Note was approved by the Board on August 1, 2018. Funds were advanced to the Company from August 1, 2018 through March 13, 2019. The Additional Promissory Note was executed on April 22, 2019 by the Company. The Additional Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Additional Promissory Note into Series D Preferred Stock (“Preferred Stock”) of the Company at a conversion price based upon the price of the Company’s common stock on the date of advancement of the loan amount (the “Conversion Price”). Because the loan proceeds were advanced on multiple dates, the Conversion Price varies depending upon the price of the Company’s common stock on the date of advancement of the loan amount. The right of conversion (“Optional Conversion”) is solely at the Note Holders’ discretion.
On December 31, 2019, the Note Holders notified the Company of their election to convert both the Promissory Note and Additional Promissory Note into Common Stock and Series D Preferred Stock, respectively. As a result, the Note Holders received 86,927,397 shares of Common Stock on December 31, 2019 and 21,158,953 shares of Series D Preferred Stock on February 10, 2020.
Additionally, on April 22, 2019, the Note Holders retain two warrants to purchase Common Stock of the Company for each share of Preferred Stock held and the price of each warrant is equal to the Conversion Price. Each warrant shall expire on July 31, 2029. These additional warrants account for 41,983,781 shares at an average weighted price of $0.02.

All of these issuances of equity securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
ITEM 6.
SELECTED FINANCIAL DATA

Selected financial data is provided in Note O to the financial statements.
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
Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called Support Vector Machines (SVM), as well as biomarkers that we discovered by applying our SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 32 patents that have been issued or are currently pending around the world.
Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities. In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies. Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensing of the SVM technologies directly to diagnostic companies; and, the potential formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.
Operational Activities
The Company markets its technology and related developmental expertise to prospects in the healthcare, biotech, and life sciences industries. Given the scope of some of these prospects, the sales cycle can be quite long, but management believes that these marketing efforts may produce favorable results in the future.
NeoGenomics License
As previously disclosed in January 2017, the Company notified NeoGenomics of HDC’s election to terminate all licenses that are subject to the MLA dated January 6, 2012, between the Company and NeoGenomics. The MLA was filed with the SEC on January 11, 2012 as an exhibit to a Current Report on Form 8-K. Subsequently, HDC and NeoGenomics attempted to resolve the matter through alternative dispute resolution, including but not limited to, mediation. While these efforts were unsuccessful, the Company ultimately filed an Arbitration with the American Arbitration Association’s Panel. On April 25, 2019, the Panel issued their Final Award. Section XXI, the Conclusion of the Final Award, states:

Based on the foregoing, the Panel concludes as follows:
1.
Effective immediately, the MLA is terminated.

2.
HDC is awarded $1,500,000 based on the Panel’s conclusion that SmartFlow infringes a Valid Patent Claim and internal use by NEO is subject to Milestone and Royalty payments.

3.
HDC is awarded $5,100,000 based on the Panel’s conclusion that NEO failed to use its best efforts with respect to the development and commercialization of SVM-CYTO.

4.
Pursuant to Section 12.2 of the MLA, NEO shall reimburse HDC $8,694.

5.
As discussed in this Final Award, all other claims by HDC are hereby denied.

6.
NEO’s request for a Declaratory Judgment is denied.

7.
All of NEO’s counterclaims are denied.

8.
All other claims, counterclaims, defenses, requests for relief, to the extent not specifically addressed in this Final Award are hereby denied.

Therefore, the sum award for HDC is $6,608,694 plus interest accrued from date of the Final Award to date of payment. Additionally, the Panel holds that the MLA is terminated with the exception of the obligations expressly stated in Section 8.2. Section 8.2 of the MLA requires NeoGenomics to, among other things; continue its obligations to make payment of any sum due to HDC pursuant to Article 3 of the MLA, License Fees and Royalty Payments.
All NeoGenomics stock held by Health Discovery Corporation was sold during the period of 2013 through August 2017.
Intel Matter
As previously disclosed in September 2016, the USPTO had declared an Interference between the Company’s SVM-RFE Patent application and Intel Corporation’s Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”. The Interference was an administrative proceeding within the USPTO used to determine which party was the first to invent an invention that was claimed in two (or more) independently owned patent applications. Subsequently, on February 27, 2019, the USPTO ruled in favor of Health Discovery Corporation on the SVM-RFE Patent application. The PTAB of the USPTO issued its decision, finding that Health Discovery Corporation is entitled to claim exclusive ownership rights to the SVM-RFE technology as set forth in the SVM-RFE Patent application that was filed to provoke the Interference. The decision ordered Intel Corporation’s Patent No. 7,685,077 to be cancelled. The decision also dismissed Intel Corporation’s motions challenging the validity of Health Discovery Corporation’s pending claims and issued patents covering SVM-RFE.
In September 2019, the USPTO issued U.S. Patent No. 10,402,685 (“SVM-RFE Patent”) for Health Discovery Corporation’s patent application covering SVM-RFE. Health Discovery Corporation now owns four patents in the United States and five international patents related to SVM-RFE and is the sole owner of all patents related to SVM-RFE. Furthermore, the USPTO, granted a Patent Term Adjustment (“PTA”) to the SVM-RFE Patent. The PTA is 1,785 days (almost 5 years), which is added to the normal 20-year-from-filing patent term. The USPTO granted this adjustment to offset delays that occurred within the USPTO during the examination process and interference proceedings. This means the SVM-RFE Patent term has been extended from August 7, 2020 to June 7, 2025.
As a result of the issuance of the SVM-RFE Patent, Health Discovery Corporation now has the right to exclude others from developing, commercializing or licensing this patented technology without the uncertainty of the Interference or concerns over the ownership of the all SVM-RFE patents. Additionally, Health Discovery Corporation is taking the necessary steps to protect its sole ownership of SVM-RFE patents against infringement.

Intellectual Property Developments
As previously disclosed, the Company submitted Patent Application Number 14/754,434 (the “Patent”) to the United States Patent and Trademark Office (“USPTO”).
The Company subsequently announced that the USPTO has issued a Notice of Allowance of this Patent covering the four-gene prostate cancer test developed using its proprietary SVM-RFE technology. The allowed claims cover a method for screening for and treating prostate cancer by measuring expression levels of the four genes within a patient sample compared to one or more reference genes and generating a prediction score based on the averaged relative expression levels. This Notice of Allowance is important after encountering the significant barriers to patenting of biomarkers that had been raised by the U.S. Supreme Court’s controversial decisions in Mayo Collaborative Services v. Prometheus Laboratories and Association for Molecular Pathology v. Myriad Genetics. This Patent complements the Company’s already issued European Patent that covers similar claims.
The Company believes that this Patent demonstrates the ability of the Company’s proprietary technology in the discovery and validation of biomarkers for diseases. The Company believes this same method can be applied to numerous different diseases and will explore opportunities with partners to deploy these same methods using its proprietary technology in biomarker discovery.
The Company now holds the exclusive rights to 31 issued U.S. patents covering uses of SVM and FGM technology for discovery of knowledge from large data sets. The Company also has 1 pending U.S. patent application covering uses of the SVM technology as well as diagnostic methods that have been discovered using the SVM technology. The reduction in the total number of issued and pending patents since 2015 resulted from the Company’s decision to allow certain foreign patents issued and/or filed in countries that were deemed to have lower strategic value to lapse. In addition, a few U.S. patents that were either near the ends of their terms and/or had parallel applications with broader claims in force were allowed to expire. In addition, significant changes in the U.S. Patent Laws relating to the eligibility of certain subject matter for patent protection influenced the Company’s decision to abandon a few of its pending U.S. applications. This in turn reduced the Company’s total expenses for patent maintenance.
SVM Capital, LLC
In January 2007, SVM Capital, LLC (“SVM Capital”) was formed as a joint venture between HDC and Atlantic Alpha Strategies, LLC (“Atlantic Alpha”) to explore and exploit the potential applicability of our SVM technology to quantitative investment management techniques.
On June 16, 2015, SVM Capital joined Manifold Partners, LLC (“Manifold Partners”) as a partner. Manifold Partners is a San Francisco-based multi-strategy portfolio management firm specializing in quantitative investment methodologies. As a part of the partnership, SVM Capital was to contribute their proprietary service to the collaboration with Manifold Partners. This technology is an outgrowth of the machine learning techniques created by the Company.
The management of SVM Capital, LLC has not provided Health Discovery Corporation with any updates since September 2016. Health Discovery Corporation is evaluating its rights regarding the license agreement with SVM Capital, LLC
Inflation
The Company does not expect that inflation or changing prices will have a material effect on revenues or income.
Year Ended December 31, 2019 Compared with Years Ended December 31, 2018, 2017 and 2016
Revenue
For the year ended December 31, 2019, revenue was approximately $1.5 million compared with $44,300, $44,951 and $43,512 for the years ended December 2018, 2017 and 2016, respectively. Revenue is recognized for licensing and development fees over the period earned, which in most cases is the length of the license. The revenue recognized in 2019 was primarily the recognition of proceeds from the NeoGenomics arbitration. As of December 31, 2019, the Company had no deferred revenue. Total deferred revenue was $18,077, $61,465 and $104,853 at December 31, 2018, 2017 and 2016, respectively.
Operating and Other Expenses
Amortization expense, which is the amortization of costs of acquiring or filing of patents over their estimated useful lives, was $262,719 for each of the years ended December 31, 2018, 2017 and 2016. For the year ended December 31, 2019 amortization expense was $152,908.
Professional and consulting fees totaled $83,735 for 2019 compared with $59,456 for 2018, $126,799 for 2017 and $213,977 for 2016. These fees consist primarily of patent filing and maintenance costs, consulting fees, and accounting fees.
Legal fees totaled $86,997 during the year ended December 31, 2019, compared with $10,359 during the same period 2018, $72,020 in 2017 and $32,458 in 2016. The increase in legal fees in 2019 was a result of costs associated with the Company’s response to the patent interference proceedings.
Research and development fees were $0 during 2019, 2018 and 2017 and $27,000 during 2016. The research and development fees were related primarily to fees paid to consultants relating to the development work completed as a part of our NeoGenomics License.
Compensation expense totaled $371,690 for the year ended December 31, 2019, $285,421 in 2018, $308,631 for 2017 and $282,195 for 2016. The increase in 2019 was due to a one-time compensation paid to directors for their efforts in the success of the NeoGenomics and Intel matters.
Other general and administrative expenses totaled $754,024 in 2019, $195,965 in 2018, $134,382 in 2017, and $179,308 in 2016. The 2019 increase in other general and administrative expense was due to the non-cash expense of option awards.
Other Income and Expense
The Company received a total payment of $6.6 million as a result of the NeoGenomics arbitration ruling. $1.5 million of the arbitration award was attributed to “milestone and royalty payments”, with the remaining $5.1 million attributed to punitive damages. Hence, the Company reported $5.1 million as other income for the period ending December 31, 2019.
Other income was immaterial for the year ended December 31, 2018. For the year ended December 31, 2017, the unrealized loss on NeoGenomics stock held at the end of the reporting period was $13,077. For the period ending December 31, 2016, the company recorded other income of $82,138 as a result of realizing a gain on NeoGenomics stock in the amount of $12,395 along with a $69,743 gain on payables restructuring.
Other expense for the year ended December 31, 2019 totaled $3.7 million, primarily as a result of litigation related fees. Other expense totaled $25,854 for 2018 and $1,210 for 2017 as a result of interest expense. For the year ended December 31, 2016 other expense totaled $1.2 million resulting from a change in warrants liability. As previously disclosed, the Company had issued options and warrants which exceeded the amount of common shares available if the holders exercised all of the previously issued outstanding options and warrants. This created a common stock warrant liability for the Company. During the first quarter of 2016, based upon the trading price of the Company’s common stock, this liability increased to $940,812 and during the second quarter of 2016 increased to $1,196,612. At the Annual Shareholder Meeting of the Company held on May 17, 2016, the shareholders approved an increase to the authorized shares of common and preferred stock. As a result, on May 17, 2016 common stock warrant liability for the Company was eliminated.
Liquidity and Capital Resources
At December 31, 2019, the Company had $2.3 million in cash and total current liabilities of $884,897. The primary amount of current liabilities relates to $206,637 in dividends payable, $440,089 in accrued wages and $200,000 in convertible debt. As a result, we will have sufficient resources to meet all of our current obligations. The Company is pursuing licensing activity and collaborations to increase revenue. Additionally, the Company is evaluating options to secure funding for infringement activities to protect its proprietary technology or other forms of fund raising either in the debt or equity markets. None of these options are definitive and there is no guarantee the Company will be successful in these fund-raising efforts. The Company estimates cash will be depleted by the second quarter of 2023 unless the Company is able to increase revenues or raise additional capital.
At December 31, 2019, the Company had no contractual obligations that require disclosure.
The Company has relied primarily on equity and debt financing for liquidity. The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its patent portfolio, providing services related to those patents, protecting its proprietary technology against infringers and obtaining additional equity or debt financing. Previous leadership was never able to generate significant revenue, as further described above. The current leadership created the largest revenue in 2019 and is utilizing that revenue to explore future opportunities for the Company. Additionally, proceeds from arbitration in 2019 increased cash balances and are being utilized.
Cash Flow from Operating, Investing and Financing Activities
For the year ended December 31, 2019, the Company had net income of $1.56 million with $2.2 million of cash being generated by operating activities. During 2019 a total of $92,940 was provided by financing activities resulting from proceeds received from convertible debt. As a result, the Company realized a net increase of cash of $2.3 million during the year ended December 31, 2019.
Cash Flow from Financing Activities
The Company has relied primarily on equity funding plus debt financing for liquidity. With the exception of the success of the current leadership team in 2019, the Company has produced limited revenue. The Company must continue to increase revenue in order to generate sufficient cash to continue operations. The Company does have sufficient cash to support operations until it is able to generate revenue through royalty payments from licensing deals from its patent portfolio and development fees for providing services related to those patents. There can be no assurance that the Company will be able generate sufficient revenues that would permit funding of ongoing operations. In such event, the Company may also consider such alternatives as raising additional equity through private placements and/or debt offerings. There can be no assurance that the Company will be able to secure such funding.
Critical Accounting Policies, Estimates and Assumptions
We consider our accounting policies related to revenue recognition, impairment of intangible assets and stock-based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and stock-based compensation expense. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which can be estimated from the future discounted cash flows expected to be derived from the intangible asset, and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
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
Revenue Recognition
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve revenue recognition, capitalized internal-use software, income taxes, and valuation of our stock-based compensation, including the underlying deemed estimated fair value of our preferred and common stock. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
On January 1, 2016, we adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, or Topic 606. Topic 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, references to Topic 606 used herein refer to both Topic 606 and Subtopic 340-40. We adopted Topic 606 with retrospective application to the beginning of the earliest period presented. The adoption of Topic 606 resulted in changes to our accounting policies for revenue recognition.
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
The Company has entered into collaboration agreements for research, development, and commercial services, under which the Company licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Any variable consideration is constrained, and therefore, the cumulative revenue associated with this consideration is not recognized until it is deemed not to be at significant risk of reversal.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements for which the collaboration partner is also a customer, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the timing of satisfaction of performance obligations as a measure of progress in step (v) above. The Company uses significant judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to the optional goods and services the Company expects to provide. The Company uses estimates to determine the timing of satisfaction of performance obligations.
Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.
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
FINANCIAL STATEMENTS

The following financial statements are included beginning on page F-1 of this report:

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Executive Officer and our President who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and President concluded that, as of the Evaluation Date, because of the Company’s internal control weakness, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and President, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control — Integrated Framework (“2017 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this evaluation, under that framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019. Our Chief Executive Officer, who is also serving as our Principal Executive Officer and our President who is also serving as our Principal Financial Officer, concluded that we have material weaknesses in our internal control over financial reporting because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.
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
ITEM 9B.
OTHER INFORMATION

None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, directors are:
Name	Age	Position
George H. McGovern, III	73	Chairman and CEO
Hong Zhang, Ph.D.	56	Chief Science Officer
Marty Delmonte	52	President, COO and Director
William F. Fromholzer	74	Director
Colleen M. Hutchinson	45	Director
Edward Morrison	47	Director
James Murphy	64	Director
The following sets forth the biographical information for our executive officers and directors:
George H. McGovern, III has been a shareholder of Health Discovery Corporation since 2008. He is currently our Chairman and Chief Executive Officer. He has leadership experience in various industries including Internet services, health care, real estate, cellular communications and casino hotels and gaming. He was co-founder and CEO of Laser Link.Net, Inc. until its acquisition by Covad, Inc. He was president and CEO of Block B Cellular Corp. until its acquisition by Telephone and Data Services, Inc. He was financial adviser and board member of American Cellular Network Corp. until its acquisition by Comcast. He has been a member of the CFA Society Philadelphia since 1975.
Hong Zhang, Ph.D., has been our Senior Vice President, Computational Medicine since 2004 and currently serves as our Chief Science Officer. As visiting faculty at Johns Hopkins University, Dr. Zhang lectured at the Center for Biomarker Discovery on Bioinformatics: Peak Detection Methods for Mass Spectral Data. Currently a Yamacraw Associate Professor at Armstrong Atlantic University, Dr. Zhang was the Vice President and CIO for a neural network and computer assisted medical diagnostic systems company that employs neural network and mathematical/statistical preprocessing techniques. In this position, Dr. Zhang was involved in digital image processing and pattern recognition for medical image processing as well as software design and programming for support vector machine applications. Dr. Zhang was a professor in the Department of Mathematical Sciences at Purdue University from 1989 to 1996. He has held numerous academic positions, including Adjunct Associate Professor, Associate Professor with Tenure, and Assistant Professor. He was a visiting Associate Professor in 1995 in the Department of Biometry at the Medical University of South Carolina.
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
Marty Delmonte is currently our President and Chief Operating Officer and has been involved with the Company since July 2010. Mr. Delmonte is an accomplished senior financial executive with over 25 years of comprehensive experience in multiple aspects of finance, accounting and treasury. Prior to joining Health Discovery Corporation, he worked in strategic financial advisory and operational roles at several companies and served as an executive at several major financial institutions including Bank of America, JP Morgan, and SunTrust. His functional areas include accounting, treasury, risk management, investments, international, compliance, tax, investor relations, capital planning, mergers & acquisitions, debt management and financial strategies.

Mr. Delmonte has successfully passed the National Association for Securities Dealers’ Series 7, 6, and 63 exams. In addition, the Association for Financial Professionals recognized him as a Certified Cash Manager. He is also a frequent and highly regarded advisor on industry related topics. Mr. Delmonte holds a Bachelor of Science degree from the Georgia Institute of Technology with a focus in Finance along with a certificate in Economics.
William F. Fromholzer is a retired executive with global work experience with both public and private companies. Among his positions he served as Senior Vice President and Corporate officer of Indium Corporation of America (ICA). His primary responsibility was to expand the national footprint to a global sales, marketing, distribution and manufacturing company serving the electronics industry. Today ICA is recognized as a global leader in its space. Also, he was Vice President of Sales for DUSA Pharmaceuticals, a public dermatology company, whose main drug Levulan is used to treat precancerous Actinic Keratosis. In addition, he served as a director of LaserLink.Net, an Internet services company that was acquired by Covad Communications.
Colleen M. Hutchinson is founder and CEO of CMH Media, LLC, a full-service medical media company that provides turn-key publishing, writing, editing, and project management services, as well as overall communications strategies to medical associations, medical education companies, healthcare products companies, and medical institutions. Her work includes publication management, clinical reviews, educational enduring materials, meeting reports and summit guidelines/recommendations, consensus panel statements, and association strategic initiatives development. Ms. Hutchinson is the daughter of George McGovern.
Recognized as a medical publishing expert, Ms. Hutchinson has presented at national and international meetings on the subjects of medical writing and publication. Ms. Hutchinson also produces her On the Spot columns in General Surgery News, Clinical Oncology News, and Gastroenterology & Endoscopy News.
Edward Morrison has been a shareholder of Health Discovery Corporation since 2009. Mr. Morrison has over twenty years’ experience as an attorney, senior executive, and owner in privately held companies in the legal and healthcare industries. Mr. Morrison is an owner of MDA Management, Inc. which provides dental management services to Morrison Dental Associates, P.C. which serves tens of thousands of patients through locations in Georgia and South Carolina. Mr. Morrison oversees the operations of MDA Management, Inc. and Morrison Dental Associates, P.C.
Mr. Morrison earned his undergraduate degree in History from Boston College and his JD from Emory University School of Law. Mr. Morrison was admitted to the state bar of Georgia in 1998, where he remains a member in good standing.
James Murphy has over 25 years’ experience as a senior financial executive in public and privately held companies in the life sciences and the media and technology industries. Mr. Murphy holds a Bachelor of Science in Accounting with Honors from Villanova University and is a Certified Public Accountant.
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
Shareholder Nomination of Candidates for Board of Directors
Nominations of persons for election to the Board of Directors may be made by any shareholder who complies with the notice provisions set forth in the Bylaws, which provides that a shareholder’s notice must be delivered or mailed and received at the principal executive office of the Company not less than thirty days before the date of the meeting; provided, however, that in the event that less than forty days’ notice or prior public disclosure of the date is given, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which the public announcement of the meeting date was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or reelection as a Director, all information relating to such person as required to be disclosed in solicitation of proxies for election of Directors made in compliance with Regulation 14A under the Securities and Exchange Act of 1934, as amended (including such person’s written consent to being named in a proxy statement as a nominee and to serving as a Director if elected); and (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the books of the Company, of such shareholder and (B) the class and number of shares of the Company’s capital stock that are beneficially owned by such shareholder. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the Chief Executive Officer of the Company that information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the applicable provisions of the Company’s Bylaws.
Code of Ethics
The Company has adopted a Code of Ethics applicable to our Chief Executive Officer and President. The Code of Ethics is available without charge upon request directed to Investor Relations, Health Discovery Corporation, 2002 Summit Blvd, NE, Suite 300, Atlanta, Georgia 30319. The Company intends to disclose amendments or waivers of the Code of Ethics required to be disclosed by posting such information on its website.

ITEM 11.
EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth various elements of compensation for our Named Executive Officers and Directors for each of the last four fiscal years:
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total
George H. McGovern, III Chairman & Chief Executive Officer	2019	$150,000(1)	$—	$4,410(2)	$154,410
	2018	$150,000(1)	$—	$17,415(2)	$167,415
	2017	$125,000(1)	$—	$17,415(2)	$142,415
	2016	$—	$—	$8,820(2)	$8,820
Hong Zhang, Ph.D. Chief Science Officer	2019	$25,500	$25,000	$—	$50,500
	2018	$—	$—	$2,286(2)	$2,286
	2017	$27,000	$—	$13,712(2)	$40,712
	2016	$52,000	$—	$16,911(2)	$68,911
Marty Delmonte President, Chief Operating Officer & Director	2019	$125,000(1)	$—	$—	$125,000
	2018	$125,000(1)	$—	$4,185(2)	$129,185
	2017	$125,000(1)	$—	$4,185(2)	$129,185
	2016	$96,300	$—	$14,619(2)	$110,919
William Fromholzer Director	2019	$—	$20,000	$127,136(2)	$147,136
	2018	$—	$—	$28,031(2)	$28,031
	2017	$—	$—	$—	$—
	2016	$—	$—	$—	—
Colleen Hutchinson Director	2019	$—	$20,000	$127,136(2)	$147,136
	2018	$—	$—	$28,031(2)	$28,031
	2017	$—	$—	$—	$—
	2016	$—	$—	$—	$—
Edward Morrison Director	2019	$—	$20,000	$127,136(2)	$147,136
	2018	$—	$—	$2,391(2)	$2,391
	2017	$—	$—	$2,391(2)	$2,391
	2016	$—	$—	$—	$—
James Murphy Director	2019	$—	$20,000	$127,136(2)	$147,136
	2018	$—	$—	$2,391(2)	$2,391
	2017	$—	$—	$2,391(2)	$2,391
	2016	$—	$—	$—	$—

(1)
Includes accrued wages not paid

(2)
Represents costs associated with stock options

Employment Agreements
There are no Employment Agreements with any officer or employee of the Company. All officers, employees, and consultants serve at the discretion of the Board of Directors.

Director Compensation
Outside directors each received a one-time bonus of $20,000 in June of 2019 for their efforts in the success of the NeoGenomics and Intel matters. Additionally, each outside director was awarded 2,000,000 options in June 2019 to purchase shares of the Company’s Common Stock.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of our Common Stock as of December 31, 2019 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, and (iv) all of our executive officers and directors as a group. As of December 31, 2019, there were 388,646,386 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding no shares of Series C Preferred Stock outstanding and no shares of Series D Preferred Stock outstanding.
Name of Beneficial Owner	Shares held by Beneficial Owner	Percent of Class(1)
George McGovern, III, Chairman and CEO	81,080,590	20.86%
Hong Zhang, PhD, Chief Science Officer	2,000,000	0.51%
Marty Delmonte, President, COO and Director	5,500,000	1.42%
William F. Fromholzer, Director	4,000,000	1.03%
Colleen M. Hutchinson, Director	4,000,000	1.03%
Edward Morrison, Director	10,500,000	2.70%
James Murphy, Director	4,000,000	1.03%
All executive officers and directors as a group (7 persons)	111,080,590	28.58%

(1)
The percentage assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of our Common Stock held by such stockholder or group and exercisable within 60 days as of December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the equity securities of the Company which are authorized for issuance to employees, directors and consultants in consideration for services as of December 31, 2019:
Equity Compensation Plan Information
Common Shares Authorized Preferred Shares Authorized	450,000,000 45,000,000	Outstanding Common Shares	Option and Warrant Shares	Total Shares Diluted
Outstanding December 31, 2019		388,646,386	116,375,000	505,021,386
			Common Shares Authorized and Not Issued	(55,021,386)
			Preferred Outstanding	—
			Preferred Shares Authorized and Not Issued	45,000,000
			Total Shares Available within CAP Table	(55,021,386)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company has adopted the independence standards promulgated by the New York Stock Exchange and has made a determination that, as of December 31, 2019, the following directors are independent according to those standards: William Fromholzer, Edward Morrison, and James Murphy. George McGovern, Marty Delmonte and Colleen Hutchinson were not independent according to the New York Stock Exchange independence standards.
After exhausting our funding search, we reached out to former and current Directors and shareholders seeking additional operating funds. George McGovern (Chairman, CEO and Principal Executive Officer) loaned money to the Company in two tranches: the first in October, 2017 in the amount of $300,000 and the second in August, 2018 in the amount of $200,000. These loans were originated at interest rate of 8% APR. The entirety of both tranches of the loans was requested to be converted to equity on December 31, 2019, thus relieving the company of this obligation.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees billed by Frazier & Deeter, LLC in 2019, 2018, 2017 and 2016:
	2019	2018	2017	2016
Audit Fees	$—	—	—	82,777
Audit-Related Fees	—	—	—	—
Tax Fees	—	—	—	—
Sub-Total	—	—	—	82,777
All Other Fees	—	—	—	—
Total Fees	$—	—	—	82,777
Audit Fees.   This category includes aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2015, review for the annual report on Form 10-K and for the limited reviews of quarterly condensed financial statements (Forms 10-Q) included in periodic reports filed with the Securities and Exchange Commission during 2019, 2018, 2017 and 2016, including out of pocket expenses.
Audit-Related Fees.   This category includes fees billed for professional services associated with consultation concerning financial accounting and reporting standards.
Tax Fees.   This category includes the aggregate fees billed or to be billed for tax services for the years ended December 31, 2019, 2018, 2017 and 2016.
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

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
Documents filed as part of this Report:

(1)
Financial Statements — all financial statements of the Company as set forth under Item 8 of this Report.

(2)
Financial Statement Schedules — As a smaller reporting company we are not required to provide the information required by this item.

(3)
Exhibits

(b)
The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(b) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-K:

3.1	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.
3.1(a)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.
3.1(b)	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.
3.1(c)	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.
3.2	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.
4.1	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.
4.1(a)	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-KSB, filed March 30, 2004.
4.1(b)	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.
4.1(c)	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.
10.1	License Agreement, dated January 6, 2012, between Health Discovery Corporation and NeoGenomics Laboratories, Inc. Registrant incorporates by reference Exhibit 10.27 to Form 8-K filed on January 12, 2012.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Office and Principal Executive Officer. Filed herewith.
32.1	Section 1350 Certification of President and Principal Financial Officer. Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HEALTH DISCOVERY CORPORATION
By:
/s/ George H. McGovern, III

Chairman, Chief Executive Officer,
Principal Executive Officer
Date:   May 12, 2020
By:
/s/ Marty Delmonte

President, Chief Operating Officer,
Principal Financial Officer
Date:   May 12, 2020
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ George H. McGovern, III	Chairman, Chief Executive Officer, Principal Executive Officer	May 12, 2020
/s/ Marty Delmonte	President, Chief Operating Officer, Principal Financial Officer	May 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Health Discovery Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Health Discovery Corporation (the “Company”) as of December 31, 2019, 2018, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, 2018, 2017 and 2016, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2020, and we previously served as the Company’s auditor from 2014 through 2016.
/s/ Frazier & Deeter, LLC
Atlanta, Georgia
May 12, 2020

HEALTH DISCOVERY CORPORATION
Balance Sheets
For the Years Ended December 31, 2019, 2018, 2017 and 2016
	2019	2018	2017	2016
Assets
Current Assets
Cash	$2,295,720	$67	$43,543	$41,251
Investment in Available For Sale Securities (Note L)	—	—	—	154,374
Legal fee retainer	16,796	—	—	—
Total Current Assets	2,312,516	67	43,543	195,625
Patents, Less Accumulated Amortization of $3,985,794, $3,832,887, $3,570,167 and $3,307,448 as of December 31, 2019, 2018, 2017 and 2016 respectively	—	152,908	415,627	678,346
Total Assets	$2,312,516	$152,975	$459,170	$873,971
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$21,483	$148,208	$152,648	$39,823
Accrued Wages	440,089	339,677	147,500	—
Dividends Payable	206,637	206,637	206,637	206,637
Accrued Interest	16,688	27,064	1,210	—
Deferred Revenue	—	18,077	43,388	43,388
Common Stock Warrants Liability	1,898,126	—	—	—
Convertible Debt	200,000	407,060
Total Current Liabilities	2,783,023	1,146,723	551,383	289,848
Long Term Liabilities
Deferred Revenue	—	—	18,077	61,465
Convertible Debt	—	—	175,000	—
Total Liabilities	2,783,023	1,146,723	744,460	351,313
Stockholders’ Equity
Preferred Stock, Convertible, 45,000,000 Shares Authorized; No Par Value, 0 Issued and Outstanding December 31, 2019; 30,000,000 Issued and Outstanding December 31, 2018, 2017 and 2016	—	900,000	900,000	900,000
Common Stock, No Par Value, 450,000,000 Shares Authorized;	—	—	—	—
388,648,386 Shares Issued and Outstanding December 31, 2019; 268,718,989 Shares Issued and Outstanding December 31, 2018, 2017 and 2016	28,909,761	29,047,226	28,960,210	28,894,271
Accumulated Deficit	(29,380,268)	(30,940,974)	(30,145,500)	(29,271,613)
Total Stockholders’ Equity (Deficit)	(470,507)	(993,748)	(285,290)	522,658
Total Liabilities and Stockholders’ Equity (Deficit)	$2,312,516	$152,975	$459,170	$873,971
See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Operations
For the Years Ended December 31, 2019, 2018, 2017 and 2016
	2019	2018	2017	2016
Revenues:
Licensing and Development	$18,806	$44,300	$44,951	$43,512
Licensing Revenue from Arbitration	1,500,000	—	—	—
Total Revenue	1,518,806	44,300	44,951	43,512
Operating Expenses:
Depreciation and Amortization	152,908	262,719	262,719	262,914
Professional and Consulting Fees	83,735	59,456	126,799	213,977
Legal Fees	86,997	10,359	72,020	32,458
Research and Development Fees	—	—	—	27,000
Compensation	371,690	285,421	308,631	282,195
Other General and Administrative Expenses	745,023	195,965	134,382	179,093
Total Operating Expenses	1,440,353	813,920	904,551	997,657
Income (Loss) From Operations	78,453	(769,620)	(859,600)	(954,145)
Other Income (Expense)
Proceeds from Arbitration	5,161,035	—	—	—
Interest Income	721	—	—	—
Arbitration related fee	(3,642,170)	—	—	—
Interest Expense	(37,333)	(25,854)	(1,210)	—
Change in Fair Value of Warrants Liability	—	—	—	(1,196,612)
Unrealized Gain on Available for Sale Securities (Note L)	—	—	—	12,395
Realized Loss on Available for Sale Securities (Note L)	—	—	(13,077)	—
Gain on Payables Restructuring				69,743
Total Other Income (Expense)	1,482,253	(25,854)	(14,287)	(1,114,474)
Net Income (Loss)	1,560,706	(795,474)	(873,887)	(2,068,619)
Preferred Stock Dividends	—	—	—	—
Income (Loss) Attributable to Common Stockholders	$1,560,706	$(795,474)	$(873,887)	$(2,068,619)
Weighted Average Outstanding Shares	388,646,386	271,718,989	271,718,989	271,718,989
(Loss) Income Per Share Attributable to Common Stockholders	$0.00	$0.00	$0.00	$0.00
See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2019, 2018, 2017 and 2016
	Issued and Outstanding
	Series C Preferred Stock	Common Stock	Series C Preferred Amount	Common Stock Amount	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance – December 31, 2015	30,000,000	268,718,989	$560,732	$27,410,930	$(27,202,994)	$768,668
Stock-based Compensation Expense for Directors and Consultants	—	—	—	88,418	—	88,418
Stock-based Compensation Expense for Employees	—	—	—	108,311	—	108,311
Common Stock Warrants Liability	—	—	339,268	1,196,612	—	1,535,880
Common Stock Issued	—	3,000,000	—	90,000	—	90,000
Net Income (Loss)	—	—	—	—	(2,068,619)	(2,068,619)
Balance – December 31, 2016	30,000,000	271,718,989	$900,000	$28,894,271	$(29,271,613)	$522,658
Stock-based Compensation Expense for Directors and Consultants	—	—	—	46,738	—	46,738
Stock-based Compensation Expense for Employees	—	—	—	19,201	—	19,201
Net Income (Loss)	—	—	—	—	(873,887)	(873,887)
Balance – December 31, 2017	30,000,000	271,718,989	$900,000	$28,960,210	$(30,145,500)	$(285,290)
Stock-based Compensation Expense for Directors and Consultants	—	—	—	83,816	—	83,816
Stock-based Compensation Expense for Employees	—	—	—	3,200	—	3,200
Net Income (Loss)	—	—	—	—	(795,474)	(795,474)
Balance – December 31, 2018	30,000,000	271,718,989	$900,000	$29,047,226	$(30,940,974)	$(993,748)
Series C Preferred Stock Converted to Common Stock	(30,000,000)	30,000,000	(900,000)	900,000	—	—
Stock-based Compensation Expense for Directors and Consultants	—	—	—	512,952	—	512,952
$300,000 Convertible Debt Converted to Common	—	86,927,397		347,709	—	347,709
Reclassification of Common Stock Warrants	—	—	—	(1,898,126)	—	(1,898,126)
Net Income (Loss)	—	—	—	—	1,560,706	1,560,706
Balance – December 31, 2019	—	388,646,386	$—	$28,909,761	$(29,380,268)	$(407,507)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Statements of Cash Flows
For the Years Ended December 31, 2019, 2018, 2017 and 2016
	2019	2018	2017	2016
Cash Flows From Operating Activities
Net Income (Loss)	$1,560,706	$(795,474)	$(873,887)	$(2,068,619)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used in Operating Activities:
Stock-based Compensation for Employees	—	3,200	19,201	108,311
Stock-based Compensation for Directors and Consultants	512,952	83,816	46,738	88,418
Gain on Payables Restructuring	—	—	—	(69,743)
Realized Loss on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note L)	—	—	13,077	—
Unrealized Gain on Investments in Available for Sale Securities Measured in Accordance with the Fair Value Option (Note L)	—	—	—	(12,395)
Increase in Warrants Liability	—	—	—	1,196,612
Depreciation and Amortization	152,908	262,719	262,719	262,914
(Increase) Decrease in Accounts Payable	(126,725)	(4,440)	112,825	71,933
Increase in Accrued Wages	100,412	192,177	147,500	—
Accrued Interest	37,333	25,854	1,210	—
(Decrease) in Deferred Revenue	(18,077)	(43,388)	(43,388)	(43,388)
Increase in Legal Fee Retainer	(16,796)	—	—	—
Net Cash Provided by (Used in) Operating Activity	2,202,713	(275,536)	(314,005)	(465,957)
Cash Flows From Investing Activities:
Investing Activity – Purchase of Securities	—	—	—	—
Proceeds from Sale of Available for Sale Securities (Note L)	—	—	141,297	—
Net Cash Provided by Investing Activity	—	—	141,297	—
Cash Flows From Financing Activities:
Proceeds from Common Stock Issuance	—	—	—	90,000
Proceeds from Short Term Notes	122,000	—	—	—
Proceeds from Convertible Debt	92,940	232,060	175,000	—
Repayment of Short Term Notes	(122,000)	—	—	—
Net Cash Provided by Financing Activity	92,940	232,060	175,000	90,000
Net Increase (Decrease) in Cash	2,295,652	(43,476)	2,292	(375,957)
Cash, at Beginning of Year	67	43,543	41,251	417,208
Cash, at End of Year	$2,295,720	$67	$43,543	$41,251

Non-cash Financing and Investing Activities	2019	2018	2017	2016
Series C Preferred Stock Issuance	—	—	—	$339,268
Conversion of Series C Preferred Stock to Common Stock	$900,000	—	—	—
Conversion of debt to Common Stock	$347,709	—	—	—
Reclassification of Common Stock Warrants Liability	$1,898,126
See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements
Note A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
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
Our Company’s principal asset is its intellectual property, which includes advanced mathematical algorithms called SVM, as well as biomarkers that we discovered by applying our SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 31 patents that have been issued or are currently pending around the world.
Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities. In the beginning, we sought only to use our SVMs internally in order to discover and license our biomarker signatures to various diagnostic and pharmaceutical companies. Today, our commercialization efforts include: utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensing of the SVM technologies directly to diagnostic companies; and, the potential formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates. Significant estimates that are particularly susceptible to change in the near-term include the valuation of share-based compensation and consideration for services and the patent impairment.
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
Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
CASH
Cash includes cash deposited with financial institutions.
PATENTS
Initial costs paid to purchase patents are capitalized and amortized using the straight-line method over the remaining life of the patent. The Company capitalizes the external costs and filing fees associated with obtaining patents on its new discoveries and amortizes these costs using the straight-line method over the shorter of the legal life of the patent or its economic life, generally 17 years, beginning on the date the patent is issued. Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs. If the applied for patents are abandoned or are not issued, the Company will expense the costs capitalized to date in the period of abandonment or earlier if abandonment appears probable. The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2019, the Company does not believe there has been any impairment of its patents. The Company has analyzed the respective carrying value of our patent portfolio at December 31, 2016, 2017, 2018 and 2019 and has concluded that the portfolio was not impaired during this period.
INVESTMENTS
The Company uses the equity method to account for its equity investments in ventures for which it has 50% or less ownership and the ability to exercise significant influence over operating and financial policies but does not control. The Company uses the cost method to account for its investments in companies that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies.
COMMON STOCK WARRANT LIABILITY
In the event the number of shares or warrants of Common Stock granted exceeds the number of shares available if the holders exercised all of the previously issued outstanding options and warrants, the Company accounts for this excess as a Common Stock Warrant Liability, which is adjusted to fair value at the end of each reporting period. If and when the Company authorizes sufficient shares of common stock and preferred stock, the Common Stock Warrant Liability is reclassified to equity at the fair value of the liability at the date of reclassification.
INCOME TAXES
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax benefits and expenses or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
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
Valuation and Amortization Method — The fair value awards of stock that do not contain a market condition target are estimated on the grant date using the Black-Scholes option-pricing model. The fair value of options that contain a market condition, such as a specified hurdle price, is estimated on the grant date using a probability weighted fair value model similar to a lattice valuation model. Both the Black-Scholes and the probability weighted valuation models require assumptions and estimates of expected volatility, expected life, expected dividend yield and expected risk-free interest rates.
Expected Term — The expected term of the award represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and forfeitures due to departure prior to the end of the vesting schedule.
Expected Volatility — Volatility is a measure of the amounts by which a financial variable such as stock price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility, employing a prior period equivalent to the expected term to estimate expected volatility
Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.
RESEARCH AND DEVELOPMENT EXPENSE
The Company’s research and development costs are expensed as incurred and consist of expenses paid to consultants and external laboratories and related primarily to the costs of co-development studies, clinical trials, and projects undertaken. The research and development costs were $0 for 2019, 2018 and 2017 and $27,000 in 2016.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of cash, available for sale securities, and accounts payable. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short-term nature of such items. Refer to Note L for discussion regarding the valuation of the Company’s investment in available for sale securities.
NET INCOME (LOSS) PER SHARE
Basic Earnings Per Share (“EPS”) includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Due to the net loss for the years ended December 31, 2018, 2017 and 2016, the calculation of diluted per share amounts would create an anti-dilutive result and therefore are not presented in the following table. Potentially dilutive shares at December 31, 2019, 2018, 2017 and 2016 include options and warrants outstanding of 116,375,000, 108,375,000, 106,125,000 and 97,375,000 respectively.
The following is an analysis of the basic and diluted earnings per common share computations for the year ended December 31, 2019:
Year ended December 31, 2019
Basic:
Net income attributable to common stockholders	$1,560,706
Basic weighted average common shares outstanding	388,646,386
Net income per share attributable to common stockholders – basic	$0.00
Diluted:
Net income attributable to common stockholders	$1,560,706
Basic weighted average common shares outstanding	345,742,711
Effect of dilutive securities:
Conversion of options and warrants	86,927,397
Conversion of preferred shares to common shares	30,000,000
Diluted weighted average common shares outstanding	462,670,108
Net income per share attributable to common stockholders – diluted	$0.00
Please refer to Note L regarding detail for outstanding stock options.
CONCENTRATIONS OF CREDIT RISK
The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account. From time-to-time, the Company’s cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.
Note B — ARBITRATION
In January 2017, the Company notified NeoGenomics Laboratories, Inc. (“NeoGenomics” or “NEO”) of the Company’s election to terminate all licenses that are subject to the Master License Agreement (the “MLA”) dated January 6, 2012, between the Company and NeoGenomics. The MLA was filed with the Securities and Exchange Commission (“SEC”) on January 11, 2012 as an exhibit to a Current Report on Form 8-K. Subsequently, the Company and NeoGenomics attempted to resolve the matter through alternative dispute resolution, including but not limited to, mediation. While these efforts were unsuccessful, the Company ultimately filed a Demand for Arbitration (“Arbitration”) with the American Arbitration Association’s Panel of Arbitrators (the “Panel” or “Arbitrators”). On April 25, 2019, the Panel issued their ruling (the “Final Award”). Section XXI, the Conclusion of the Final Award, states:
Based on the foregoing, the Panel concludes as follows:
1.
Effective immediately, the MLA is terminated.

2.
The Company is awarded $1,500,000 based on the Panel’s conclusion that SmartFlow infringes a Valid Patent Claim and internal use by NEO is subject to Milestone and Royalty payments.

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note B — ARBITRATION, continued
3.
The Company is awarded $5,100,000 based on the Panel’s conclusion that NEO failed to use its best efforts with respect to the development and commercialization of SVM-CYTO.

4.
Pursuant to Section 12.2 of the MLA, NEO shall reimburse the Company $8,694.

5.
As discussed in this Final Award, all other claims by the Company are hereby denied.

6.
NEO’s request for a Declaratory Judgment is denied.

7.
All of NEO’s counterclaims are denied.

8.
All other claims, counterclaims, defenses, requests for relief, to the extent not specifically addressed in this Final Award are hereby denied.

Therefore, the sum award for the Company is $6,608,694 plus interest accrued from date of the Final Award to date of payment. Additionally, the Panel holds that the MLA is terminated with the exception of the obligations expressly stated in Section 8.2. Section 8.2 of the MLA requires NeoGenomics to, among other things; continue its obligations to make payment of any sum due to the Company pursuant to Article 3 of the MLA, License Fees and Royalty Payments.
In 2019, the Company received a total payment of $6.6 million as a result of the NeoGenomics arbitration ruling. $1.5 million of the arbitration award was attributed to “milestone and royalty payments”, with the remaining $5.1 million attributed to punitive damages. Hence, the Company reported $1.5 million as revenues and $5.1 million as other income for the year ending December 31, 2019.
The company also incurred arbitration related fees of $3,642,170 in 2019. These fees were related to the expense of contingency financing that was required in order to successfully resolve the Arbitration.
Note C — DEFERRED REVENUE
Deferred revenue represents the unearned portion of payments received in advance for licensing or service agreements.
The deferred revenue relates to the Company’s settlement with Vermillion. The entire amount has been amortized over the life of the related patents.
The Company had no unearned revenue as of December 31, 2019. Deferred revenue was $18,077 at December 31, 2018, $61,465 at December 31, 2017 and $104,853 at December 31, 2016. The long-term portion of unearned revenue represents the remaining term of the agreements or the remaining lives of the underlying patents, as appropriate, and ranges from one to seven years.
Note D — PATENTS
The Company has acquired a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery.
The cost and accumulated amortization as of December 31, 2019, 2018, 2017 and 2016 are as follows:
	2019	2018	2017	2016
Cost of Patents	$3,985,794	$3,985,794	$3,985,794	$3,985,794
Accumulated Amortization	(3,985,794)	(3,832,887)	(3,570,167)	(3,307,448)
Patents, Net of Amortization	$—	$152,908	$415,627	$678,346

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note E — INVESTMENTS
On March 27, 2007, the Company and an investment partner formed SVM Capital, LLC (“SVM Capital”) as an equity investment for purposes of utilizing SVM as a quantitative investment management technique. The Company owns 45% of the membership interest but does not have control over the entity. The Company does not have any obligation to fund or provide support to SVM Capital. Accordingly, the investment is accounted for using the equity method of accounting. The Company’s initial investment was $5,000 and the license to use the SVM technology applied to financial markets. The carrying value of this investment was zero as of December 31, 2019, 2018, 2017 and 2016.
Note F — COMMON STOCK WARRANTS LIABILITY
In September 2015, the Company completed a private placement of 30,000,000 shares of preferred stock as well as a private placement of 4,000,000 shares of common stock and issued warrants to purchase an additional 34,000,000 shares of common stock. Due to the warrant features that accompany the sale of the Company’s preferred and common shares, if all outstanding options and warrants were exercised, the Company would not have sufficient shares of common stock to meet the exercised options and warrants. As a result, these warrants were required to be classified as a liability as of December 31, 2015. The Company increased its authorized shares during the year ending December 31, 2016 and reclassified the liability to stockholders’ equity in the amount of $1,196,612
On December 31, 2019, as more fully disclosed in Note I, the Note Holders converted the Promissory Notes into 86,927,397 shares of Common Stock, thereby causing the Company to again exceed its authorized number of shares of Common Stock to be issued. Accordingly, the Company reclassified $1,898,126 from stockholders’ equity to common stock warrants liability as of December 31, 2019.
The common stock warrants liability is recorded based upon the number of warrants which exceed the number of common shares available to meet the exercised options and warrants using the Black-Scholes option-pricing model.
Note G — INCOME TAXES
The Company has incurred net losses since inception, and we have determined that it is more likely than not we will be unable to benefit in the future from the accumulated net operating loss (“NOL”). Consequently, we have not recorded any U.S. federal or state income tax expense or benefit. We have not recorded income tax expense or benefit for the fiscal years ending December 31, 2019, 2018, 2017 and 2016, due to a full valuation allowance for any NOL’s that would have been generated or used.
The Company has unused net operating loss carryforwards of approximately $25.9 million as of December 31, 2019 that are available to offset future income tax expense. The net operating losses will begin to expire in 2021.
Based on its evaluation of tax positions, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for all tax years, which remain subject to examination and adjustment, by major tax jurisdictions as of December 31, 2019. The Company is generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2012.
Note H — COMMITMENTS AND CONTINGENCIES
Operating Lease
The Company does not own any real property. The Company leases approximately 600 square feet of office space in Atlanta, Georgia, pursuant to a short-term lease as of August 2019. The Company currently pays base rent in the amount of $2,539 per month. The Company also leases approximately 400 square feet of

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note H — COMMITMENTS AND CONTINGENCIES, continued
office space in Berwyn, Pennsylvania, pursuant to a short-term lease as of November 2019. The Company currently pays base rent in the amount of $1,078 per month.
Legal Issues
The Company received notification that the United States Patent and Trademark Office (“USPTO”) had declared an Interference between Health Discovery Corporation’s pending patent application covering SVM-Recursive Feature Elimination (“SVM-RFE”) and Intel Corporation’s Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”. Prior to 2013, when the America Invents Act (AIA) was enacted, a patent would be awarded to the “first to invent” a claimed invention. An Interference is an administrative proceeding within the USPTO that is used to determine which party was the first to invent an invention that is claimed in two (or more) independently owned patent applications.
On February 27, 2019, the USPTO ruled in favor of the Company on the SVM-RFE Patents in the Interference proceeding between the Company and Intel Corporation. The Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision, finding that the Company is entitled to claim exclusive rights to the SVM-RFE technology as set forth in the pending patent application that was filed to provoke the Interference. The decision, issued by Administrative Patent Judge James Moore, ordered Intel’s patent to be cancelled. The decision also dismissed Intel’s motions challenging the validity of the Company’s pending claims and issued patents covering SVM-RFE. The Company is currently evaluating its options for further action regarding this matter.
The Company is subject to various claims primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, the Company does not believe it is probable that any such claims will result in material costs and expenses.
Note I — CONVERTIBLE DEBT
On October 23, 2017, the Company issued a convertible promissory note (the “Promissory Note”) to George H. McGovern, III, the Chairman and CEO of the Company, and James Dengler, a Company shareholder (the “Note Holders”), for $300,000 that was drawn during 2017 and 2018. The Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Promissory Note into Common Stock (“Common Stock”) of the Company at a conversion price of $0.004
On April 22, 2019, the Note Holders waived the event of default and extended the terms of the note until July 31, 2019. In consideration for the waiver and extension, the Note Holders received a 5% share of any potential recovery from the Arbitration. Such share was limited to $1 million. In connection with the announcement of the Award, the Company recorded an additional expense of $333,052, which is included in the arbitration related fees in the statement of operations for the year ended December 31, 2019.
Additionally, on April 22, 2019 the Company issued a convertible promissory note (the “Additional Promissory Note”) in the amount of $200,000 to the Note Holders for funds advanced to the Company. The Additional Promissory Note was approved by the Board on August 1, 2018. Funds were advanced to the Company from August 1, 2018 through March 13, 2019. The Additional Promissory Note was executed on April 22, 2019 by the Company. The Additional Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Additional Promissory Note into Series D Preferred Stock (“Preferred Stock”) of the Company at a conversion price based upon the price of the Company’s common stock on the date of advancement of the loan amount (the “Conversion Price”). Because the loan proceeds were advanced on multiple dates, the Conversion Price varies depending upon the price of the Company’s common stock on the date of advancement of the loan amount. The right of conversion (“Optional Conversion”) is solely at the Note Holders’ discretion.

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note I — CONVERTIBLE DEBT, continued
On December 31, 2019, the Note Holders notified the Company of their election to convert both the Promissory Note and Additional Promissory Note into Common Stock and Series D Preferred Stock, respectively. As a result, the Note Holders received 86,927,397 shares of Common Stock on December 31, 2019 and 21,158,953 shares of Series D Preferred Stock on February 10, 2020.
Additionally, on April 22, 2019, the Note Holders retain two warrants to purchase Common Stock of the Company for each share of Preferred Stock held and the price of each warrant is equal to the Conversion Price. Each warrant shall expire on July 31, 2029. These additional warrants account for 41,983,781 shares at an average weighted Conversion Price of $0.02.
All of these issuances of equity securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
Note J — STOCK COMPENSATION AND EQUITY BASED PAYMENTS
The following schedule summarizes combined stock option and warrant information as of December 31, 2019.
Number of Warrants and Options Issued	2016	Weighted Average Exercise Price	2017	Weighted Average Exercise Price	2018	Weighted Average Exercise Price	2019	Weighted Average Exercise Price
Outstanding beginning of year	46,750,000	$0.032	97,375,000	$—	106,125,000	$—	—	$—
Granted	54,000,000	$0.033	11,000,000	$0.003	4,000,000	$—	8,000,000	$0.070
Exercised	—	$—	—	$—	—	$—	—	$—
Forfeited	(3,375,000)	$—	(2,250,000)	$0.050	(1,750,000)	$0.040	—	$—
Expired un-exercised	—	$—	—	$—	—	$—	—	$—
Outstanding end of the year	97,375,000		106,125,000		108,375,000		8,000,000
The following table reflects stock-based compensation and expense recorded in 2019, 2018, 2017 and 2016:
	2019	2018	2017	2016
Director and consultant option expenses	$512,952	$83,816	$46,738	$88,418
Employee option expenses	—	3,200	19,201	108,311
Total stock compensation expenses	$512,952	$87,016	$65,939	$196,729
In conjunction with their appointment to the Board of Directors, the Company granted to Directors an option to purchase a total of 3,125,000 shares of the Company’s common stock in February 2016; 5,500,000 in May 2016; 11,000,000 in October 2017; 4,000,000 in May 2018 and 8,000,000 in June 2019. This activity is included in the preceding schedules within Note L summarizing stock and warrant information.
In recognition of their successful efforts and continuing contributions to the Company, on June 10, 2019, the Board of Directors of the Company granted to Directors Mr. William Fromholzer, Ms. Colleen Hutchinson, Mr. Edward Morrison and Mr. James Murphy each a $20,000 bonus and an option to purchase 2,000,000 shares of the Company’s common stock. The options fully vested on the grant date, have an exercise price of $0.07, and expire on June 10, 2029. The fair value of each option granted is $0.0636 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.84%, an expected life of 5 years, and volatility of 149%. The aggregate computed value of these options is $508,542, and this amount was charged as an expense during the second quarter of 2019.

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note K — STOCKHOLDERS’ EQUITY
Series B Preferred Stock
The Company sold to individual investors a total of 19,402,675 shares of Series B Preferred Stock for $1,490,015, net of associated expenses, in 2009. The Series B Preferred Stock was converted into Common Stock of the Company in the fourth quarter of 2014, which was the fifth anniversary of the date of issuance as outlined in the original purchase agreement.
Dividends have been accrued for the Series B Preferred Stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) Common Stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company. During the first quarter of 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of Common Stock. The remaining accrued dividend is recorded as a current liability in the amount of $206,637 as of December 31, 2019.
Series C Preferred Stock
In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. As of December 31, 2014, and 2015, the Company had issued a total of 6,640,000 and 30,000,000 preferred shares, respectively. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000, of which $568,000 was received during the year ended December 31, 2015. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The contingency warrants were to be issued only if the Company had not attained profitability by the end of the first quarter 2016. Because the Company did not attain profitability by the end of first quarter 2016, the contingency warrants were issued. The warrant holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days. The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days. The warrants were valued at $0.022 each using the Black Scholes Method.
The Series C Preferred Stock were to be converted into Common Stock of the Company at the option of the holder, without the payment of additional consideration by the holder. The Shares of Series C Preferred Stock must be converted into Common Stock of the Company either by the demand by the shareholder or at the fifth anniversary of the date of issuance. During the first quarter of 2019, the Series C Preferred Stock was converted to common stock.
Series D Preferred Stock
As previously disclosed, the Company issued the Additional Promissory Note in the amount of $200,000 to the Note Holders for funds advanced to the Company. The Additional Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Additional Promissory Note into Series D Preferred Stock of the Company at the Conversion Price. The Optional Conversion is solely at the Note Holders’ discretion.
On December 31, 2019, the Note Holders notified the Company of their election to convert the Additional Promissory Note into Series D Preferred Stock. As a result, the Note Holders received 20,991,891 shares of Series D Preferred Stock on February 10, 2020.
Additionally, the Note Holders retain two warrants to purchase Common Stock of the Company for each share of Preferred Stock held and the price of each warrant is equal to the Conversion Price. Each warrant shall expire on July 31, 2029.

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note K — STOCKHOLDERS’ EQUITY, continued
Common Stock
During the third quarter of 2015, the Board of Directors authorized the issuance of Common Stock in a private placement of 7,000,000 Common Shares with certain warrant features. As of December 31, 2015, 4,000,000 shares of this offering were sold, and the Company received proceeds of $120,000. The Common Shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were issued since the Company had not attained profitability at the end of the first quarter 2016. The holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days. The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days. The warrants were valued at $0.022 each using the Black Scholes Method.
On October 23, 2017, the Company issued a convertible promissory note (the “Promissory Note”) to George H. McGovern, III, the Chairman and CEO of the Company, and James Dengler, a Company shareholder (the “Note Holders”), for $300,000. The Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Promissory Note into Common Stock (“Common Stock”) of the Company at a conversion price of $0.004.
Additionally, on April 22, 2019 the Company issued a convertible promissory note (the “Additional Promissory Note”) in the amount of $200,000 to the Note Holders for funds advanced to the Company. The Additional Promissory Note was approved by the Board on August 1, 2018. Funds were advanced to the Company from August 1, 2018 through March 13, 2019. The Additional Promissory Note was executed on April 22, 2019 by the Company. The Additional Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Additional Promissory Note into Series D Preferred Stock (“Preferred Stock”) of the Company at a conversion price based upon the price of the Company’s common stock on the date of advancement of the loan amount (the “Conversion Price”). Because the loan proceeds were advanced on multiple dates, the Conversion Price varies depending upon the price of the Company’s common stock on the date of advancement of the loan amount. The right of conversion (“Optional Conversion”) is solely at the Note Holders’ discretion.
On December 31, 2019, the Note Holders notified the Company of their election to convert both the Promissory Note and Additional Promissory Note into Common Stock and Series D Preferred Stock, respectively. As a result, the Note Holders received 86,927,397 shares of Common Stock on December 31, 2019 and 21,158,953 shares of Series D Preferred Stock on February 10, 2020.
Additionally, on April 22, 2019, the Note Holders retain two warrants to purchase Common Stock of the Company for each share of Preferred Stock held and the price of each warrant is equal to the Conversion Price. Each warrant shall expire on July 31, 2029. These additional warrants account for 41,983,781 shares at an average weighted price of $0.02.
All of these issuances of equity securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
Due to the warrant features that accompany the sale of the Company’s preferred and common shares, if all outstanding options and warrants were exercised, the Company would not have sufficient shares of common stock to meet the exercised options. The aggregate intrinsic value of all options and warrants outstanding and exercisable prices. The Company will need to increase the authorized shares of common stock in order to satisfy the options and warrants if the holders exercise the outstanding options and warrants.
Note L — INVESTMENT IN AVAILABLE FOR SALE SECURITIES
The Company has elected the fair value option in accordance with ASC 825, Financial Instruments, as it relates to its shares held in NeoGenomics’ common stock that were acquired resulting from the NeoGenomics

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note L — INVESTMENT IN AVAILABLE FOR SALE SECURITIES, continued
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
As of December 31, 2017, the Company divested of all shares of NeoGenomics stock.
Note M — SUBSEQUENT EVENTS
On February 7, 2020 two shareholders of the Company, William F. Quirk, Jr. (“Quirk”) and Cindy Bear (“Bear”), filed a motion for a temporary restraining order and preliminary injunction in DeKalb County Superior Court. Among the items in the motion, Quirk and Bear requested to have a special meeting of the shareholders and Quick and Bear alleged misconduct by the Company and its directors.
On March 2, 2020, having received no relief, Quirk and Bear dismissed their action in DeKalb County and filed a new lawsuit in Fulton County Superior Court based on substantially similar allegations and seeking similar relief. On March 4, 2020, the Fulton County court ordered a hearing on the emergency motion for a temporary restraining order against the Company for the following day.
At the hearing on March 5, 2020, Quirk and Bear presented their version of the facts through affidavits submitted by both Quirk and Bear, arguing that the affidavits supported the emergency relief they sought. The judge denied the motion and did not enter a temporary restraining order. The court set an evidentiary hearing on Quirk and Bear’s motion for a preliminary injunction for March 27, 2020. This hearing was postponed due to the COVID-19 pandemic and has not been rescheduled.
Quirk and Bear filed this suit after attempting to call a special meeting of shareholders and making a demand for inspection of certain books and records. The Company determined the demand for a special meeting was defective for a number of reasons, but as the Company announced in December, the Company will hold an annual meeting after the Company files its annual report on Form 10-K. The Company has provided counsel for Quirk and Bear with the records to which Quirk and Bear were legally entitled.
The Company denies all allegations of improper conduct in the complaint and will continue to defend itself against all allegations. As a result, the Company will recognize expenses totaling $350,000 during the first quarter of 2020 related to legal fees associated with this litigation. Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Quirk and Bear be successful, the outcome could have a material adverse effect on the Company.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. The outbreak of COVID-19 has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the areas of the United States where we operate. At this time, the United States and certain other countries are the subject of lockdowns and self-isolation procedures, which have significantly limited business operations and restricted internal and external meetings. Further, the outbreak and any preventative or protective actions that we or our customers may take in respect of COVID-19 may result in a period of disruption to our work in progress. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our executive officers or directors may become infected with the virus and become unable to fulfill

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note M — SUBSEQUENT EVENTS, continued
their duties. We are taking precautionary steps to protect our executive officers consistent with White House guidance and state and local orders.
The intense focus on COVID-19 also has led to the suspension of clinical trials and research projects relating to other conditions, which may impact our ability to form new contractual arrangements to exploit our technology. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, or the economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.
Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
Note N — FINANCIAL CONDITION AND LIQUIDITY
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
At December 31, 2019 the Company had $2.3 million cash on hand. As a result; the Company estimates cash will be depleted by the second quarter of 2023 if the Company does not generate sufficient cash to support operations.
The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through providing services related to those patents, pursuing infringement opportunities and obtaining additional equity or debt financing.
The Company believes the funds received from the NeoGenomics arbitration award will allow the Company to maintain operations until second quarter 2023. While the Company believes these efforts will create a profitable future, there is no guarantee the Company will be successful in these efforts.
Note O — SELECTED QUARTERLY FINANCIAL INFORMATION
The following table sets forth certain unaudited quarterly data for each of the first three quarters for the years ended December 31, 2019, and 2018, respectively. The data has been derived from the Company’s

HEALTH DISCOVERY CORPORATION
Notes to Financial Statements, continued
Note O — SELECTED QUARTERLY FINANCIAL INFORMATION, continued
unaudited consolidated financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

CONDENSED BALANCE SHEETS (UNAUDITED)
	As of
	March 31, 2018	June 30, 2018	September 30, 2018
Assets
Current Assets
Cash	$96,766	$21,658	$4,539
Total Current Assets	96,766	21,658	4.,539
Patents, Less Accumulated Amortization of $3.635.847, $3,701,527 and $3,767,207 as of March 31, June 30 and September 30, 2018, respectively	349,947	284,267	218,588
Total Assets	$446,713	$305,925	$223,127
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$144,823	$143,719	$151,190
Accrued Wages	191,.750	236,000	280,250
Dividends Payable	206,637	206,637	206,637
Deferred Revenue	43,388	39,771	28,924
Total Current Liabilities	586,598	626,127	667,001
Long Term Liabilities
Deferred Revenue	7,230	—	—
Convertible Debt	305,710	311,710	359,354
Total Liabilities	$899,538	$937,837	$1,026,355
Stockholders’ Equity (Deficit)
Series C Preferred Stock, Convertible, 30,000,000 Shares Authorized;
30,000,000 Issued and Outstanding March 31, June 30 and September 30, 2018	900,000	900,000	900,000
Common Stock, No Par Value, 450,000,000 Shares Authorized;
268,718,989 Shares Issued and Outstanding March 31, June 30 and September 30, 2018	28,981,241	28,993,892	29,025,231
Accumulated Deficit	(30,334,066)	(30,525,804)	(30,728,459)
Total Stockholders’ Equity (Deficit)	(452,825)	(631,912)	(803,228)
Total Liabilities and Stockholders’ Equity (Deficit)	$446,713	$305,925	$223,127

CONDENSED BALANCE SHEETS (UNAUDITED)
	As of
	March 31, 2019	June 30, 2019	September 30, 2019
Assets
Current Assets
Cash	$27,282	$2,681,669	$2,523,707
Legal fee retainer	—	17,349	17,285
Total Current Assets	27,282	2,669,018	2,540,992
Patents, Less Accumulated Amortization of $3,898,566, $3,964,246 and $3,985,794 as of March 31, June 30 and September 30, 2019	87,227	21,548	—
Total Assets	$114,509	$2,720,566	$2,540,992
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable – Trade	$148,759	$73,638	$76,193
Accrued Wages	382,138	427,738	473,338
Dividends Payable	206,637	206,637	206,637
Deferred Revenue	7,231	—	—
Convertible Debt			554,397
Total Current Liabilities	744,765	708,013	1,310,565
Long Term Liabilities
Convertible Debt	537,064	545,731	—
Total Liabilities	$1,281,829	$1,253,744	$1,310,565
Stockholders’ Equity (Deficit)
Common Stock, No Par Value, 450,000,000 Shares Authorized;
268,718,989 Shares Issued and Outstanding March 31, June 30, 2019 and September 30, 2019	29,950,534	30,460,178	30,460,178
Accumulated Deficit	(31,117,854)	(29,993,356)	(29,229,751)
Total Stockholders’ Equity (Deficit)	(1,167,320)	1,466,822	1,230,427
Total Liabilities and Stockholders’ Equity (Deficit)	$114,509	$2,720,566	$2,540,992

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018
Revenues:
Licensing and Development	$11,427	$10,847	$11,178
Total Revenue	11,427	10,847	11,178
Operating Expenses:
Amortization	65,680	65,680	65,680
Professional and Consulting Fees	16,872	17,859	9,807
Legal Fees	4,249	—	6,110
Compensation	75,292	66,985	67,741
Other General and Administrative Expenses	33,401	46,061	58,352
Total Operating Expenses	195,494	196,585	207,690
(Loss) Income From Operations	(184,067)	(185,738)	(196,512)
Other Income (Expense)
Interest Expense	(4,500)	(6,000)	(6,144)
Total Other Expense	$(4,500)	$(6,000)	$(6,144)
Net (Loss) Income	$(188,567)	$(191,738)	$(202,656)
Preferred Stock Dividends	$—	$—	$—
(Loss) Income Attributable to Common Stockholders	$(188,567)	$(191,738)	$(202,656)

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019
Revenues:
Licensing and Development	$10,847	$7,590	$370
Licensing Revenue from Arbitration	—	1,500,000	—
Total Revenue	10,847	1,507,590	370
Operating Expenses:
Amortization	65,680	65,680	21,548
Professional and Consulting Fees	2,133	40,646	13,963
Legal Fees	6,474	65,013	6,597
Compensation	73,318	93,049	145,367
Other General and Administrative Expenses	30,121	628,903	40,859
Total Operating Expenses	177,726	893,291	228,334
(Loss) Income From Operations	(166,879)	614,299	(227,964)
Other Income (Expense)
Proceeds from Arbitration	—	5,161,035	—
Interest Income	—	—	236
Arbitration related fee	—	(3,642,169)	—
Interest Expense	(10,000)	(8,667)	(8,667)
Total Other Expense	$(10,000)	$1,510,199	$(8,431)
Net (Loss) Income	$(176,879)	$2,124,498	$(236,395)
Preferred Stock Dividends	$—	$—	$—
(Loss) Income Attributable to Common Stockholders	$(176,879)	$2,124,498	$(236,395)