Form 10-K/A
period 2019-12-31
HEALTH DISCOVERY CORP
filed 2020-05-14
CIK 1141788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of May 14, 2020, there were 388,646,386 shares of common stock outstanding, no shares of Series A Preferred Stock outstanding, no shares of Series B Preferred Stock outstanding, no shares of Series C Preferred Stock outstanding and 20,991,891 shares of Series D Preferred Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Health Discovery Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on May 12, 2020 (the "Form 10-K"), is being filed to add the following disclosure regarding the Company's reliance on certain conditional relief provided by order of the Securities and Exchange Commission as well as to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language) that were not included with the Form 10-K.

On March 4, 2020, the U.S. Securities and Exchange Commission (the "SEC") issued an order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus ("COVID-19") outbreak (the "SEC Order"). The SEC Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied.

COVID-19 is currently impacting countries, communities, businesses, and markets, as well as global financial markets. Although management cannot predict at this time whether COVID- 19 will have a material impact on our future financial condition and results of operations, our ability to complete and file our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Report") was impacted due to government imposed restrictions related to the COVID-19 outbreak, which affected our accountants, auditors, consultants and professional advisors in their efforts to timely file the Report. In reliance on the SEC Order, we filed the Report on May 12, 2020, which is within 45 days from the original due date.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

HEALTH DISCOVERY CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

EXHIBIT INDEX

[ITEM 15(a)(b)]

3.1*	Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 8-K filed July 18, 2007.

3.1(a)*	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 99.1 to Form 8-K filed October 10, 2007.

3.1(b)*	Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1(b) to Form 10-K filed March 31, 2009.

3.1(c)*	Amended and Restated Articles of Amendment to Articles of Incorporation. Registrant incorporates by reference Exhibit 3.1 to Form 10-Q filed November 16, 2009.

3.2*	By-Laws. Registrant incorporates by reference Exhibit 3.2 to Form 8-K filed July 18, 2007.

4.1*	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 to Registration Statement on Form SB-2, filed June 4, 2001.

4.1(a)*	Copy of Specimen Certificate for shares of Common Stock. Registrant incorporates by reference Exhibit 4.1 (b) to Form 10-KSB, filed March 30, 2004.

4.1(b)*	Copy of Specimen Certificate for shares of Series A Preferred Stock. Registrant incorporates by reference Exhibit 4.1(b) to Form 10-K filed March 31, 2008.

4.1(c)*	Copy of Specimen Certificate for shares of Series B Preferred Stock. Registrant incorporates by reference Exhibit 4.1(c) to Form 10-K filed March 31, 2009.

10.1*	License Agreement, dated January 6, 2012, between Health Discovery Corporation and NeoGenomics Laboratories, Inc. Registrant incorporates by reference Exhibit 10.27 to Form 8-K filed on January 12, 2012.

31.1**	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer and President, Principal Financial Officer. Filed herewith.

32.1**	Section 1350 Certification of Chief Executive Officer, Principal Executive Officer and President, Principal Financial Officer. Filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an Exhibit to our original report on Form 10-K for the fiscal year ended December 31, 2019, filed May 12, 2020.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH DISCOVERY CORPORATION

By:	/s/ George H. McGovern, III
Chairman, Chief Executive Officer,
Principal Executive Officer

Date:	May 14, 2020

By:	/s/ Marty Delmonte
President, Chief Operating Officer,
Principal Financial Officer

Date:	May 14, 2020

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ George H. McGovern, III	Chairman, Chief Executive Officer, Principal Executive Officer	May 14, 2020
/s/ Marty Delmonte	President, Chief Operating Officer, Principal Financial Officer	May 14, 2020