Form 10-Q
period 2020-03-31
HEALTH DISCOVERY CORP
filed 2020-06-30
CIK 1141788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	HDVY	NA

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-accelerated Filer	☒	Smaller Reporting Company ☒
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of June 30, 2020

Common Stock, no par value	404,044,937

Series A Preferred Stock	0

Series B Preferred Stock	0

Series C Preferred Stock	0

Series D Preferred Stock	20,991,891

Note Regarding Reliance on SEC Order

As result of the global outbreak of the COVID-19 virus, on May 13, 2020 the Company evaluated its ongoing effort to prepare and file its quarterly report on Form 10-Q for the quarter ended March 31, 2020. Certain Company officers and management as well as professional staff and consultants were then unable to conduct work required to prepare our quarterly report for the quarter ended March 31, 2020.

As a result, the Company was unable to compile and review certain information required in order to permit the Company to file a timely and accurate quarterly report on Form 10-Q for its quarter ended March 31, 2020 by the prescribed date without unreasonable effort or expense due to circumstances related to COVID-19.

On March 25, 2020 the Securities and Exchange Commission (the “SEC”) issued an Order under Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as modified by Order issued by the SEC on March 25, 2020 (Release No. 34-88465, the “Order”). The Order provides that a registrant (as defined in Exchange Act Rule 12b-2) subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, where certain conditions are satisfied.

The Company relied on this Order for filing of its quarterly report on Form 10-Q for the quarter ended March 31, 2020.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(unaudited)

Assets	March 31,	December 31,
	2020	2019
Current Assets
Cash	$2,155,978	$2,295,720
Legal fee retainer	16,626	16,796

Total Current Assets	2,172,604	2,312,516

Patents, Less Accumulated Amortization of $3,985,794, as of March 31, 2020 and December 31, 2019	-	-

Total Assets	$2,172,604	$2,312,516

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$29,107	$21,483
Accrued Wages	462,500	440,089
Accrued Liabilities (Note I)	152,000	-
Dividends Payable	206,637	206,637
Accrued Interest	-	16,688
Common Stock Warrants Liability (Note G)	3,092,223	1,898,126
Convertible Debt (Note H)	-	200,000

Total Current Liabilities	3,942,467	2,783,023

Total Liabilities	3,942,467	2,783,023

Stockholders' Equity

Preferred Stock, Convertible, No Par Value 45,000,000 Shares Authorized; 20,991,891 Issued and Outstanding March 31, 2020 and 0 Issued and Outstanding December 31, 2019	216,688	-

Common Stock, No Par Value, 450,000,000 Shares Authorized; 388,646,386 Shares Issued and Outstanding March 31, 2020 and December 31, 2019	28,909,761	28,909,761

Accumulated Deficit	(30,896,312)	(29,380,268)

Total Stockholders' Deficit	(1,769,863)	(470,507)

Total Liabilities and Stockholders' Deficit	$2,172,604	$2,312,516

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(unaudited)

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Revenues:
Licensing and Development	$-	$10,847
Total Revenue	-	10,847
Operating Expenses:
Amortization	-	65,680
Professional and Consulting Fees	24,672	2,133
Legal Fees (Note I)	152,170	6,474
Compensation	106,114	73,318
Other General and Administrative Expenses	39,425	30,121
Total Operating Expenses	322,381	177,726

Loss From Operations	(322,381)	(166,879)

Other Income (Expense)
Interest Income	434	-
Interest Expense	-	(10,000)
Other Expense - Change in Warrant Liability (Note G)	(1,194,097)	-
Total Other Expense	(1,193,663)	(10,000)
Net Loss	$(1,516,044)	$(176,879)

Preferred Stock Dividends	$-	$-

Loss Attributable to Common Stockholders	$(1,516,044)	$(176,879)

Weighted Average Outstanding Shares (basic and diluted)	388,646,386	271,718,989

Net Loss Per Share (basic and diluted)	$(0.0039)	$(0.0007)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Cash Flows From Operating Activities
Net Loss	$(1,516,044)	$(176,879)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	-	65,680
Stock-based Compensation for Directors	-	3,308
Increase in Accounts Payable	7,624	551
Increase in Accrued Wages	22,411	42,461
Increase in Accrued Liabilities	152,000	-
Increase in Accrued Interest	-	10,000
Increase in Warrant Liability	1,194,097	-
(Decrease) in Deferred Revenue	-	(10,846)
Decrease in Legal Fee Retainer	170	-
Net Cash Used in Operating Activities	(139,742)	(65,725)

Cash Flows From Financing Activities:
Proceeds from Convertible Debt - Principal	-	92,940
Net Cash Provided by Financing Activities	-	92,940

Net (Decrease) Increase in Cash	(139,742)	27,215

Cash, at Beginning of Period	2,295,720	67

Cash, at End of Period	$2,155,978	$27,282

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Note B – SIGNIFICANT ACCOUNTING POLICIES

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited) , continued

Note B – SIGNIFICANT ACCOUNTING POLICIES, continued

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

Note D - STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

Stock-based expense included in our net loss for the three months ended March 31, 2020 consisted of $0 for stock options granted to employees and directors. Stock-based expense included in our net loss for the three months ended March 31, 2019 was $3,308 for stock options granted to employees and directors. As of March 31, 2020, there was $0 of unrecognized cost related to stock option grants.

The aggregate intrinsic value of all options and warrants outstanding and exercisable as of March 31, 2020 was $304,000, based on the market closing price of $0.027 on March 31, 2020, less exercise prices.

As of March 31, 2020, there were 158,358,781 option and warrant shares outstanding. The following schedule summarizes combined stock option and warrant information as of December 31, 2019 and March 31, 2020.

Number of Warrants and Options Issued	Period Ended December 31, 2019	Weighted Average Exercise Price	Period Ended March 31, 2020	Weighted Average Exercise Price
Outstanding beginning of period	108,375,000	$-	116,375,000	$-
Granted	8,000,000	$0.070	41,983,781	$0.029
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired un-exercised	-	$-	-	$-
Outstanding end of the period	116,375,000		158,358,781

The following table reflects stock-based compensation and expense recorded for the periods ended March 31, 2020 and March 31, 2019:

	2020	2019
Director and consultant option expenses	$-	$3,308
Employee option expenses	-	-
Total stock compensation expenses	$-	$3,308

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited) , continued

Note E - PATENTS

The Company has acquired and developed a group of patents related to biotechnology and certain machine learning tools used for diagnostic and drug discovery. Initial costs paid to purchase patents are capitalized and amortized using the straight-line method over the remaining life of the patent. The Company has fully amortized the cost of the patents and patent related costs of $3,985,794, at March 31, 2020.

Amortization charged to operations for the three months ended March 31, 2020 and 2019 was $0 and $65,680, respectively. As the patents have been fully amortized since July 2019, there is no further estimated amortization expense expected.

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

The Series C Preferred Stock were to be converted into common stock of the Company at the option of the holder, without the payment of additional consideration by the holder. The Shares of Series C Preferred Stock must be converted into common stock of the Company either by the demand by the shareholder or at the fifth anniversary of the date of issuance. During the period ended March 31, 2019, the Series C Preferred Stock was converted to common stock of the Company.

Series D Preferred Stock

On April 22, 2019 the Company issued a convertible promissory note (the “Additional Promissory Note”) in the amount of $200,000 to George H. McGovern, III, the Chairman and CEO of the Company, and James Dengler, a Company shareholder (the “Note Holders”) for funds advanced to the Company. The Additional Promissory Note was approved by the Board on August 1, 2018. Funds were advanced to the Company from August 1, 2018 through March 13, 2019. The Additional Promissory Note was executed on April 22, 2019 by the Company. The Additional Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Additional Promissory Note into Series D Preferred Stock (“Preferred Stock”) of the Company at a conversion price based upon the price of the Company’s common stock on the date of advancement of the loan amount (the “Conversion Price”). Because the loan proceeds were advanced on multiple dates, the Conversion Price varies depending upon the price of the Company’s common stock on the date of advancement of the loan amount. The right of conversion (“Optional Conversion”) is solely at the Note Holders’ discretion.

On December 31, 2019, the Note Holders notified the Company of their election to convert the Additional Promissory Note into Series D Preferred Stock. As a result, the Note Holders received 20,991,891 shares of Series D Preferred Stock on February 10, 2020. Because of this conversion, the Company recognized a change in Stockholder Equity during the period ended March 31, 2020. Specifically, the Company recognized an increase of $216,688 in Preferred Stock expense.

Additionally, the Note Holders retain two warrants to purchase Common Stock of the Company for each share of Preferred Stock held and the price of each warrant is equal to the Conversion Price. Each warrant shall expire on July 31, 2029. These additional warrants account for 41,983,781 shares at an average weighted price of $0.029.

Common Stock

During the third quarter of 2015, the Board of Directors authorized the issuance of common stock in a private placement of 7,000,000 shares with certain warrant features. As of December 31, 2015, 4,000,000 shares of this offering were sold, and the Company received proceeds of $120,000. The shares are accompanied by $0.03 warrants and $0.06 contingency warrants. The contingency warrants were to be issued only if the Company had not attained profitability by the end of the first quarter 2016. Because the Company did not attain profitability by the end of first quarter 2016, the contingency warrants were issued. The warrant holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.022 each using the Black Scholes Method.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note F - STOCKHOLDERS’ EQUITY, continued

On October 23, 2017, the Company issued a convertible promissory note (the “Promissory Note”) to the Note Holders, for $300,000. The Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Promissory Note into the Company’s common stock (“Common Stock”) at a conversion price of $0.004.

On December 31, 2019, the Note Holders notified the Company of their election to convert the Promissory Note into Common Stock. As a result, the Note Holders received 86,927,397 shares of Common Stock on December 31, 2019.

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

Note G – COMMON STOCK WARRANT LIABILITY

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

On December 31, 2019, as more fully disclosed in Note H, the Note Holders converted the Promissory Notes into 86,927,397 shares of Common Stock, thereby causing the Company to again exceed its authorized number of shares of Common Stock to be issued. Accordingly, the Company reclassified $1,898,126 from stockholders’ equity to common stock warrants liability as of December 31, 2019.

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

Because the Company issued warrants exceeding the amount of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company has recorded an increase in the common stock warrants liability of $1,194,097 during the three month period ended March 31, 2020.

Note H – CONVERTIBLE DEBT

$300,000 Promissory Note

On October 23, 2017, the Company issued a Promissory Note to the Note Holders, for $300,000. The Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Promissory Note into Common Stock at a conversion price of $0.004

On April 22, 2019, the Note Holders waived the event of default and extended the terms of the note until July 31, 2019. In consideration for the waiver and extension, the Note Holders received a 5% share of any potential recovery from the Arbitration. Such share was limited to $1 million. In connection with the announcement of the Award, the Company recorded an additional expense of $333,052, which was included in the arbitration related fees in the statement of operations for the year ended December 31, 2019.

On December 31, 2019, the Note Holders notified the Company of their election to convert the Promissory Note into Common Stock. As a result, the Note Holders received 86,927,397 shares of Common Stock on December 31, 2019.

$200,000 Additional Promissory Note

Additionally, on April 22, 2019 the Company issued the Additional Promissory Note in the amount of $200,000 to the Note Holders for funds advanced to the Company. The Additional Promissory Note was approved by the Board on August 1, 2018. Funds were advanced to the Company from August 1, 2018 through March 13, 2019. The Additional Promissory Note was executed on April 22, 2019 by the Company. The Additional Promissory Note contained an 8% annual interest rate and the Note Holders had the right to convert the principal and unpaid accrued interest of the Additional Promissory Note into Series D Preferred Stock of the Company at a conversion price based upon the price of the Company’s common stock on the date of advancement of the loan amount (the “Conversion Price”). Because the loan proceeds were advanced on multiple dates, the Conversion Price varies depending upon the price of the Company’s common stock on the date of advancement of the loan amount. The Optional Conversion is solely at the Note Holders’ discretion.

On December 31, 2019, the Note Holders notified the Company of their election to convert the Additional Promissory Note into Series D Preferred Stock. As a result, the Note Holders received 20,991,891 shares of Series D Preferred Stock on February 10, 2020.

Additionally, the Note Holders retain two warrants to purchase Common Stock of the Company for each share of Preferred Stock held and the price of each warrant is equal to the Conversion Price. Each warrant shall expire on July 31, 2029. These additional warrants account for 41,983,781 shares at an average weighted Conversion Price of $0.029.

All of these issuances of equity securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Note I – COMMITMENTS AND CONTINGENCIES

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note I – COMMITMENTS AND CONTINGENCIES, continued

Legal Proceedings

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

On February 7, 2020, two shareholders of the Company, William F. Quirk, Jr. (“Quirk”) and Cindy Bear (“Bear”), filed a motion for a temporary restraining order and preliminary injunction in DeKalb County Superior Court. Among the items in the motion, Quirk and Bear requested to have a special meeting of the shareholders and Quirk and Bear alleged misconduct by the Company and its directors.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note I – COMMITMENTS AND CONTINGENCIES, continued

On March 2, 2020, having received no relief, Quirk and Bear dismissed their action in DeKalb County and filed a new lawsuit in Fulton County Superior Court based on substantially similar allegations and seeking similar relief. On March 4, 2020, the Fulton County court ordered a hearing on the emergency motion for a temporary restraining order against the Company for the following day.

At the hearing on March 5, 2020, Quirk and Bear presented their version of the facts through affidavits submitted by both Quirk and Bear, arguing that the affidavits supported the emergency relief they sought. The judge denied the motion and did not enter a temporary restraining order. The court set an evidentiary hearing on Quirk and Bear’s motion for a preliminary injunction for March 27, 2020. This hearing was postponed due to the COVID-19 pandemic.

On May 5, 2020, Fox Rothschild LLP moved to withdraw as counsel for Quirk and Bear abruptly and without notice. On May 13, 2020, the Court entered an order granting the law firm’s withdrawal as counsel. As of May 13, 2020, Quirk and Bear are representing themselves pro se.

On June 18, 2020, the Company was successful in its motion to transfer this action to the Business Division of Fulton County.

Quirk and Bear filed this suit after attempting to call a special meeting of shareholders and making a demand for inspection of certain books and records. The Company determined the demand for a special meeting was defective for a number of reasons, but as the Company previously announced and subsequently completed, the Company held its annual meeting after the Company filed its annual report on Form 10-K. The Company has provided counsel for Quirk and Bear with the records to which Quirk and Bear were legally entitled.

The Company denies all allegations of improper conduct in the complaint and will continue to defend itself against all allegations.  As a result, the Company has recognized expenses totaling $152,000 for the period ended March 31, 2020 related to legal fees associated with this litigation. Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Quirk and Bear be successful, the outcome could have a material adverse effect on the Company.

The Company will continue to refute the baseless claims brought by Quirk and Bear, and is evaluating its rights including, but not limited to, recoupment from Quirk and Bear of the Company’s attorneys’ fees and costs incurred in doing so.

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

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note I – COMMITMENTS AND CONTINGENCIES, continued

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

Note J – FINANCIAL CONDITION AND GOING CONCERN

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

At March 31, 2020, the Company had $2.16 million cash on hand. As a result, the Company estimates cash will be depleted by the second quarter of 2023 if the Company does not generate sufficient cash to support operations.

The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through providing services related to those patents, pursuing infringement opportunities and obtaining additional equity or debt financing.

The Company believes the funds received from the NeoGenomics arbitration award will allow the Company to maintain operations until second quarter 2023. While the Company believes these efforts should increase the value of the Company, there is no guarantee the Company will be successful in these efforts.

Note K – RECENT ACCOUNTING PRONOUNCEMENTS

On August 28, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement.” Certain requirements were removed such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, certain requirements were modified and certain disclosures were added such as the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This standard will be effective for the Company on January 4, 2021. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows.

On December 18, 2019, the Financial Accounting Standards Board issued a new standard, ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This new guidance simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income/gain from other items; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The new guidance also simplifies the accounting for income taxes under certain circumstances such as requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of a business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This standard will be effective for the Company on January 4, 2021. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited), continued

Note L – REVENUE RECOGNITION

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

Note M – SUBSEQUENT EVENTS

On May 27, 2020, the Company held its Annual Shareholder Meeting. One of the proposals presented by the Company in its proxy statement was an approval to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 450,000,000 to 900,000,000 and to increase the number of authorized shares of preferred stock from 45,000,000 to 90,000,000. This proposal received a majority of votes and was therefore approved by the shareholders.

In connection with their election to the Company’s Board of Directors at the Annual Shareholder Meeting and in recognition of their continuing contributions to the Company, on June 1, 2020, the Company granted to Mr. William Fromholzer, Ms. Colleen Hutchinson, Mr. Ed Morrison, and Mr. James Murphy each a one-time cash payment of $20,000 as well as an option to purchase 3,000,000 shares of the Company’s common stock. Additionally, the Company granted to Mr. George McGovern and Mr. Marty Delmonte each an option to purchase 5,000,000 shares and 4,500,000, respectively, of the Company’s common stock. Furthermore, the Company agreed to increase Mr. Delmonte’s salary by $25,000 to $150,000. These option grants are consistent with what has been granted to other board members and management of the Company. The options immediately vest, have an exercise price of $0.0138 and expire on June 1, 2030. The exercise price is based upon the closing price of the Company’s common stock on the date of the option grant. The fair value of each option granted is $0.0125 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.84%, an expected life of 5 years, and volatility of 147%. The aggregate computed value of these options is $268,078, and this amount will be charged as an expense during the second quarter of 2020.

Additionally, on June 1, 2020, Mr. McGovern and the Company have agreed to satisfy the accrued wages for Mr. McGovern. Mr. McGovern will forfeit his accrued wages for the following considerations. The Company’s Board of Directors approved the conversion of up to fifty percent of Mr. McGovern’s accrued wages as of December 31, 2019 into common stock and the remaining balance will be converted into a note payable to Mr. McGovern. The conversion of the accrued wages and the convertible features of the note payable will convert into common stock of the Company and will have a conversion price of the $0.0138. The conversion price is based upon the closing price of the Company’s common stock on June 1, 2020.

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

Our Company’s principal asset is its intellectual property which includes advanced mathematical algorithms called SVM, as well as biomarkers that we discovered by applying our SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 32 patents that have been issued or are currently pending around the world.

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

NeoGenomics License

As previously disclosed in January 2017, the Company notified NeoGenomics (“NEO”) of HDC’s election to terminate all licenses that are subject to the Master License Agreement (the “MLA”) dated January 6, 2012, between the Company and NeoGenomics. The MLA was filed with the SEC on January 11, 2012 as an exhibit to a Current Report on Form 8-K. Subsequently, HDC and NeoGenomics attempted to resolve the matter through alternative dispute resolution, including but not limited to, mediation. While these efforts were unsuccessful, the Company ultimately filed a Demand for Arbitration with the American Arbitration Association’s Panel of Arbitrators (the “Panel”). On April 25, 2019, the Panel issued their Final Award. Section XXI, the Conclusion of the Final Award, stated:

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

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

The management of SVM Capital, LLC has not provided Health Discovery Corporation with any updates since September 2016. Health Discovery Corporation is evaluating its rights regarding the license agreement with SVM Capital, LLC.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Revenue

For the three months ended March 31, 2020, revenue was $0 compared with $10,847 for the three months ended March 31, 2019. The revenue earned during the first quarter in 2019 was related to the revenue recognition of the Vermillion settlement.

Operating and Other Expenses

Amortization expense was $0 for the three months ended March 31, 2020 compared to $65,680 for the three months ended March 31, 2019. Amortization expense relates exclusively to the costs associated with filing patent applications and acquiring rights to the patents.

Professional and consulting fees totaled $24,672 for the three months ended March 31, 2020, compared with $2,133 for the same 2019 period. These fees consist primarily of patent filing and maintenance costs, professional fees, and accounting fees. The increase was due to higher accounting fees related to bringing the Company financial filings current.

Legal fees increased with fees totaling $152,170 during the three months ended March 31, 2020 and $6,474 during the same period in 2019. The increase was related to the accrual of legal costs related to the lawsuit brought by Quirk and Bear.

Compensation expense of $106,114 for the three months ended March 31, 2020 was higher than the $73,318 reported for the comparable 2019 period. The increase is attributed to costs related to higher employee salaries.

Other general and administrative expense increased to $39,425 for the three months ended March 31, 2020, compared to $30,121, for the same period in 2019. This increase was due to expenses related to the increase of rent expense for the Company.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Loss from Operations

The loss from operations for the three months ended March 31, 2020 was $322,381, compared to $166,879 for the three months ended March 31, 2019. The increase was due to an increase in expenses as described above and particularly the Quirk and Bear lawsuit.

Other Income and Expense

Because the Company issued warrants exceeding the number of common shares available if the holders exercised the previously issued outstanding options and warrants, the Company has recorded an increase in the common stock warrant liability of $1,194,097 during the three-month period ended March 31, 2020.

Net Loss

The net loss for the three months ended March 31, 2020 was $1,516,044 compared to net loss of $176,879 for the three months ended March 31, 2019. The increase was due primarily to the Quirk and Bear lawsuit and the increase in common stock warrant liability.

Loss per share was $0.0039 for the three-month period ended March 31, 2020 compared to loss per share of $0.0007 for the quarterly period ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, the Company had $2.16 million in cash and total current liabilities of $3.94 million. The primary amount of current liabilities relates to $3.10 million in common stock warrant liability and $152,000 in accrued liabilities. The Company is pursuing licensing activity and collaborations to increase revenue. Additionally, the Company is evaluating options to secure funding for infringement activities to protect its proprietary technology or other forms of fund raising either in the debt or equity markets. None of these options are definitive and there is no guarantee the Company will be successful in these fund-raising efforts. The Company estimates cash will be depleted by the second quarter of 2023 unless the Company is able to increase revenues or raise additional capital.

At March 31, 2020, the Company had no contractual obligations that require disclosure.

The Company has relied primarily on equity and debt financing for liquidity. The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations. The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through licensing its patent portfolio, providing services related to those patents, protecting its proprietary technology against infringers and obtaining additional equity or debt financing. Current management is utilizing cash resources to explore future opportunities for the Company. Additionally, proceeds from arbitration in 2019 increased cash balances and are being utilized to further its business objectives.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2019.

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

HEALTH DISCOVERY CORPORATION

Management’s Discussion and Analysis, continued

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2019 because we do not have an adequate segregation of duties due to a limited number of employees among whom duties can be allocated. The lack of segregation of duties is due to the limited nature and resources of the Company.

In light of the conclusion that our internal disclosure controls were ineffective as of March 31, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On February 7, 2020, two shareholders of the Company, Quirk and Bear, filed a motion for a temporary restraining order and preliminary injunction in DeKalb County Superior Court. Among the items in the motion, Quirk and Bear requested to have a special meeting of the shareholders and Quirk and Bear alleged misconduct by the Company and its directors.

On March 2, 2020, having received no relief, Quirk and Bear dismissed their action in DeKalb County and filed a new lawsuit in Fulton County Superior Court based on substantially similar allegations and seeking similar relief. On March 4, 2020, the Fulton County court ordered a hearing on the emergency motion for a temporary restraining order against the Company for the following day.

At the hearing on March 5, 2020, Quirk and Bear presented their version of the facts through affidavits submitted by both Quirk and Bear, arguing that the affidavits supported the emergency relief they sought. The judge denied the motion and did not enter a temporary restraining order. The court set an evidentiary hearing on Quirk and Bear’s motion for a preliminary injunction for March 27, 2020. This hearing was postponed due to the COVID-19 pandemic.

On May 5, 2020, Fox Rothschild LLP moved to withdraw as counsel for Quirk and Bear abruptly and without notice. On May 13, 2020, the Court entered an order granting the law firm’s withdrawal as counsel. As of May 13, 2020, Quirk and Bear are representing themselves pro se.

On June 18, 2020, the Company was successful in its motion to transfer this action to the Business Division of Fulton County.

Quirk and Bear filed this suit after attempting to call a special meeting of shareholders and making a demand for inspection of certain books and records. The Company determined the demand for a special meeting was defective for a number of reasons, but as the Company previously announced and subsequently completed, the Company held its annual meeting after the Company filed its annual report on Form 10-K. The Company has provided counsel for Quirk and Bear with the records to which Quirk and Bear were legally entitled.

The Company denies all allegations of improper conduct in the complaint and will continue to defend itself against all allegations.  As a result, the Company has recognized expenses totaling $152,000 for the period ended March 31, 2020 related to legal fees associated with this litigation. Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Quirk and Bear be successful, the outcome could have a material adverse effect on the Company.

The Company will continue to refute the baseless claims brought by Quirk and Bear, and is evaluating its rights including, but not limited to, recoupment from Quirk and Bear of the Company’s attorneys’ fees and costs incurred in doing so.

HEALTH DISCOVERY CORPORATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2013, the Board of Directors authorized the issuance of Series C Preferred Shares in private placement transactions. The Series C Preferred Shares were fully subscribed in the third quarter 2015. The Company received total net proceeds of $900,000. The Series C Preferred Shares are accompanied by $0.03 warrants and $0.03 contingency warrants. The warrant holders must exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.20 for a period of thirty consecutive calendar days.  The holders must also exercise fifty percent of the warrants if the market price for the Company’s common stock is $0.30 for a period of thirty consecutive calendar days.  The warrants were valued at $0.022 each using the Black Scholes Method.

During the period ended March 31, 2019, the Series C Preferred Stock was converted to common stock of the Company.

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

Additionally, the Note Holders retain two warrants to purchase common stock of the Company for each share of Preferred Stock held and the price of each warrant is equal to the Conversion Price. Each warrant shall expire on July 31, 2029. These additional warrants account for 41,983,781 shares at an average weighted price of $0.029.

All of these issuances of equity securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

HEALTH DISCOVERY CORPORATION

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

On May 27, 2020, the Company held its Annual Shareholder Meeting. One of the proposals presented by the Company in its proxy statement was an approval to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 450,000,000 to 900,000,000 and to increase the number of authorized shares of preferred stock from 45,000,000 to 90,000,000. This proposal received a majority of votes.

In connection with their election to the Company’s Board of Directors at the Annual Shareholder Meeting and in recognition of their continuing contributions to the Company, on June 1, 2020, the Company granted to Mr. William Fromholzer, Ms. Colleen Hutchinson, Mr. Ed Morrison, and Mr. James Murphy each a one-time cash payment of $20,000 as well as an option to purchase 3,000,000 shares of the Company’s common stock. Additionally, the Company granted to Mr. George McGovern and Mr. Marty Delmonte each an option to purchase 5,000,000 shares and 4,500,000, respectively, of the Company’s common stock. Furthermore, the Company agreed to increase Mr. Delmonte’s salary by $25,000 to $150,000. These option grants are consistent with what has been granted to other board members and management of the Company. The options immediately vest, have an exercise price of $0.0138 and expire on June 1, 2030. The exercise price is based upon the closing price of the Company’s common stock on the date of the option grant. The fair value of each option granted is $0.0125 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.84%, an expected life of 5 years, and volatility of 147%. The aggregate computed value of these options is $268,078, and this amount will be charged as an expense during the second quarter of 2020.

Additionally, on June 1, 2020, Mr. McGovern and the Company have agreed to satisfy the accrued wages for Mr. McGovern. Mr. McGovern will forfeit his accrued wages for the following considerations. The Company’s Board of Directors approved the conversion of up to fifty percent of Mr. McGovern’s accrued wages as of December 31, 2019 into common stock and the remaining balance will be converted into a note payable to Mr. McGovern. The conversion of the accrued wages and the convertible features of the note payable will convert into common stock of the Company and will have a conversion price of the $0.0138. The conversion price is based upon the closing price of the Company’s common stock on June 1, 2020.

Item 6.    Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer and President, Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, Principal Executive Officer and President, Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH DISCOVERY CORPORATION
Registrant

Date: June 30, 2020	By:	/s/ George H. McGovern, III
George H. McGovern, III
Chairman, Chief Executive Officer, Principal Executive Officer

Date: June 30, 2020	By:	/s/ Marty Delmonte
Marty Delmonte
President, Chief Operating Officer, Principal Financial Officer