Form 10-Q
period 2020-06-30
HEALTH DISCOVERY CORP
filed 2020-08-14
CIK 1141788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

Commission File No. 333-62216

HEALTH DISCOVERY CORPORATION

Georgia	74-3002154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2002 Summit Blvd NE, Suite 300, Atlanta, Georgia 30319

(404) 566-4865

www.healthdiscoverycorp.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, no par value	Hdvy	N/a

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of August 14, 2020
Common Stock, no par value	404,044,937 shares

HEALTH DISCOVERY CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2020

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	2

Item 1.	Unaudited Financial Statements	2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II -- OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES	21

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$1,662	$2,296
Prepaid expenses	15	17

Total current assets	1,677	2,313

Patents, net of accumulated amortization of $3,986	—	—

Total assets	$1,677	$2,313

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$228	$21
Accrued wages	—	440
Dividends payable	207	207
Accrued interest	1	17
Common stock warrants liability	—	1,898
Convertible debt	212	200

Total current liabilities	648	2,783

Total liabilities	648	2,783

Stockholders’ equity (deficit):
Convertible preferred stock, no par value, 90,000,000 and 45,000,000 shares authorized: 20,991,891 and 0 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	217	—
Common stock, no par value, 900,000,000 and 450,000,000 shares authorized: 404,044,937 and 388,646,386 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	30,297	28,910
Accumulated deficit	(29,485)	(29,380)

Total stockholders’ equity (deficit)	1,029	(470)

Total liabilities and stockholders’ equity (deficit)	$1,677	$2,313

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(In thousands, except per share and share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Licensing and development	$1	$8	$1	$18
Licensing revenue from arbitration	—	1,500	—	1,500

Total revenue	1	1,508	1	1,518

Operating expenses:
Amortization	—	66	—	131
Professional and consulting fees	167	41	192	43
Legal fees	33	65	185	71
Compensation	130	93	236	166
Other general and administrative expenses	444	629	485	659

Total operating expenses	774	894	1,098	1,070

(Loss) income from operations	(773)	614	(1,097)	448

Other income (expense), net:
Interest income	—	—	1	—
Interest expense	(1)	(9)	(1)	(19)
Proceeds from arbitration, net	—	1,519	—	1,519
Change in fair value of common stock warrants liability	2,186	—	992	—

Other income, net	2,185	1,510	992	1,500

Net income (loss)	$1,412	$2,124	$(105)	$1,948

Net income (loss) per share:
Basic	$0.004	$0.007	$—	$0.007
Diluted	0.003	0.005	—	0.005

Weighted average shares outstanding:
Basic	393,553,617	301,718,989	391,113,557	286,967,608
Diluted	440,943,150	454,694,071	391,113,557	424,096,591

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Stockholders’ equity (deficit)

(In thousands, except share amounts) (Unaudited)

	Series D Preferred Stock		Common Stock		Accumulated	Total Stockholders’ Equity
For the three months ended June 30, 2020	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, March 31, 2020	20,991,891	$217	388,646,386	$28,910	$(30,897)	$(1,770)
Issuance of common stock in settlement of accrued wages	—	—	15,398,551	213	—	213
Reclassification of common stock warrants liability	—	—	—	906	—	906
Stock-based compensation expense	—	—	—	268	—	268
Net income	—	—	—	—	1,412	1,412
Balance, June 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,485)	$1,029

	Series C Preferred Stock		Common Stock		Accumulated	Total Stockholders’ Equity
For the three months ended June 30, 2019	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, March 31, 2019	—	$—	301,718,989	$29,950	$(31,117)	$(1,167)
Stock-based compensation expense	—	—	—	510	—	510
Net income	—	—	—	—	2,124	2,124
Balance, June 30, 2019	—	$—	301,718,989	$30,460	$(28,993)	$1,467

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Stockholders’ equity (deficit), continued

(In thousands, except share amounts) (Unaudited)

	Series D Preferred Stock		Common Stock		Accumulated	Total Stockholders’ Equity
For the six months ended June 30, 2020	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, December 31, 2019	—	$—	388,646,386	$28,910	$(29,380)	$(470)
Promissory note and accrued interest converted to Series D preferred stock	20,991,891	217	—	—	—	217
Issuance of common stock in settlement of accrued wages	—	—	15,398,551	213	—	213
Reclassification of common stock warrants liability	—	—	—	906	—	906
Stock-based compensation expense	—	—	—	268	—	268
Net loss	—	—	—	—	(105)	(105)
Balance, June 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,485)	$1,029

	Series C Preferred Stock		Common Stock		Accumulated	Total Stockholders’ Equity
For the six months ended June 30, 2019	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, December 31, 2018	30,000,000	$900	271,718,989	$29,047	$(30,941)	$(994)
Series C preferred stock converted to common stock	(30,000,000)	(900)	30,000,000	900	—	—
Stock-based compensation expense	—	—	—	513	—	513
Net income	—	—	—	—	1,948	1,948
Balance, June 30, 2019	—	$—	301,718,989	$30,460	$(28,993)	$1,467

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(105)	$1,948
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization	—	131
Stock-based compensation expense	268	513
Change in fair value of common stock warrants liability	(992)	—
Changes in operating assets and liabilities:
Prepaid expenses	2	(17)
Accounts payable	207	(75)
Accrued wages	(15)	88
Accrued interest	1	(27)
Deferred revenue	—	(18)
Net cash (used in) provided by operating activities	(634)	2,543

Cash flows from financing activities
Proceeds from convertible debt - principal	—	139
Net cash provided by financing activities	—	139

Net (decrease) increase in cash	(634)	2,682

Cash, beginning of period	2,296	—

Cash, end of period	$1,662	$2,682

Non-cash Financing and Investing Activities	Six Months Ended June 30,
(In thousands)	2020	2019
Conversion of Series C preferred stock to common stock	—	$900

Conversion of debt to Series D preferred stock	$217	—

Conversion of accrued wages to common stock	$213	—

Conversion of accrued wages to note payable	$212	—

Reclassification of common stock warrants liability	$906	—

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Notes to Financial Statements (unaudited)

Note 1 - BASIS OF PRESENTATION

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

The accompanying interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented for Health Discovery Corporation (“the Company”). All such adjustments are of a normal recurring nature. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Estimates and assumptions

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the coronavirus (“COVID-19”).

Segments

Our chief executive officer and president, in making decisions regarding resource allocation and assessing performance, views our operations and manages our business as one operating segment.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Valuation of Common Stock Warrants Liability

The Company has, from time to time beginning in 2014, issued convertible preferred stock, preferred stock warrants, common stock, common stock warrants, and fully vested options to purchase shares of common stock in excess of its available shares of underlying stock to be issued.

In the event the number of shares or warrants of common stock granted exceeds the number of shares available if the holders exercised all of the previously issued outstanding options and warrants, the Company accounts for this excess as a common stock warrants liability, which is adjusted to fair value at the end of each reporting period. If and when the Company authorizes sufficient shares of common stock and preferred stock, the common stock warrants liability is reclassified to equity at the fair value of the liability at the date of reclassification. The Company accounts for the reclassification from equity to liability (or vice versa) similar to a modification of a share-based payment award.

See further discussion in Note 6 – Statement of Stockholders’ Equity (Deficit) and Note 7– Common Stock Warrants Liability.

Stock-based Compensation

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period using the straight-line method.

Valuation and Amortization Method – The fair value of stock awards that do not contain a market condition target are estimated on the grant date using the Black-Scholes option-pricing model. The fair value of options that contain a market condition, such as a specified hurdle price, is estimated on the grant date using a probability weighted fair value model similar to a lattice valuation model.  Both the Black-Scholes and the probability weighted valuation models require assumptions and estimates of expected volatility, expected life, expected dividend yield and expected risk-free interest rates.

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

Note 3 – NET INCOME (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, convertible promissory notes payable, convertible preferred stock, and warrants.

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss), in thousands	$1,412	$2,124	$(105)	$1,948

Weighted average shares outstanding - basic	393,553,617	301,718,989	391,113,557	286,967,608
Effect of dilutive securities:
Options and warrants	10,999,091	58,668,829	—	42,822,730
Convertible debt	15,398,551	94,306,253	—	94,306,253
Series D preferred stock	20,991,891	—	—	—
Weighted average shares outstanding - diluted	440,943,150	454,694,071	391,113,557	424,096,591
Earnings (loss) per share:
Basic	$0.004	$0.007	$—	$0.007
Diluted	0.003	0.005	—	0.005

The dilutive effect of 82,440,220 and 20,834,604, and 167,223 and 2,443,590, options and warrants were excluded from diluted weighted average shares during the three and six months ended June 30, 2020, respectively, and the three and six months ended June 30, 2019, respectively, because the strike or conversion price was below the average share price during the related period.

In addition, the dilutive effect of 35,158,452 options and warrants, 15,398,551 common shares issuable under convertible debt, and 20,991,891 common shares issuable under convertible Series D preferred stock have been excluded from the calculation of diluted weighted average shares during the six months ended June 30, 2020 as to include them would have been anti-dilutive as a result of the net loss.

Note 4 – STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

In connection with their election to the Company’s Board of Directors at the Annual Shareholder Meeting and in recognition of their continuing contributions to the Company, on June 1, 2020, the Company granted to certain of the directors each a one-time cash payment of $20,000 as well as an option to purchase 3,000,000 shares of the Company’s common stock. Additionally, the Chairman of the Board and the President and Chief Operating Officer were each granted an option to purchase 5,000,000 shares and 4,500,000, respectively, of the Company’s common stock. The option grants are consistent with what has been granted to other board members and management of the Company. The options immediately vest, have an exercise price of $0.0138 and expire on June 1, 2030. The exercise price is based upon the closing price of the Company’s common stock on the date of the option grant. The fair value of each option granted was $0.0125 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.84%, an expected life of 5 years, and volatility of 147%. The aggregate value of $268,000 related to the options granted was charged to stock-based compensation expense during the second quarter of 2020.

As of June 30, 2020, there was no unrecognized cost related to stock option grants. As the market closing price was $0.013 on June 30, 2020, there was no aggregate intrinsic value of all options and warrants outstanding and exercisable as of June 30, 2020.

Stock-based compensation expense recorded in the financial statements was the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation	$268	$510	$268	$513

The following schedule summarizes stock option information as of December 31, 2019 and June 30, 2020.

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2019	42,375,000	$0.0308
Granted	21,500,000	0.0138
Exercised	—	—
Forfeited	—	—
Outstanding and exercisable, June 30, 2020	63,875,000	$0.0245

The Company has outstanding the following common stock warrants:

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2019	74,000,000	$0.0328
Granted	41,983,871	0.0103
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2020	115,983,781	$0.0247

Note 5 – PATENTS

The Company’s principal asset is its intellectual property, which includes advanced mathematical algorithms called Support Vector Machines (“SVM”), as well as biomarkers that we discovered by applying its SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. The Company’s intellectual property is protected by 31 patents that have been issued or are currently pending around the world.

Initial costs paid to purchase patents are capitalized and amortized using the straight-line method over the remaining life of the patent. Amortization charged to operations for the three and six months ended June 30, 2019 totaled $66,000 and $131,000, respectively. There was no amortization charged to operations for the three and six months ended June 30, 2020. Patent costs have been fully amortized as of June 30, 2020 and December 31, 2019.

Note 6 – STOCKHOLDERS’ EQUITY(DEFICIT)

Authorized capital

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

Series D Preferred Stock

The Company’s Series D preferred stock has the following rights and preferences:

Dividend rights: The holders of Series D preferred stock shares pari passu with the holders of common stock in dividends payable to stockholders.

Voting rights: Each share of Series D preferred stock is entitled to vote on all matters submitted to stockholder vote and each share has a number of votes equal to ten votes for the same number of shares of common stock into which it is then convertible.

Conversion rights: Each share of Series D preferred stock is convertible into shares of the Company’s common stock at a 1:1 ratio at the option of the holder or on the ten-year anniversary of issuance, whichever occurs first.

Liquidation rights: In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series D holders receive distribution on a pari passu basis with the holders of other preferred stock holders after payment of the Preferred Stock dividends payable to the Series A Preferred Stockholders and before any payments to common stockholders.

In February 2020, the Company effected the conversion of its $200,000 outstanding promissory note, plus accrued interest of $16,688, into shares of its Series D Preferred Stock. The note holders retain their outstanding warrants to purchase an aggregate of 41,983,781 shares of the Company’s common stock at a weighted average price of $0.0103. Each warrant expires on July 31, 2029.

Common Stock

On June 1, 2020, the Chairman of the Board and the Company entered into an agreed upon settlement whereby accrued wages of $212,500 were immediately converted into 15,398,551 shares of the Company’s common stock at a conversion price of $0.0138.

All of these issuances of equity securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Note 7 – COMMON STOCK WARRANTS LIABILITY

The common stock warrants liability is recorded based upon the vested number of warrants or other equity-linked instruments outstanding which exceed the number of authorized shares available to meet the assumed exercise or conversion of such instruments at each reporting period.

During the three months ended June 30, 2020, the Company recorded other income of $2.2 million related to the change in common stock warrants liability. In the six months ended June 30, 2020, the Company recorded other income of $992,000 related to the reduction of the common stock warrants liability. At June 30, 2020, the common stock warrants liability is zero as the Company has adequate authorized shares available to meet the assumed exercise or conversion of its issued options, warrants, convertible debt and convertible preferred stock.

The following table presents a reconciliation of the Company’s common stock warrants liability for the six months ended June 30, 2020:

Warrant Liability
(in thousands)
Balance at December 31, 2019	$1,898
Change in fair value of common stock warrants liability	(992)
Reclassification of common stock warrants liability to equity	(906)
Balance at June 30, 2020	$–

As of June 30, 2020, the Company had 179,858,781 options and warrants outstanding with exercise prices varying from $0.003 to $0.070.

Note 8 – CONVERTIBLE DEBT

On June 1, 2020, an additional $212,000 in accrued wages was converted into a convertible promissory note. The promissory note is convertible into common stock of the Company at a conversion price of $0.0138. The conversion price is based upon the closing price of the Company’s common stock on June 1, 2020. The promissory note bears interest at an annual rate of 8%.

Note 9 – FAIR VALUE MEASUREMENT

The carrying values of our prepaid expenses, accounts payable, accrued wages, and accrued liabilities approximate their recorded values due to the short-term nature of these instruments.

Note 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

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

Legal Proceedings

Intel Matter

In September 2016, the Company initiated an Interference proceeding between the Company and Intel Corporation (“Intel”) with United States Patent and Trademark Office (“USPTO”) for Interference between the Company’s pending patent application covering SVM-Recursive Feature Elimination (“SVM-RFE”) and Intel’s Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”.

On February 27, 2019, the USPTO ruled in favor of the Company on the SVM-RFE Patents. The Patent Trial and Appeal Board of the USPTO issued its decision, finding that the Company is entitled to claim exclusive rights to the SVM-RFE technology. The decision, issued by Administrative Patent Judge James Moore, ordered Intel’s patent to be cancelled. The decision also dismissed Intel’s motions challenging the validity of the Company’s pending claims and issued patents covering SVM-RFE.

On July 23, 2020, the Company filed an infringement lawsuit against Intel. This infringement suit pertains to the Company’s SVM-RFE. The lawsuit was filed in the United States District Court for the Western District of Texas, Waco Division.

Quirk and Bear Matter

On February 7, 2020, two shareholders of the Company, William F. Quirk, Jr. (“Quirk”) and Cindy Bear (“Bear”), filed a motion for a temporary restraining order and preliminary injunction in DeKalb County Superior Court. Among the items in the motion, Quirk and Bear requested to have a special meeting of the shareholders and Quirk and Bear alleged misconduct by the Company and its directors.

On March 2, 2020, having received no relief, Quirk and Bear dismissed their action in DeKalb County and filed a new lawsuit in Fulton County Superior Court based on substantially similar allegations and seeking similar relief. On March 5, 2020, the Fulton County court denied their emergency motion for a temporary restraining order against the Company and set an evidentiary hearing on Quirk and Bear’s motion for a preliminary injunction for March 27, 2020. This hearing was postponed due to COVID-19. On May 5, 2020, Fox Rothschild LLP moved to withdraw as counsel for Quirk and Bear abruptly and without notice. On May 13, 2020, the Court entered an order granting the law firm’s withdrawal as counsel. As of May 13, 2020, Quirk and Bear are representing themselves pro se.

On June 18, 2020, the Company was successful in its motion to transfer this action to the Business Division of Fulton County.

The Company denies all allegations of improper conduct in the complaint and will continue to defend itself against all allegations.  As a result, the Company has incurred expenses totaling $33,000 and $185,000 for the three and six months ended June 30, 2020, respectively, related to legal fees associated with this litigation. Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Quirk and Bear be successful, the outcome could have a material adverse effect on the Company.

Note 11 – RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement

On August 28, 2018, Financial Accounting Standards Board (“FASB”) the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement.” Certain requirements were removed such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, certain requirements were modified and certain disclosures were added such as the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This standard will be effective for the Company on January 1, 2021. The Company is currently evaluating the effects this standard will have, if any, on its financial position, results of operations and cash flows.

Financial Instruments – Credit Losses

In November 2019, the FASB issued ASU No. 2019-10 which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain new accounting standards, including ASU No. 2016-13, “Credit Losses,” to give implementation relief. The new standard, as amended, will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for the Company beginning January 1, 2023. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company’s credit loss methodology with the new standard. The Company is currently evaluating the effects this standard will have, if any, on its financial position, results of operations, and cash flows.

Income Taxes

On December 18, 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This new guidance simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income/gain from other items; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The new guidance also simplifies the accounting for income taxes under certain circumstances such as requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of a business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This standard will be effective for the Company on January 1, 2021. The Company is currently evaluating the effects this standard will have, if any, on its financial position, results of operations and cash flows.

Note 12 – FINANCIAL CONDITION AND GOING CONCERN

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

At June 30, 2020, the Company had $1.66 million cash on hand. As a result, the Company estimates cash will be depleted by the fourth quarter of 2022 if the Company does not generate sufficient cash to support operations.

The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through providing services related to those patents, pursuing infringement opportunities and obtaining additional equity or debt financing.

The Company believes the funds received from the NeoGenomics arbitration award will allow the Company to maintain operations until fourth quarter 2022. While the Company believes these efforts should increase the value of the Company, there is no guarantee the Company will be successful in these efforts.

Note 13 – SUBSEQUENT EVENTS

On July 23, 2020, the Company filed a patent infringement lawsuit against Intel. This infringement suit pertains to the Company’s SVM-RFE. The lawsuit was filed in the United States District Court for the Western District of Texas, Waco Division.

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

Overview

The objective of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are to provide users of our financial statements with the following:

•	A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

•	Useful context to the financial statements; and

•	Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three and six months ended June 30, 2020 and 2019, included in Part I, Item 1 of this Form 10-Q and our audited financial statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2019.

Business Overview

Health Discovery Corporation (the “Company”) is a pattern recognition company that uses advanced mathematical techniques to analyze large amounts of data to uncover patterns that might otherwise be undetectable. We operate primarily in the field of molecular diagnostics where such tools are critical to scientific discovery. The terms artificial intelligence (“AI”) and machine learning are sometimes used to describe pattern recognition tools.

Our principal asset is our intellectual property, which includes advanced mathematical algorithms called Support Vector Machines (“SVM”), as well as biomarkers that we discovered by applying our SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 31 patents that have been issued or are currently pending around the world. While our historical foundation lies in the molecular diagnostics field, where we have made a number of discoveries that play a role in developing more personalized approaches to the diagnosis and treatment of certain diseases, our SVM assets in particular have broad applicability in many other fields. Intelligently applied, our pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery.

Our business model has evolved over time to respond to business trends that intersect with our technological expertise and our capacity to professionally manage these opportunities. Today, our commercialization efforts include utilization of our discoveries and knowledge to help develop diagnostic and prognostic predictive tests; licensing of the SVM technologies directly to diagnostic companies; and the potential formation of new ventures with domain experts in other fields where our pattern recognition technology holds commercial promise.

Intellectual Property Developments and Patent Defense Matters

As previously disclosed in our Form 10-K, the Company submitted Patent Application Number 14/754,434 (the “Patent”) to the United States Patent and Trademark Office (“USPTO”).

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

Intel Matter

As previously disclosed in September 2016, the USPTO had declared an Interference between the Company’s SVM-RFE Patent application and Intel Corporation’s Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”.   The Interference was an administrative proceeding within the USPTO used to determine which party was the first to invent an invention that was claimed in two (or more) independently owned patent applications.  Subsequently, on February 27, 2019, the USPTO ruled in favor of the Company on the SVM-RFE Patent application. The Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision, finding that the Company is entitled to claim exclusive ownership rights to the SVM-RFE technology as set forth in the SVM-RFE Patent application that was filed to provoke the Interference.  The decision ordered Intel Corporation’s Patent No. 7,685,077 to be cancelled.  The decision also dismissed Intel Corporation’s motions challenging the validity of Health Discovery Corporation’s pending claims and issued patents covering SVM-RFE.

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

As a result of the issuance of the SVM-RFE Patent, Health Discovery Corporation now has the right to exclude others from developing, commercializing or licensing this patented technology without the uncertainty of the Interference or concerns over the ownership of the SVM-RFE patents. On July 23, 2020, the Company filed a patent infringement lawsuit against Intel. This infringement suit pertains to Health Discovery’s SVM-RFE. The lawsuit was filed in the United States District Court for the Western District of Texas, Waco Division.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

The intense focus on COVID-19 has also led to the suspension of clinical trials and research projects relating to other conditions, which may impact our ability to form new contractual arrangements to exploit our technology. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors which we cannot reasonably predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may materially and adversely affect our business and financial condition.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2020 Compared with Three and Six Months Ended June 30, 2019

Revenue for the three months ended June 30, 2020 was $1,000 compared with $1.5 million for the three months ended June 30, 2019. The revenue earned during the three and six months ended June 30, 2019 was primarily related to the NeoGenomics arbitration award in April 2019.

In April 2019, we were awarded $1.5 million from NeoGenomics, related to the decision by the arbitration panel for its conclusion that NeoGenomic’s SmartFlow infringes a Valid Patent Claim and internal use by NeoGenomics is subject to Milestone and Royalty payments (as defined under the Master License Agreement, or MLA).

We were awarded an additional $5.1 million based on the Panel’s conclusion that NeoGenomics failed to use its best efforts with respect to the development and commercialization of SVM-CYTO, and the Panel further held that the MLA was terminated with the exception of certain obligations including NeoGenomics’ obligations to make payment of any sum due to HDC pursuant to Article 3 of the MLA, license fees and royalty payments. The $5.1 million payment was received in the second quarter of 2019 and recorded to other income as further discussed below.

Operating and Other Expenses

Amortization expense was $0 for both the three and six months ended June 30, 2020 compared to $66,000 and $131,000, respectively, for the three and six months ended June 30, 2019. Our patent assets were fully amortized as of December 31, 2019 and June 30, 2020, and as a result, no further amortization is expected.

Professional and consulting fees were $167,000 for the three months ended June 30, 2020, compared with $40,000 the three months ended June 30, 2019, and $192,000 for the six months ended June 30, 2020 compared with $43,000 for the six months ended June 30, 2019. The increase was due to higher accounting fees related to bringing the Company’s filings with the Securities and Exchange Commission current and higher patent maintenance costs.

Legal fees were $33,000 for the three months ended June 30, 2020 compared to $65,000 during the same period in 2019, and $185,000 for the six months ended June 30, 2020 compared to $71,000 for the six months ended June 30, 2019. Legal fees relate primarily to the lawsuit brought by Quirk and Bear.

Compensation expense increased to $130,000 for the three months ended June 30, 2020 compared to $93,000 for the comparable 2019 period, due to higher salaries in 2020. Compensation expense was $236,000 for the six months ended June 30, 2020, compared to $166,000 for the six months ended June 30, 2019, due to additional personnel and increased salaries.

Other general and administrative expense decreased to $444,000 for the three months ended June 30, 2020, compared to $630,000 for the same period in 2019. This decrease was primarily due to a decrease of $242,000 in stock-based compensation to directors in the current year period, partially offset by expenses related to our annual shareholders’ meeting. Other general and administrative expenses decreased to $485,000 for the six months ended June 30, 2020 compared to $659,000 for the comparable period in 2019, due to lower directors’ stock-based compensation, partially offset by expenses related to our annual shareholder meeting and higher rent.

Loss from Operations for the three months ended June 30, 2020 was $773,000, compared to operating income of $614,000 for the three months ended June 30, 2019. Loss from operations for the six months ended June 30, 2020 was $1.1 million compared to income from operations of $448,000 in the six months ended June 30, 2020. The decrease in both periods was primarily due to a reduction in revenue from arbitration.

Other Income and Expense. As previously disclosed, the Company was awarded $5.1 million in a litigation settlement related to the NeoGenomics litigation in the second quarter of 2019, and recorded net of $3.6 million in related expenses.

Additionally, the Company recorded a decrease in the common stock warrants liability of $2.2 million and an decrease of $992,000 during the three-and six-month periods ended June 30, 2020, respectively, related to the fair value liability because we issued warrants exceeding the number of common shares available if the holders exercised the previously issued outstanding options and warrants. As our shareholders approved the increase in authorized share capital at our annual shareholder meeting held in May 2020, we have reclassified the common stock warrants liability to equity as of June 30, 2020.

Net income for the three months ended June 30, 2020 was $1.4 million compared to net income of $2.1 million for the three months ended June 30, 2019. The decrease was due primarily to the decrease in proceeds from arbitration, partially offset by the decrease in the common stock warrants liability. Net loss for the six months ended June 30, 2020 was $105,000 compared to net income of $1.9 million for the six months ended June 30, 2019.

Diluted earnings per share was $0.003 for the three-month period ended June 30, 2020 compared to $0.005 for the comparable period in 2019. Diluted earnings per share were $0.00 in for the six months ended June 30, 2020 compared to $0.005 per share in the six-month period in 2019.

Liquidity and Capital Resources

Introduction

We have relied primarily on equity and debt financing for liquidity, and most recently, proceeds from intellectual property litigation or arbitration. The Company produced sales, licensing, and developmental revenue starting in late 2005 and must increase revenues in order to generate sufficient cash to continue operations. Our plan to have sufficient cash to support operations is comprised of:

•	generating revenue through licensing our patent portfolio;

•	providing services related to those patents;

•	protecting our proprietary technology against infringers; and

•	obtaining additional equity or debt financing.

We are pursuing licensing activity and collaborations to increase revenue. Additionally, we are evaluating options to secure funding for infringement activities to protect our proprietary technology or other forms of fund-raising either in the debt or equity markets. None of these options are definitive and there is no guarantee we will be successful in these fund-raising efforts. In addition, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. At June 30, 2020, we had $1.7 million in cash and total current liabilities of $649,000. We estimate cash will be depleted by the fourth quarter of 2022 unless we are able to increase revenues or raise additional capital.

Short-term borrowings

Our principal commitments consist of our obligations under our operating leases which are short-term in nature. In addition, in June 2020, we settled accrued wages in the amount of $212,000 through the issuance of a convertible promissory note in the same amount with our chief executive officer. The note bears interest at an 8% annual interest rate and is convertible at the option of the holder into shares of our common stock at a conversion price of 0.0138 shares of common stock. See further discussion in Note 8 – Convertible Debt.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements.

Critical Accounting Policies and Estimates

Refer to Note 2 – Significant Accounting Policies.

Recent Accounting Pronouncements

Refer to Note 11 – Recent Accounting Pronouncements.

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

In light of the conclusion that our internal disclosure controls were ineffective as of June 30, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings under Note 10 – Commitments and Contingencies to the Notes to financial statements.

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

On June 1, 2020, the Chairman of the Board and the Company entered into an agreed upon settlement whereby accrued wages of $212,500 were immediately converted into 15,398,551 shares of the Company’s common stock at a conversion price of $0.0138.

This issuance of equity securities was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

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

HEALTH DISCOVERY CORPORATION
Registrant

Date: August 14, 2020	By:	/s/ George H. McGovern, III
George H. McGovern, III
Chairman, Chief Executive Officer, Principal Executive Officer

Date: August 14, 2020	By:	/s/ Marty Delmonte
Marty Delmonte
President, Chief Operating Officer, Principal Financial Officer