Form 10-Q
period 2020-09-30
HEALTH DISCOVERY CORP
filed 2020-11-13
CIK 1141788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of November 13, 2020:
Common Stock, no par value	404,044,937 shares

HEALTH DISCOVERY CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$1,281	$2,296
Prepaid expenses	15	17

Total current assets	1,296	2,313

Patents, net of accumulated amortization of $3,986	—	—

Total assets	$1,296	$2,313

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$137	$21
Accrued wages	—	440
Dividends payable	207	207
Accrued interest	6	17
Common stock warrants liability	—	1,898
Convertible debt	212	200

Total current liabilities	562	2,783

Total liabilities	562	2,783

Stockholders’ equity (deficit):
Convertible preferred stock, no par value, 90,000,000 and 45,000,000 shares authorized: 20,991,891 and 0 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	217	—
Common stock, no par value, 900,000,000 and 450,000,000 shares authorized: 404,044,937 and 388,646,386 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	30,297	28,910
Accumulated deficit	(29,780)	(29,380)

Total stockholders’ equity (deficit)	734	(470)

Total liabilities and stockholders’ equity (deficit)	$1,296	$2,313

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(In thousands, except per share and share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Licensing and development	$—	$—	$1	$19
Licensing revenue from arbitration	—	—	—	1,500

Total revenue	—	—	1	1,519

Operating expenses:
Amortization	—	22	—	153
Professional and consulting fees	38	14	230	57
Legal fees	101	6	286	78
Compensation	103	145	339	311
Other general and administrative expenses	48	41	533	700

Total operating expenses	290	228	1,388	1,299

(Loss) income from operations	(290)	(228)	(1,387)	220

Other (expense) income, net:
Interest income	—	—	1	—
Interest expense	(5)	(9)	(6)	(28)
Proceeds from arbitration, net	—	—	—	1,519
Change in fair value of common stock warrants liability	—	—	992	—

Other (expense) income, net	(5)	(9)	987	1,491

Net (loss) income	$(295)	$(237)	$(400)	$1,711

Net (loss) income per share:
Basic	$(0.001)	$(0.001)	$(0.001)	$0.006
Diluted	(0.001)	(0.001)	(0.001)	0.004

Weighted average shares outstanding:
Basic	404,044,937	301,718,989	395,471,385	291,938,769
Diluted	404,044,937	301,718,989	395,471,385	437,665,123

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Stockholders’ equity (deficit)

(In thousands, except share amounts) (Unaudited)

						Total
	Series D Preferred					Stockholders’
For the three months ended	Stock		Common Stock		Accumulated	Equity
September 30, 2020	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, June 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,485)	$1,029
Net loss	—	—	—	—	(295)	(295)
Balance, September 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,780)	$734

						Total
	Series C Preferred					Stockholders’
For the three months ended	Stock		Common Stock		Accumulated	Equity
September 30, 2019	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, June 30, 2019	—	$—	301,718,989	$30,460	$(28,993)	$1,467
Net loss	—	—	—	—	(237)	(237)
Balance, September 30, 2019	—	$—	301,718,989	$30,460	$(29,230)	$1,230

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Stockholders’ equity (deficit), continued

(In thousands, except share amounts) (Unaudited)

						Total
	Series D Preferred					Stockholders’
For the nine months ended	Stock		Common Stock		Accumulated	Equity
September 30, 2020	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, December 31, 2019	—	$—	388,646,386	$28,910	$(29,380)	$(470)
Promissory note and accrued interest converted to Series D preferred stock	20,991,891	217	—	—	—	217
Issuance of common stock in settlement of accrued wages	—	—	15,398,551	213	—	213
Reclassification of common stock warrants liability	—	—	—	906	—	906
Stock-based compensation expense	—	—	—	268	—	268
Net loss	—	—	—	—	(400)	(400)
Balance, September 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,780)	$734

						Total
	Series C Preferred					Stockholders’
For the nine months ended	Stock		Common Stock		Accumulated	Equity
September 30, 2019	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, December 31, 2018	30,000,000	$900	271,718,989	$29,047	$(30,941)	$(994)
Series C preferred stock converted to common stock	(30,000,000)	(900)	30,000,000	900	—	—
Stock-based compensation expense	—	—	—	513	—	513
Net income	—	—	—	—	1,711	1,711
Balance, September 30, 2019	—	$—	301,718,989	$30,460	$(29,230)	$1,230

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(400)	$1,711
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization	—	153
Stock-based compensation expense	268	513
Change in fair value of common stock warrants liability	(992)	—
Changes in operating assets and liabilities:
Prepaid expenses	2	(17)
Accounts payable	116	(72)
Accrued wages	(15)	133
Accrued interest	6	(27)
Deferred revenue	—	(18)
Net cash (used in) provided by operating activities	(1,015)	2,376

Cash flows from financing activities
Proceeds from convertible debt - principal	—	148
Net cash provided by financing activities	—	148

Net (decrease) increase in cash	(1,015)	2,524

Cash, beginning of period	2,296	—

Cash, end of period	$1,281	$2,524

	Nine Months Ended September 30,
Non-cash Financing and Investing Activities (In thousands)	2020	2019
Conversion of Series C preferred stock to common stock	$—	$900

Conversion of debt to Series D preferred stock	$217	$—

Conversion of accrued wages to common stock	$213	$—

Conversion of accrued wages to note payable	$212	$—

Reclassification of common stock warrants liability	$906	$—

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

The accompanying interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented for the Company. All such adjustments are of a normal recurring nature. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income, in thousands	$(295)	$(237)	$(400)	$1,711

Weighted average shares outstanding - basic	404,044,937	301,718,989	395,471,385	291,938,769
Effect of dilutive securities:
Options and warrants	—	—	—	51,420,101
Convertible debt	—	—	—	94,306,253
Series D preferred stock	—	—	—	—
Weighted average shares outstanding - diluted	404,044,937	301,718,989	395,471,385	437,665,123
Earnings (loss) per share:
Basic	$(0.001)	$(0.001)	$(0.001)	$0.006
Diluted	(0.001)	(0.001)	(0.001)	0.004

Anti-dilutive shares excluded:
Options and warrants	52,255,697	63,661,227	44,639,063	—
Convertible debt	15,806,929	94,306,253	15,806,929	—
Series D preferred stock	20,991,891	—	20,991,891	—

The dilutive effect of 18,144,680 and 17,494,354, and zero and 2,370,141, options and warrants were excluded from diluted weighted average shares during the three and nine months ended September 30, 2020, respectively, and the three and nine months ended September 30, 2019, respectively, because the strike or conversion price was below the average share price during the related period.

Note 4 – STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

In connection with their election to the Company’s Board of Directors at the Annual Shareholder Meeting and in recognition of their continuing contributions to the Company, on June 1, 2020, the Company granted to certain of the directors each a one-time cash payment of $20,000 as well as an option to purchase 3,000,000 shares of the Company’s common stock. Additionally, the Chairman of the Board and the President and Chief Operating Officer were each granted an option to purchase 5,000,000 shares and 4,500,000 shares, respectively, of the Company’s common stock. The option grants are consistent with what has been granted to other board members and management of the Company. The options immediately vest, have an exercise price of $0.0138 and expire on June 1, 2030. The exercise price is based upon the closing price of the Company’s common stock on the date of the option grant. The fair value of each option granted was $0.0125 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 1.84%, an expected life of 5 years, and volatility of 147%. The aggregate value of $268,000 related to the options granted was charged to stock-based compensation expense during the second quarter of 2020.

As of September 30, 2020, there was no unrecognized cost related to stock option grants. As the market closing price was $0.0326 on September 30, 2020, there was $2.0 million aggregate intrinsic value of all options and warrants outstanding and exercisable as of September 30, 2020.

Stock-based compensation expense recorded in the financial statements was the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation	$—	$—	$268	$513

The following schedule summarizes stock option information as of December 31, 2019 and September 30, 2020.

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2019	42,375,000	$0.0308
Granted	21,500,000	0.0138
Exercised	—	—
Forfeited	—	—
Outstanding and exercisable, September 30, 2020	63,875,000	$0.0245

The Company has outstanding the following common stock warrants:

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2019	74,000,000	$0.0328
Granted	41,983,871	0.0103
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2020	115,983,871	$0.0247

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

Initial costs paid to purchase patents are capitalized and amortized using the straight-line method over the remaining life of the patent. Amortization charged to operations for the three and nine months ended September 30, 2019 totaled $22,000 and $153,000, respectively. There was no amortization charged to operations for the three and nine months ended September 30, 2020. Patent costs have been fully amortized as of September 30, 2020 and December 31, 2019.

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

Liquidation rights: In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series D holders receive distribution before any payments to common stockholders.

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

In the nine months ended September 30, 2020, the Company recorded other income of approximately $992,000 related to the reduction of the common stock warrants liability. At September 30, 2020, the common stock warrants liability is zero as the Company has adequate authorized shares available to meet the assumed exercise or conversion of its issued options, warrants, convertible debt and convertible preferred stock.

The following table presents a reconciliation of the Company’s common stock warrants liability for the nine months ended September 30, 2020 (in thousands):

Common Stock Warrants Liability
Balance, December 31, 2019	$1,898
Change in fair value of common stock warrants liability	(992)
Reclassification of common stock warrants liability to equity	(906)
Balance, September 30, 2020	$–

As of September 30, 2020, the Company had 179,858,781 options and warrants outstanding with exercise prices varying from $0.003 to $0.075.

Note 8 – CONVERTIBLE DEBT

On June 1, 2020, an additional $212,000 in accrued wages was converted into a convertible promissory note. The promissory note and accrued interest are convertible into common stock of the Company at a conversion price of $0.0138. The conversion price is based upon the closing price of the Company’s common stock on June 1, 2020. The promissory note bears interest at an annual rate of 8%.

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

On March 2, 2020, Quirk and Bear filed a notice of dismissal in DeKalb County. Quirk and Bear subsequently filed a new lawsuit in Fulton County Superior Court based on substantially similar allegations and seeking similar relief. On March 4, 2020, the Fulton County court ordered a hearing on the emergency motion for a temporary restraining order against the Company for the following day.

At the hearing on March 5, 2020, Quirk and Bear presented their version of the facts through affidavits submitted by both Quirk and Bear, arguing that the affidavits supported the emergency relief they sought. The judge denied the motion and did not enter a temporary restraining order. The court set an evidentiary hearing on Quirk and Bear’s motion for a preliminary injunction for March 27, 2020. Due to the COVID-19 pandemic and multiple requests by Quirk and Bear, the scheduling of the hearing was cancelled and has never taken place.

On September 2, 2020, the Company moved to dismiss the complaint on the grounds that Quirk and Bear lacked standing and failed to state claims for relief. Facing the Company’s motion to dismiss, on September 23, 2020, Quirk voluntarily dismissed the Fulton County case. This was Quirk’s second dismissal of these claims.

On September 25, 2020, the Company filed, among other documents, a Motion for Attorney’s Fees and Expenses. HDC’s motion is made pursuant to O.C.G.A. § 9-11-41(a)(3), which states “the filing of a second notice of dismissal operates as an adjudication upon the merits.” Additionally, the Company noted in its motion that Mr. Quirk’s claims lacked substantial justification, were commenced and maintained without reasonable cause or for an improper purpose, and the Company’s attorneys’ fees and expenses of litigation in the amount of $193,000 are reasonable.

Bear remains a plaintiff in the case. The Company firmly denies Bear’s claims and will continue to vigorously defend itself against these unsubstantiated and unjustified claims. Additionally, Bear has been notified of the Company’s intent to pursue abusive litigation claims against Bear as a result of these claims.

The Company denies all allegations of improper conduct in the complaint and will continue to defend itself against all allegations.  As a result, the Company has incurred expenses totaling $9,000 and $193,000 for the three and nine months ended September 30, 2020, respectively, related to legal fees associated with this litigation. Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Quirk and Bear be successful, the outcome could have a material adverse effect on the Company.

Venning Matter

On September 24, 2020, the Company accepted service of a lawsuit filed by Laurie Venning (“Venning”) and one of his companies, Vennwest Global Technologies, Inc. (“Vennwest”) from Alberta, Canada. According to recent publications, Venning is involved in additional lawsuits, one of which is against his formal legal counsel, Dentons, who has countersued Venning.

The Vennwest lawsuit contains virtually identical claims against HDC that Quirk and Bear have alleged. In addition, Vennwest is represented by the same law firm that previously withdrew its representation of Bear and Quirk in their lawsuits. As Quirk’s dismissal reflects, the Company believes these claims are without merit and serve only to deplete the Company’s resources to the detriment of its shareholders. Similar to the Quirk and Bear matter, the Company will vigorously defend itself against these baseless claims and evaluate all options against the plaintiffs including, but not limited to, pursuing counterclaims.

The Company denies all allegations of improper conduct in the complaint and will continue to defend itself against all allegations.  As a result, the Company has incurred expenses totaling $2,000 for both the three and nine months ended September 30, 2020, related to legal fees associated with this litigation. Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Venning and Vennwest be successful, the outcome could have a material adverse effect on the Company.

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

At September 30, 2020, the Company had $1.3 million cash on hand. As a result, the Company estimates cash will be depleted by the first quarter of 2022 if the Company does not generate sufficient cash to support operations.

The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through providing services related to the Company’s patents, pursuing infringement opportunities and obtaining additional equity or debt financing.

The Company believes the funds received from the NeoGenomics arbitration award will allow the Company to maintain operations until first quarter 2022. While the Company believes these efforts will allow the Company to continue operations, there is no guarantee the Company will be successful in these efforts.

As previously disclosed in the Company’s Annual Report filed on Form 10-K dated May 12, 2020, the Company estimated that cash resources available to meet its ongoing obligations would extend to the second quarter 2023. However, as a result of the additional costs associated with the Company’s defense of the shareholder litigation brought by Quirk, Bear and Venning, we now anticipate that our current cash resources will allow operations to continue until the first quarter of 2022. This represents an estimated reduction of 1.5 years available to the Company to pursue its business plans. The Company continues to believe that these suits are baseless and continues to vigorously defend itself. These suits and the legal expenses associated therewith represent an unnecessary distraction of management time and effort as well as a drain on the Company’s limited cash resources. The Company believes the claims in the Bear and Quirk matter and the Venning matter are without merit and serve only to deplete the Company’s resources to the detriment of its shareholders.

Note 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred, other than those previously disclosed, that would require adjustments to our disclosures in the financial statements.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three and nine months ended September 30, 2020 and 2019, included in Part I, Item 1 of this Form 10-Q and our audited financial statements included in Part II, Item 8 of our Form 10-K for the year ended December 31, 2019.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2020 Compared with Three and Nine Months Ended September 30, 2019

Revenue for the three months ended September 30, 2020 was zero compared with $370 for the three months ended September 30, 2019. The revenue earned during the nine months ended September 30, 2019 was primarily related to licensing revenue from the NeoGenomics arbitration award in April 2019.

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

Operating and Other Expenses

Amortization expense was zero for both the three and nine months ended September 30, 2020 compared to $22,000 and $153,000, respectively, for the three and nine months ended September 30, 2019. Our patent assets were fully amortized as of December 31, 2019 and September 30, 2020, and as a result, no further amortization is expected.

Professional and consulting fees were $38,000 for the three months ended September 30, 2020, compared with $14,000 for the three months ended September 30, 2019, and $230,000 for the nine months ended September 30, 2020 compared with $57,000 for the nine months ended September 30, 2019. The increase was due to higher accounting fees related to bringing the Company’s filings with the Securities and Exchange Commission current.

Legal fees were $101,000 for the three months ended September 30, 2020 compared to $6,000 during the same period in 2019, and $286,000 for the nine months ended September 30, 2020 compared to $78,000 for the nine months ended September 30, 2019. Legal fees in the prior year and current year-to-date period related primarily to the lawsuit brought by Quirk and Bear. In the three months ended September 30, 2020, we incurred $56,000 related to the Intel matter.

Compensation expense decreased to $103,000 for the three months ended September 30, 2020 compared to $145,000 for three months ended September 30, 2019 due primarily to $25,000 of bonuses in the 2019 period. Compensation expense was $339,000 for the nine months ended September 30, 2020, compared to $311,000 for the nine months ended September 30, 2019. The higher compensation expense for the nine months ended September 30, 2020 was due to additional personnel and increased salaries.

Other general and administrative expense increased slightly to $48,000 for the three months ended September 30, 2020, compared to $41,000 for the same period in 2019, due primarily to increased costs related to filing with the SEC. Other general and administrative expenses decreased to $533,000 for the nine months ended September 30, 2020 compared to $700,000 for the comparable period in 2019, due to lower directors’ stock-based compensation, partially offset by expenses related to our annual shareholder meeting and higher rent.

Loss from Operations for the three months ended September 30, 2020 was $290,000, compared to $228,000 for the three months ended September 30, 2019, related to the increases in expenses discussed above. Loss from operations for the nine months ended September 30, 2020 was $1.4 million compared to income from operations of $220,000 in the nine months ended September 30, 2019. The significant decrease in the year-to-date period was primarily due to a reduction in revenue from arbitration.

Other Income and Expense. As previously disclosed, the Company was awarded $5.1 million in an arbitration award related to the NeoGenomics litigation in the second quarter of 2019, and recorded net of $3.6 million in related expenses. This resulted in net proceeds from arbitration of $1.5 million during the nine months ended September 30, 2019.

The Company recorded a decrease in the common stock warrants liability of $992,000 during the nine months ended September 30, 2020, and reclassified the common stock warrants liability to equity as of September 30, 2020, as our shareholders approved the necessary increase in authorized share capital at our annual shareholder meeting held in May 2020.

Net loss for the three months ended September 30, 2020 was $295,000 compared to $237,000 for the three months ended September 30, 2019. The increase was primarily due to increased expenses as discussed above. Net loss for the nine months ended September 30, 2020 was $400,000 compared to net income of $1.7 million for the nine months ended September 30, 2019. The decrease was due primarily to the decrease in proceeds from arbitration, partially offset by the decrease in the common stock warrants liability.

Diluted loss per share was $0.001 for both the three-month periods ended September 30, 2020 and 2019. Diluted loss per share was $0.001 in the nine months ended September 30, 2020 compared to diluted earnings per share of $0.004 per share in the nine-month period in 2019.

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

We are pursuing licensing activity and collaborations to increase revenue. Additionally, we are evaluating options to secure funding for infringement activities to protect our proprietary technology or other forms of fund-raising either in the debt or equity markets. None of these options are definitive and there is no guarantee we will be successful in these fund-raising efforts. In addition, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. At September 30, 2020, we had $1.3 million in cash and total current liabilities of $562,000. We estimate cash will be depleted by the first quarter of 2022 unless we are able to increase revenues or raise additional capital.

As previously disclosed in the Company’s Annual Report filed on Form 10-K dated May 12, 2020, the Company estimated that cash resources available to meet its ongoing obligations would extend to the second quarter 2023. However, as a result of the additional costs associated with the Company’s defense of the shareholder litigation brought by Quirk, Bear and Venning, we now anticipate that our current cash resources will allow operations to continue until the first quarter of 2022. This represents an estimated reduction of 1.5 years available to the Company to pursue its business plans. The Company continues to believe that these suits are baseless and continues to vigorously defend itself. These suits and the legal expenses associated therewith represent an unnecessary distraction of management time and effort as well as a drain on the Company’s limited cash resources. The Company believes the claims in the Bear and Quirk matter and the Venning matter are without merit and serve only to deplete the Company’s resources to the detriment of its shareholders.

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

In light of the conclusion that our internal disclosure controls were ineffective as of September 30, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

HEALTH DISCOVERY CORPORATION
Registrant

Date: November 13, 2020	By:	/s/ George H. McGovern, III
George H. McGovern, III
Chairman, Chief Executive Officer, Principal Executive Officer

Date: November 13, 2020	By:	/s/ Marty Delmonte
Marty Delmonte
President, Chief Operating Officer, Principal Financial Officer