Form 10-Q
period 2021-03-31
HEALTH DISCOVERY CORP
filed 2021-05-14
CIK 1141788

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 14, 2021:
Common Stock, no par value	404,044,937 shares

HEALTH DISCOVERY CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2021

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	2

Item 1.	Unaudited Financial Statements	2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II -- OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES	22

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$731	$917
Prepaid expenses	15	15

Total current assets	746	932

Patents, net of accumulated amortization of $3,986	–	–

Total assets	$746	$932

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$320	$128
Dividends payable	207	207
Accrued interest	14	10
Convertible debt	212	212

Total current liabilities	753	557

Total liabilities	753	557

Commitments

Shareholders’ (deficit) equity:
Convertible preferred stock, no par value, 90,000,000 shares authorized: 20,991,891 issued and outstanding at both March 31, 2021 and December 31, 2020	217	217
Common stock, no par value, 900,000,000 shares authorized: 404,044,937 shares issued and outstanding at both March 31, 2021 and December 31, 2020	30,297	30,297
Accumulated deficit	(30,521)	(30,139)

Total shareholders’ (deficit) equity	(7)	375

Total liabilities and shareholders’ (deficit) equity	$746	$932

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(In thousands, except per share and share amounts) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Professional and consulting fees	$64	$25
Legal fees	185	152
Compensation	102	106
Other general and administrative expenses	27	41

Total operating expenses	378	324

Loss from operations	(378)	(324)

Other (expense) income, net:
Interest income	–	1
Interest expense	(4)	–
Change in fair value of common stock warrants liability	–	(1,194)

Other expense, net	(4)	(1,193)

Net loss	$(382)	$(1,517)

Net loss per share (basic and diluted)	$(0.001)	$(0.004)

Weighted average shares outstanding (basic and diluted)	404,044,937	388,646,386

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of SHAREholders’ equity (deficit)

(In thousands, except share amounts) (Unaudited)

For the three months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ Equity
March 31, 2021	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance, December 31, 2020	20,991,891	$217	404,044,937	$30,297	$(30,139)	$375
Net loss	–	–	–	–	(382)	(382)
Balance, March 31, 2021	20,991,891	$217	404,044,937	$30,297	$(30,521)	$(7)

For the three months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’
March 31, 2020	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, December 31, 2019	–	$–	388,646,386	$28,910	$(29,380)	$(470)
Promissory note and accrued interest converted to Series D convertible preferred stock	20,991,891	217	–	–	–	217
Net loss	–	–	–	–	(1,517)	(1,517)
Balance, March 31, 2020	20,991,891	$217	388,646,386	$28,910	$(30,897)	$(1,770)

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(382)	$(1,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of common stock warrants liability	–	1,194
Changes in operating assets and liabilities:
Accounts payable	192	8
Accrued wages	–	23
Accrued liabilities	–	152
Accrued interest	4	–

Net cash used in operating activities	(186)	(140)

Net decrease in cash	(186)	(140)

Cash, beginning of period	917	2,296

Cash, end of period	$731	$2,156

	Three Months Ended March 31,
Non-cash Financing and Investing Activities	2021	2020
Conversion of debt to Series D convertible preferred stock	$–	$217

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

Our principal asset is our intellectual property, which includes advanced mathematical algorithms called SVM, as well as biomarkers that we discovered by applying our SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 21 patents that have been issued or are currently pending around the world.

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

The accompanying interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented for the Company. All such adjustments are of a normal recurring nature. The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of the results of a full year’s operations and should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

If the going concern assumption was not appropriate for the Company’s financial statements then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used. Such adjustments may be material.

At March 31, 2021 and April 30, 2021, the Company had approximately $731,000 and $670,000 in cash on hand, respectively. As a result, the Company estimates cash will be depleted in less than one year from the date that these financial statements are available to be issued, if the Company does not generate sufficient cash to support operations.

The Company’s plan to have sufficient cash to support operations is comprised of generating revenue through providing services related to those patents, pursuing infringement opportunities and obtaining additional equity or debt financing. While the Company believes these efforts may increase the value of the Company, there is no guarantee that the Company will be successful in these efforts. We estimate cash will be depleted by the first quarter of 2022 unless we are able to increase revenues or raise additional capital.

In March 2020, the World Health Organization declared COVID-19 outbreak a pandemic and the President of the United States declared it a national emergency. The COVID-19 pandemic remains a rapidly evolving situation. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and speed of the outbreak within the markets in which we operate, government actions and programs, and the related impact on consumer confidence and spending, all of which are highly uncertain.

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

Segments

In making decisions regarding resource allocation and assessing performance, our chief executive officer and president view our operations and manages our business as one operating segment.

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

For the three months ended March 31, 2021 and 2020 there was no amortization charged to operations and there were no impairments to the Company’s patent assets, which are fully amortized.

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

See further discussion in Note 6 – Statement of Shareholders’ Equity (Deficit) and Note 7– Common Stock Warrants Liability.

Cash

Cash includes cash deposited with financial institutions. Periodically, we maintain deposits in financial institutions in excess of government-insured limits. We believe we are not exposed to significant credit risk and to date, we have not realized any losses on these deposits.

Note 3 – NET LOSS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, convertible promissory notes payable, convertible preferred stock, and warrants.

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
	2021	2020
Net loss, in thousands	$(382)	$(1,517)

Weighted average shares outstanding – basic and diluted	404,044,937	388,646,386

Loss per share – basic and diluted	$(0.001)	$(0.004)

Anti-dilutive shares excluded:
Shares issuable on conversion of options and warrants	82,529,119	53,557,188
Shares issuable on conversion of convertible debt	16,421,183	–
Shares issuable on conversion of Series D convertible preferred stock	20,991,891	20,991,891

The dilutive effect of 9,880,525 and 9,176,867 options and warrants were also excluded from diluted weighted average shares during the three months ended March 31, 2021 and 2020, respectively, because the strike or conversion price was below the average share price during the related period.

Note 4 – STOCK-BASED COMPENSATION and other EQUITY BASED PAYMENTS

As of March 31, 2021, there was no unrecognized cost related to stock option grants because the outstanding option awards either completed their vesting schedule or the option awards immediately vested. As the market closing price was $0.0398 on March 31, 2021, there was $3.1 million aggregate intrinsic value of all options and warrants outstanding and exercisable as of March 31, 2021.

The following schedule summarizes common stock option information as of December 31, 2020 and March 31, 2021.

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2020	63,875,000	$0.025
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding and exercisable, March 31, 2021	63,875,000	$0.025

The following schedule summarizes common stock warrant information as of December 31, 2020 and March 31, 2021.

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2020	115,983,781	$0.025
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding, March 31, 2021	115,983,781	$0.025

At both March 31, 2021 and December 31, 2020, the Company had 63,875,000 options outstanding with exercise prices ranging from $0.003 to $0.070, and 115,983,781 warrants outstanding with exercise prices ranging from $0.005 to $0.075.

Note 5 – PATENTS

The Company’s principal asset is its intellectual property, which includes advanced mathematical algorithms called Support Vector Machines (“SVM”), as well as biomarkers that we discovered by applying its SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. The Company’s intellectual property is protected by 21 patents that have been issued or are currently pending around the world. The patents have expirations ranging from 2022 to 2033.

Initial costs paid to purchase patents are capitalized and amortized using the straight-line method over the remaining life of the patent.

For the three months ended March 31, 2021 and 2020 there was no amortization charged to operations and there were no impairments to the Company’s patent assets, which are fully amortized. Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs.

Note 6 – SHAREHOLDERS’ EQUITY (DEFICIT)

Authorized capital

At March 31, 2021 and December 31, 2020, the Company’s authorized capital consisted of 900,000,000 shares of common stock and 90,000,000 shares of preferred stock.

Series B Preferred Stock

The Company sold to individual investors a total of 19,402,675 shares of Series B preferred shares for $1,490,015, net of associated expenses, in 2009.  The Series B preferred shares were converted into common stock of the Company in the fourth quarter of 2014, which was the fifth anniversary of the date of issuance as outlined in the original purchase agreement. There are currently no Series B preferred shares outstanding.

Dividends were accrued for the Series B preferred stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) common stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company. During the first quarter of 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of common stock. The remaining accrued dividend of $206,637 is reflected as current liability as of March 31, 2021 and December 31, 2020.

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

The Series C preferred stock were to be converted into common stock of the Company at the option of the holder, without the payment of additional consideration by the holder. The shares of Series C preferred stock must be converted into common stock of the Company either by the demand by the shareholder or at the fifth anniversary of the date of issuance. During the first quarter of 2019, the Series C preferred stock was converted to common stock. There are currently no Series C preferred shares outstanding.

Series D Preferred Stock

The Company’s Series D preferred stock has the following rights and preferences:

Dividend rights: The holders of Series D preferred stock shares pari passu with the holders of common stock in dividends payable to shareholders.

Voting rights: Each share of Series D preferred stock is entitled to vote on all matters submitted to shareholder vote and each share has a number of votes equal to ten votes for each share of common stock into which it is then convertible.

Conversion rights: Each share of Series D preferred stock is convertible into shares of the Company’s common stock at a 1:1 ratio at the option of the holder or on the ten-year anniversary of issuance, whichever occurs first.

Liquidation rights: In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, the Series D holders receive distribution on a pari passu basis with the holders of other preferred shareholders after payment of the preferred stock dividends payable to the Series B preferred shareholders and before any payments to common shareholders.

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

At both March 31, 2021 and December 31, 2020, the Company had 63,875,000 options outstanding with exercise prices ranging from $0.003 to $0.070, and 115,983,781 warrants outstanding with exercise prices ranging from $0.005 to $0.075.

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

In the three months ended March 31, 2020, the Company recorded an expense of $1,194,000 related to the change in fair value of the common stock warrants liability. At March 31, 2021 and December 31, 2020, the common stock warrants liability was zero as the Company reclassified the common stock warrants liability to equity, as our shareholders approved the necessary increase in authorized share capital at our annual shareholder meeting held in May 2020. The Company now has adequate authorized shares available to meet the assumed exercise or conversion of its issued options, warrants, convertible debt and convertible preferred stock.

The following table presents a reconciliation of the Company’s common stock warrants liability for the three months ended March 31, 2020 (in thousands):

Common Stock Warrants Liability
Balance, December 31, 2019	$1,898
Change in fair value of common stock warrants liability	1,194
Balance, March 31, 2020	$3,092

The Company has determined that the common stock warrants liability is a Level 3 measurement within the fair value hierarchy.

Note 8 – CONVERTIBLE DEBT

In April 2019, the Company issued a convertible promissory note in the amount of $200,000 to Mr. George McGovern, the Chairman and Chief Executive Officer of the Company, and Mr. James Dengler, a Company shareholder (the “Note Holders”) for funds advanced to the Company. The promissory note was approved by the Company’s board of directors in 2018, for funds advanced to the Company from August 2018 through March 2019 and the promissory note was executed in April 2019 by the Company. This promissory note contained an 8% annual interest rate, and the Note Holders had the right to convert the principal and unpaid accrued interest of the promissory note (the “2019 Convertible Promissory Note”) into shares of the Company’s Series D convertible preferred stock at a conversion price based upon the price of the Company’s common stock on the date of advancement of the loan amount (the “Conversion Price”). Because the loan proceeds were advanced on multiple dates, the Conversion Price varies depending upon the price of the Company’s common stock on the date of advancement of the loan amount. The right of conversion (optional) was solely at the Note Holders’ discretion.

On December 31, 2019, the Note Holders notified the Company of their election to convert the 2019 Convertible Promissory Note into shares of the Company’s Series D convertible preferred stock. As a result, the Note Holders received 20,991,891 shares of the Company’s Series D convertible preferred stock in February 2020.

In June 2020, $212,000 in accrued wages was converted into a convertible promissory note in the same amount with our chief executive officer. The promissory note and accrued interest are convertible into common stock of the Company at a conversion price of $0.0138. The conversion price is based upon the closing price of the Company’s common stock on June 1, 2020. The promissory note bears interest at an annual rate of 8%.

Note 9 – FAIR VALUE MEASUREMENT

The carrying values of our prepaid expenses and accounts payable approximate their recorded values due to the short-term nature of these instruments.

The common stock warrants liability is recorded based on the number of warrants which exceed the number of common shares available to meet the exercised options and warrants using the Black-Scholes option pricing model. The Company has determined that the common stock warrants liability is a Level 3 measurement within the fair value hierarchy. See further discussion of the Common Stock Warrants Liability in Note 7 – Common Stock Warrants Liability.

On January 1, 2021, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement.” Certain requirements were removed such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, certain requirements were modified and certain disclosures were added such as the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

On February 27, 2021, Intel filed a Petition for Inter Partes Review (“IPR”) of the Company’s SVM-RFE with the Patent Trial and Appeal Board of the USPTO. The Company is currently in the process of evaluating the IPR and formulating a response.

Legal fees for this matter were $89,000 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Quirk and Bear Matter

On February 7, 2020, two shareholders of the Company, William F. Quirk, Jr. (“Quirk”) and Cindy Bear (“Bear”), filed a complaint and motion for a temporary restraining order and preliminary injunction in DeKalb County Superior Court. Among the items in the motion, Quirk and Bear requested to have a special meeting of the shareholders and Quirk and Bear alleged misconduct by the Company and its directors. At the time of the Quirk and Bear complaint, the Company had stated its intent to schedule a shareholder meeting no later than June 30, 2020 and in fact did hold the shareholder meeting on May 27, 2020.

On March 2, 2020, Quirk and Bear filed a notice of dismissal in DeKalb County. Quirk and Bear subsequently filed a new lawsuit in Fulton County Superior Court based on substantially similar allegations and seeking similar relief. On March 4, 2020, the Fulton County court ordered a hearing on the emergency motion for a temporary restraining order against the Company for the following day.

At the hearing on March 5, 2020, Quirk and Bear presented their version of the facts through affidavits submitted by both Quirk and Bear, arguing that the affidavits supported the emergency relief they sought. The judge denied the motion and did not enter a temporary restraining order. The court set an evidentiary hearing on Quirk and Bear’s motion for a preliminary injunction for March 27, 2020. Due to the Covid-19 pandemic and multiple requests by Quirk and Bear, the scheduling of the hearing was cancelled. Quirk and Bear did not attempt to reschedule it.

On September 2, 2020, the Company moved to dismiss the complaint on the grounds that Quirk and Bear lacked standing and failed to state claims for relief. Facing the Company’s motion to dismiss, on September 23, 2020 Quirk voluntarily dismissed his claims against the Company. Because this was the second dismissal of these claims, that dismissal was with prejudice and constitutes an adjudication of the merits under O.C.G.A. § 9-11-41(a)(3).

Bear remained a plaintiff in the case. Due to Bear’s refusal to participate in discovery and repeated violations of the Court’s orders, the Company filed a Motion for Involuntary Dismissal of Plaintiff’s Complaint with Prejudice and Incorporated Memorandum of Law on March 2, 2021. Among the request in the motion, the Company asked the Court to award attorney’s fees and costs against Bear as a result of abusive litigation.

Subsequently, the Court held a hearing regarding the Company’s motion on March 25, 2021. At that hearing, the Court ordered Bear to appear for her deposition to be taken remotely on March 31, 2021 and April 1, 2021. The Court warned Bear that her failure to appear at these depositions or to participate fully in them would result in the dismissal of the case with prejudice. Bear did not appear for the March 31, 2021 deposition.

As a result, on April 6, 2021, the Court issued an Order Granting Motion for Involuntary Dismissal of Plaintiff’s Complaint with Prejudice and Final Order and Judgment (the “Ruling”) against Bear. Among other findings in the Ruling, the Court found that Bear knowingly and willfully failed to participate in discovery and violated the Court’s orders. Consequently, the Court entered final judgment against Bear and in favor of the Company on all counts. In light of the Court’s ruling, the Company intends to seek reimbursement of its attorneys’ fees and costs against Bear for bringing the action. Legal fees for this matter were $43,000 and $152,000 for the three months ended March 31, 2021 and 2020, respectively.

Venning Matter

On September 24, 2020, the Company accepted service of a lawsuit filed by Laurie Venning (“Venning”) and one of his companies, Vennwest Global Technologies, Inc. (“Vennwest”) from Alberta, Canada.

The Vennwest lawsuit contains virtually identical claims against HDC that Quirk and Bear alleged. For this reason, the Company believes Venning, Quirk, Bear and others coordinated their irresponsible and costly attacks against the Company, its directors and others. As Quirk’s dismissal and the Bear judgment reflects, the Company believes these claims are without merit and serve only to deplete the Company’s resources to the detriment of its shareholders.

On November 2, 2020, the Company moved to dismiss the complaint or stay the action pending the conclusion of the Quirk and Bear case, on the grounds that the first-filed derivative case would serve as res judicata to preclude the later-filed case. On November 30, 2020, Vennwest filed its response, and on December 15, 2020, the Company filed its reply. The motion remains pending. The Company will vigorously defend itself against these claims and evaluate all options against the plaintiffs including, but not limited to, pursuing counterclaims.

Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Vennwest be successful, the outcome could have a material adverse effect on the Company. Legal fees for this matter were $20,000 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Note 11 – RECENT ACCOUNTING PRONOUNCEMENTS

Financial Instruments – Credit Losses. In November 2019, the FASB issued ASU No. 2019-10 which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain new accounting standards, including ASU No. 2016-13, “Credit Losses,” to give implementation relief. The new standard, as amended, will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for the Company beginning January 1, 2023. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company’s credit loss methodology with the new standard. The Company is currently evaluating the effects this standard will have, if any, on its financial position, results of operations, and cash flows.

Note 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued, for events requiring recording or disclosure in the March 31, 2021 financial statements. Other than disclosed earlier in these financial statements, there were no material events or transactions occurring during this period requiring recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2020.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended March 31, 2021 and 2020, included in Part I, Item 1 of this Form 10-Q and our audited financial statements included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.

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

Our principal asset is our intellectual property, which includes advanced mathematical algorithms called Support Vector Machines (“SVM”), as well as biomarkers that we discovered by applying our SVM techniques to complex genetic and proteomic data. Biomarkers are biological indicators or genetic expression signatures of certain disease states. Our intellectual property is protected by 21 patents that have been issued or are currently pending around the world. While our historical foundation lies in the molecular diagnostics field, where we have made a number of discoveries that play a role in developing more personalized approaches to the diagnosis and treatment of certain diseases, our SVM assets in particular have broad applicability in many other fields. Intelligently applied, our pattern recognition technology can be a portal between enormous amounts of otherwise undecipherable data and truly meaningful discovery.

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

Intellectual Property Developments and Patent Defense Matters

As previously disclosed in our 2020 Form 10-K, the United States Patent and Trademark Office (“USPTO”) has issued a Notice of Allowance of Patent Application Number 14/754,434 covering the four-gene prostate cancer test developed using the Company’s proprietary SVM-RFE technology. The allowed claims cover a method for screening for and treating prostate cancer by measuring expression levels of the four genes within a patient sample compared to one or more reference genes and generating a prediction score based on the averaged relative expression levels. This Notice of Allowance is important after encountering the significant barriers to patenting of biomarkers that had been raised by the U.S. Supreme Court’s controversial decisions in Mayo Collaborative Services v. Prometheus Laboratories and Association for Molecular Pathology v. Myriad Genetics. This Biomarker Patent complements the Company’s already issued European Patent that covers similar claims.

We believe that this patent demonstrates the ability of the Company’s proprietary technology in the discovery and validation of biomarkers for diseases. We believe this same method can be applied to numerous different diseases and will explore opportunities with partners to deploy these same methods using our proprietary technology in biomarker discovery.

We hold the exclusive rights to 20 issued U.S. patents covering uses of SVM technology for discovery of knowledge from large data sets. The Company also has 1 pending U.S. patent application covering uses of the SVM technology as well as diagnostic methods that have been discovered using the SVM technology.

Intel Matter

As previously disclosed in September 2016, the USPTO had declared an Interference between the Company’s SVM-RFE Patent application and Intel Corporation’s Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”.  The Interference was an administrative proceeding within the USPTO used to determine which party was the first to invent an invention that was claimed in two (or more) independently owned patent applications.  Subsequently, on February 27, 2019, the USPTO ruled in favor of the Company on the SVM-RFE Patent application. The Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision, finding that the Company is entitled to claim exclusive ownership rights to the SVM-RFE technology as set forth in the SVM-RFE Patent application that was filed to provoke the Interference. The decision ordered Intel Corporation’s Patent No. 7,685,077 to be cancelled. The decision also dismissed Intel Corporation’s motions challenging the validity of the Company’s pending claims and issued patents covering SVM-RFE.

In September 2019, the USPTO issued U.S. Patent No. 10,402,685 (“SVM-RFE Patent”) for the Company’s patent application covering SVM-RFE.  The Company now owns four patents in the United States and five international patents related to SVM-RFE and is the sole owner of all patents related to SVM-RFE. Furthermore, the USPTO granted a Patent Term Adjustment (“PTA”) to the SVM-RFE Patent. The PTA is 1,785 days (almost 5 years), which is added to the normal 20-year-from-filing patent term. The USPTO granted this adjustment to offset delays that occurred within the USPTO during the examination process and interference proceedings.  This means the SVM-RFE Patent term has been extended from August 7, 2020 to June 7, 2025.

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

On February 27, 2021, Intel filed a Petition for Inter Partes Review (“IPR”) of the Company’s SVM-RFE with the PTAB of the USPTO. The Company is currently in the process of evaluating the IPR and formulating a response.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Operating and Other Expenses

Professional and consulting fees were $64,000 for the three months ended March 31, 2021, compared with $25,000 for the three months ended March 31, 2020. The increase was due to higher accounting fees related to the Company’s filings with the Securities and Exchange Commission.

Legal fees were $185,000 for the three months ended March 31, 2021, compared to $152,000 during the same period in 2020, due to higher expenses related to the Intel Matter, Quirk and Bear Matter and Vennwest Matter. See further discussion of legal matters in Note 10 – Commitments and Contingencies.

Compensation consists of expenses related to officer salaries and were $102,000 for the three months ended March 31, 2021, which was slightly lower compared to $106,000 for the three months ended March 31, 2020.

Other general and administrative expenses decreased to $27,000 for the three months ended March 31, 2021, compared to $41,000 for the same period in 2020, due to lower rent in the current period. The lower rent was a result of the Company negotiating a new lease in the same location during the three months ended March 31, 2021.

Loss from Operations for the three months ended March 31, 2021 was $378,000, compared to $324,000 for the three months ended March 31, 2020, related to the increases in expenses discussed above.

Other income and expense decreased to $4,000 for the three months ended March 31, 2021, compared to $1,193,000 for the same period in 2020, due to lower expense for common stock warrants liability. The Company recorded an increase in the common stock warrants liability of $1,194,000 during the three months ended March 31, 2020. See further discussion in Note 7 – Common Stock Warrants Liability.

Net loss for the three months ended March 31, 2021 was $382,000 compared to $1,517,000 for the three months ended March 31, 2020. The higher net loss in 2020 was primarily due to the increase in the common stock warrants liability as discussed above.

Diluted loss per share was $0.001 for the three-month period ended March 31, 2021, compared to diluted loss per share of $0.004 per share in the three-month period ended March 31, 2020.

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

We are pursuing licensing activity and collaborations to increase revenue. Additionally, we are evaluating options to secure funding for infringement activities to protect our proprietary technology or other forms of fund-raising either in the debt or equity markets. None of these options are definitive and there is no guarantee we will be successful in these fund-raising efforts. In addition, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. At March 31, 2021, we had $731,000 in cash and total current liabilities of $753,000. We estimate cash will be depleted by the first quarter of 2022 unless we are able to increase revenues or raise additional capital.

Short-term borrowings

Our principal commitments consist of our obligations under our operating lease which is short-term in nature. In addition, in June 2020, we settled accrued wages in the amount of $212,000 through the issuance of a convertible promissory note in the same amount with our chief executive officer. The note bears interest at an 8% annual interest rate and is convertible at the option of the holder into shares of our common stock at a conversion price of 0.0138 shares of common stock. See further discussion in Note 8 – Convertible Debt.

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

In light of the conclusion that our internal disclosure controls were ineffective, as of March 31, 2021, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. These include the fact that the Company’s board of directors reviews the results of the Company quarterly and provides oversight concerning its results and that the Company has hired an independent consultant which provides the Company an additional layer of review and oversight as well as subject matter expertise regarding its external reporting and technical accounting matters. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See discussion of legal proceedings under Note 10 – Commitments and Contingencies to the Notes to financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of President, Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH DISCOVERY CORPORATION
Registrant

Date: May 14, 2021	By:	/s/ George H. McGovern, III
George H. McGovern, III
Chairman, Chief Executive Officer, Principal Executive Officer

HEALTH DISCOVERY CORPORATION
Registrant

Date: May 14, 2021	By:	/s/ Marty Delmonte
Marty Delmonte
President, Chief Operating Officer, Principal Financial Officer

.

