Form 10-Q
period 2021-06-30
HEALTH DISCOVERY CORP
filed 2021-08-13
CIK 1141788

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 333-62216

HEALTH DISCOVERY CORPORATION

(Name of registrant as specified in its charter)

Georgia	74-3002154
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

2002 Summit Blvd NE, Suite 300, Atlanta, Georgia	30319
(Address of principal executive offices	(Zip Code)

(404) 566-4865

(Registrant’s telephone number, including area code)

______________________________

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, no par value	Hdvy	N/a

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 13, 2021, was 404,378,270.

HEALTH DISCOVERY CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2021

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II -- OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES	25

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$485	$917
Prepaid expenses	15	15

Total current assets	500	932

Patents, net of accumulated amortization of $3,986	–	–

Total assets	$500	$932

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$366	$128
Dividends payable	207	207
Accrued interest	18	10
Convertible debt	212	212

Total current liabilities	803	557

Total liabilities	803	557

Commitments

Shareholders’ (deficit) equity:
Series D convertible preferred stock, no par value, 90,000,000 shares authorized: 20,991,891 issued and outstanding at June 30, 2021 and December 31, 2020	217	217
Common stock, no par value, 900,000,000 shares authorized: 404,378,270 and 404,044,937 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	31,675	30,297
Accumulated deficit	(32,195)	(30,139)

Total shareholders’ (deficit) equity	(303)	375

Total liabilities and shareholders’ (deficit) equity	$500	$932

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(In thousands, except per share and share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Licensing and development revenue	$–	$1	$–	$1

Operating expenses:
Professional and consulting fees	14	167	78	192
Legal fees	116	33	301	185
Compensation	114	130	216	236
Other general and administrative expenses	1,426	444	1,453	485

Total operating expenses	1,670	774	2,048	1,098

Loss from operations	(1,670)	(773)	(2,048)	(1,097)

Other (expense) income, net:
Interest income	–	–	–	1
Interest expense	(4)	(1)	(8)	(1)
Change in fair value of common stock warrants liability	–	2,186	–	992

Other expense, net	(4)	2,185	(8)	992

Net (loss) income	$(1,674)	$1,412	$(2,056)	$(105)

Net (loss) income per share:
Basic	$(0.004)	$0.004	$(0.005)	$–
Diluted	$(0.004)	$0.003	$(0.005)	$–

Weighted average shares outstanding:
Basic	404,348,966	393,553,617	404,197,791	391,113,557
Diluted	404,348,966	464,320,598	404,197,791	391,113,557

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of SHAREholders’ equity (deficit)

(In thousands, except share amounts) (Unaudited)

For the three months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ (Deficit)
June 30, 2021	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, March 31, 2021	20,991,891	$217	404,044,937	$30,297	$(30,521)	$(7)
Issuance of common stock pursuant to exercise of warrant	–	–	333,333	10	–	10
Stock-based compensation expense	–	–	–	1,368	–	1,368
Net loss	–	–	–	–	(1,674)	(1,674)
Balance, June 30, 2021	20,991,891	$217	404,378,270	$31,675	$(32,195)	$(303)

For the three months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ (Deficit)
June 30, 2020	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, March 31, 2020	20,991,891	$217	388,646,386	$28,910	$(30,897)	$(1,770)
Issuance of common stock in settlement of accrued wages	–	–	15,398,551	213	–	213
Reclassification of common stock warrants liability	–	–	–	906	–	906
Stock-based compensation expense	–	–	–	268	–	268
Net loss	–	–	–	–	1,412	1,412
Balance, June 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,485)	$1,029

For the six months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ (Deficit)
June 30, 2021	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	20,991,891	$217	404,044,937	$30,297	$(30,139)	$375
Issuance of common stock pursuant to exercise of warrant	–	–	333,333	10	–	10
Stock-based compensation expense	–	–	–	1,368	–	1,368
Net loss	–	–	–	–	(2,056)	(2,056)
Balance, June 30, 2021	20,991,891	$217	404,378,270	$31,675	$(32,195)	$(303)

For the six months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ (Deficit)
June 30, 2020	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, December 31, 2019	–	$–	388,646,386	$28,910	$(29,380)	$(470)
Promissory note and accrued interest converted to Series D convertible preferred stock	20,991,891	217	–	–	–	217
Issuance of common stock in settlement of accrued wages	–	–	15,398,551	213	–	213
Reclassification of common stock warrants liability	–	–	–	906	–	906
Stock-based compensation expense	–	–	–	268	–	268
Net loss	–	–	–	–	(105)	(105)
Balance, June 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,485)	$1,029

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,056)	$(105)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,368	268

Change in fair value of common stock warrants liability	–	(992)
Changes in operating assets and liabilities:
Prepaid expenses	–	2
Accounts payable	238	207
Accrued wages	–	(15)
Accrued interest	8	1

Net cash used in operating activities	(442)	(634)

Cash flows from financing activities
Proceeds from warrant exercise	10	–

Net cash provided by financing activities	10	–

Net decrease in cash	(432)	(634)

Cash, beginning of period	917	2,296

Cash, end of period	$485	$1,662

	Six Months Ended June 30,
Non-cash Financing and Investing Activities	2021	2020
Conversion of debt to Series D convertible preferred stock	$–	$217

Conversion of accrued wages to common stock	$–	$213

Conversion of accrued wages to note payable	$–	$212

Reclassification of common stock warrants liability	$–	$906

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

At June 30, 2021, the Company had approximately $485,000 in cash on hand, respectively. As a result, the Company estimates cash will be depleted in less than one year from the date that these financial statements are available to be issued, if the Company does not generate sufficient cash to support operations.

The Company’s plan to have sufficient cash involves licensing the Company patents, pursuing infringement opportunities and obtaining additional equity or debt financing. While the Company believes these efforts may increase the value of the Company, there is no guarantee that the Company will be successful in these efforts. We estimate cash will be depleted by the first quarter of 2022 unless we are able to increase revenues or raise additional capital.

In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic and the President of the United States declared it a national emergency. The COVID-19 pandemic remains a rapidly evolving situation. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and speed of the outbreak within the markets in which we operate, government actions and programs, and the related impact on consumer confidence and spending, all of which are highly uncertain.

Estimates and assumptions

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the outbreak of a novel strain of COVID-19.

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

For the three and six months ended June 30, 2021, and 2020 there was no amortization charged to operations and there were no impairments to the Company’s patent assets, which are fully amortized.

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

See further discussion in Note 6 –Shareholders’ Equity (Deficit) and Note 7– Common Stock Warrants Liability.

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

Note 3 – NET (LOSS) INCOME PER SHARE

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

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income, in thousands	$(1,674)	$1,412	$(2,056)	$(105)

Weighted average shares outstanding – basic	404,348,966	393,553,617	404,197,791	391,113,557
Effect of dilutive securities:
Shares issuable on conversion of options and warrants	–	34,376,539	–	–
Shares issuable on conversion of convertible debt	–	15,398,551	–	–
Shares issuable on conversion of Series D convertible preferred stock	–	20,991,891	–	–
Weighted average shares outstanding – diluted	404,348,966	464,320,598	404,197,791	391,113,557

(Loss) Earnings per share:
Basic	$(0.004)	$0.004	$(0.005)	$–
Diluted	$(0.004)	$0.003	$(0.005)	$–

Anti-dilutive shares excluded:
Shares issuable on conversion of options and warrants	94,587,577	–	82,597,604	37,732,532
Shares issuable on conversion of convertible debt	16,728,311	–	16,728,311	15,398,551
Shares issuable on conversion of Series D convertible preferred stock	20,991,891	–	20,991,891	20,991,891

The dilutive effect of 6,108,502 and 105,869,976 options and warrants were also excluded from diluted weighted average shares during the three months ended June 30, 2021, and 2020, respectively, and 9,951,284 and 22,843,491 options and warrants were excluded from diluted weighted average shares during the six months ended June 30, 2021, and 2020, respectively, because the strike or conversion price was below the average share price during the related period.

Note 4 – STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

As of June 30, 2021, there was no unrecognized cost related to stock option grants because the outstanding option awards either completed their vesting schedule or the option awards immediately vested. As the market closing price was $0.0650 on June 30, 2021, there was $7.3 million aggregate intrinsic value of all options and warrants outstanding and exercisable as of June 30, 2021.

In connection with their election to the Company’s Board of Directors at the Shareholder Meeting and in recognition of their continuing contributions to the Company without cash compensation, on June 29, 2021, the Company granted to Mr. William Fromholzer, Ms. Colleen Hutchinson, Mr. Ed Morrison, and Mr. James Murphy each an option to purchase 3,000,000 shares of the Company’s common stock. Additionally, the Company granted to Dr. Hong Zhang an option to purchase 5,000,000 shares of the Company’s common stock and the Company granted to Mr. George McGovern and Mr. Marty Delmonte each an option to purchase 3,000,000 shares of the Company’s common stock. These option grants are consistent with what has been granted to other board members and management of the Company. The options immediately vest, have an exercise price of $0.065 and expire on June 29, 2031. The exercise price is based upon the closing price of the Company’s common stock on the date of the option grant. The fair value of each option granted is $0.0595 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 0.37%, an expected life of 5 years, and volatility of 154%. The aggregate computed value of these options of $1,368,500 was charged as a non-cash expense during the second quarter of 2021.

Stock-based compensation expense recorded in the financial statements was approximately $1.4 million and $268,000 for both the three and six months ended June 30, 2021, and 2020, respectively.

The following schedule summarizes common stock option information as of December 31, 2020 and June 30, 2021.

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2020	63,875,000	$0.025
Granted	23,000,000	$0.065
Exercised	–	$–
Forfeited	–	$–
Outstanding and exercisable, June 30, 2021	86,875,000	$0.036

The following schedule summarizes common stock warrant information as of December 31, 2020 and June 30, 2021.

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2020	115,983,781	$0.025
Granted	–	$–
Exercised	(333,333)	$(0.03)
Forfeited	–	$–
Outstanding, June 30, 2021	115,650,448	$0.025

At June 30, 2021 and December 31, 2020, the Company had 86,875,000 and 63,875,000 options outstanding, respectively, with exercise prices ranging from $0.003 to $0.070. At June 30, 2021 and December 31, 2020, the Company had 115,650,448 and 115,983,781 warrants outstanding, respectively, with exercise prices ranging from $0.005 to $0.075.

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

For the three and six months ended June 30, 2021, and 2020 there was no amortization charged to operations as the patents are fully amortized. Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs.

Note 6 – SHAREHOLDERS’ EQUITY (DEFICIT)

Authorized capital

At June 30, 2021 and December 31, 2020, the Company’s authorized capital consisted of 900,000,000 shares of common stock and 90,000,000 shares of preferred stock.

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

Dividends were accrued for the Series B preferred stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) common stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company. During the first quarter of 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of common stock. The remaining accrued dividend of $206,637 is reflected as current liability as of June 30, 2021, and December 31, 2020.

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

Common Stock

On June 9, 2021, the Company issued 333,333 shares of its common stock pursuant to a warrant exercise. The warrant had a strike price of $0.03 per share.

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

At June 30, 2021 and December 31, 2020, the Company had 86,875,000 and 63,875,000 options outstanding with exercise prices ranging from $0.003 to $0.070, as well as 115,650,448 and 115,983,781 warrants outstanding with exercise prices ranging from $0.005 to $0.075, respectively.

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

At June 30, 2021 and December 31, 2020, the common stock warrants liability was zero as the Company reclassified the common stock warrants liability to equity, as our shareholders approved the necessary increase in authorized share capital at our annual shareholder meeting held in May 2020. The Company now has adequate authorized shares available to meet the assumed exercise or conversion of its issued options, warrants, convertible debt and convertible preferred stock.

The following table presents a reconciliation of the Company’s common stock warrants liability for the six months ended June 30, 2020 (in thousands):

Common Stock Warrants Liability
Balance, December 31, 2019	$1,898
Change in fair value of common stock warrants liability	(992)
Reclassification of common stock warrants liability to equity	(906)
Balance, June 30, 2020	$–

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

Legal Proceedings

Intel Matter

As previously disclosed, the USPTO had declared an Interference between the Company’s Support Vector Machine – Recursive Feature Elimination (“SVM-RFE”) patent application and Intel Corporation’s (“Intel”) Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”.  On February 27, 2019, the USPTO ruled in favor of the Company on the SVM-RFE patent application. The Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision, finding that HDC is entitled to claim exclusive ownership rights to the SVM-RFE technology as set forth in the SVM-RFE patent application that was filed to provoke the Interference. The decision ordered Intel Corporation’s Patent No. 7,685,077 to be cancelled.

In September 2019, the USPTO issued U.S. Patent No. 10,402,685 (“SVM-RFE Patent”) for the Company’s patent application covering SVM-RFE.  The Company is the sole owner of all patents related to SVM-RFE. As a result of the issuance of the SVM-RFE Patent, the Company now has the right to exclude others from developing, commercializing, or licensing this patented technology without the uncertainty of the Interference or concerns over the ownership of the SVM-RFE patents. Furthermore, the USPTO granted a Patent Term Adjustment (“PTA”) to the SVM-RFE Patent. The PTA is 1,785 days (almost 5 years), which is added to the normal 20-year-from-filing patent term. The USPTO granted this adjustment to offset delays that occurred within the USPTO during the examination process and interference proceedings.  This means the SVM-RFE Patent term has been extended from August 7, 2020, to June 7, 2025.

On July 23, 2020, the Company filed a patent infringement lawsuit (“Infringement Lawsuit”) against Intel pertaining to the Company’s SVM-RFE technology. The lawsuit was filed in the United States District Court for the Western District of Texas, Waco Division (the “Court”). Subsequently, on October 19, 2020, Intel filed a motion to dismiss with the Court. On November 23, 2020, the Company filed a response in opposition of Intel’s motion to dismiss.

On December 21, 2020, the Court approved a scheduling order (“Scheduling Order”) for the Infringement Lawsuit. One of the items in the Scheduling Order was the Markman Hearing which was scheduled for June 3, 2021. A Markman Hearing is a pretrial hearing in a United States District Court during which a judge examines evidence from all parties on the appropriate meanings of relevant key words used in a patent claim. Prior to the Markman Hearing both parties submit Markman briefs, in which they explain their positions on the relevant key words. In the Western District of Texas, both parties file two briefs, with the Plaintiff (here, the Company) filing the Opening Brief.

Once briefing concluded on May 18, 2021, HDC and Intel submitted a Joint Claim Construction Statement to the Court. Within that Joint Claim Construction Statement, the parties identified several claim terms (i.e., key words) that were still in dispute. During the Markman Hearing on June 3, 2021, the Court considered arguments related to these disputed claim terms. Ultimately, the Court ruled in HDC’s favor on all the disputed claim terms and issued the Claim Construction Order. During the Markman Hearing, the Court also spoke regarding Intel’s pending motion to dismiss. The Court will review and determine if a hearing is needed on that motion or if it will rule on the previously filed pleadings. Per the Scheduling Order, the next step is fact discovery, which began June 4, 2021.

On February 27, 2021, Intel filed a Petition for Inter Partes Review (“IPR”) of the Company’s SVM-RFE with the PTAB of the USPTO. The Company has responded to the IPR and the matter remains pending.

Legal fees for this matter were $116,000 and $0 for the three months ended June 30, 2021, and 2020, respectively, and $205,000 and $0 for the six months ended June 30, 2021, and 2020, respectively.

Quirk and Bear Matter

On February 7, 2020, two shareholders of the Company, William F. Quirk, Jr. (“Quirk”) and Cindy Bear (“Bear”), filed a complaint and motion for a temporary restraining order and preliminary injunction in DeKalb County Superior Court. Among the items in the motion, Quirk and Bear requested to have a special meeting of the shareholders and Quirk and Bear alleged misconduct by the Company and its directors. At the time of the Quirk and Bear complaint, the Company had stated its intent to schedule a shareholder meeting no later than June 30, 2020, and in fact did hold the shareholder meeting on May 27, 2020.

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

On September 2, 2020, the Company moved to dismiss the complaint on the grounds that Quirk and Bear lacked standing and failed to state claims for relief. Facing the Company’s motion to dismiss, on September 23, 2020, Quirk voluntarily dismissed his claims against the Company. Because this was the second dismissal of these claims, that dismissal was with prejudice and constitutes an adjudication of the merits under O.C.G.A. § 9-11-41(a)(3).

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

Subsequently, the Court held a hearing regarding the Company’s motion on March 25, 2021. At that hearing, the Court ordered Bear to appear for her deposition to be taken remotely on March 31, 2021, and April 1, 2021. The Court warned Bear that her failure to appear at these depositions or to participate fully in them would result in the dismissal of the case with prejudice. Bear did not appear for the March 31, 2021, deposition.

As a result, on April 6, 2021, the Court issued an Order Granting Motion for Involuntary Dismissal of Plaintiff’s Complaint with Prejudice and Final Order and Judgment (the “Ruling”) against Bear. Among other findings in the Ruling, the Court found that Bear knowingly and willfully failed to participate in discovery and violated the Court’s orders. Consequently, the Court entered final judgment against Bear and in favor of the Company on all counts. In light of the Court’s ruling, the Company intends to seek reimbursement of its attorneys’ fees and costs against Bear for bringing the action. Legal fees for this matter were $0 and $32,000 for the three months ended June 30, 2021, and 2020, respectively, and $43,000 and $184,000 for the six months ended June 30, 2021, and 2020, respectively.

Vennwest Matter

On September 24, 2020, the Company accepted service of a lawsuit filed by Vennwest Global Technologies, Inc. (“Vennwest”), a company owned by shareholder Laurie Venning (“Venning”) from Alberta, Canada.

The Vennwest lawsuit contains virtually identical claims against HDC that Quirk and Bear alleged. For this reason, the Company believes Venning, Quirk, Bear and others coordinated their irresponsible and costly attacks against the Company, its directors, and others. As Quirk’s dismissal and the Bear judgment reflects, the Company believes these claims are without merit and serve only to deplete the Company’s resources to the detriment of its shareholders.

On November 2, 2020, the Company moved to dismiss the complaint or stay the action pending the conclusion of the Quirk and Bear case, on the grounds that the first-filed derivative case would serve as res judicata to preclude the later-filed case. On November 30, 2020, Vennwest filed its response, and on December 15, 2020, the Company filed its reply. On June 8, 2021, the judge ruled to allow the case to proceed, and the parties are now in discovery phase of the case. The Company will vigorously defend itself against these claims and evaluate all options against the plaintiffs including, but not limited to, pursuing counterclaims.

Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Vennwest be successful, the outcome could have a material adverse effect on the Company. Legal fees for this matter were $0 for both three months ended June 30, 2021, and 2020, and $20,000 and $0 for the six months ended June 30, 2021, and 2020, respectively.

Note 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued, for events requiring recording or disclosure in the June 30, 2021, financial statements. Other than disclosed earlier in these financial statements, there were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three and six months ended June 30, 2021, and 2020, included in Part I, Item 1 of this Form 10-Q and our audited financial statements included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.

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

Intel Matter

As previously disclosed, the USPTO had declared an Interference between the Company’s Support Vector Machine – Recursive Feature Elimination (“SVM-RFE”) patent application and Intel Corporation’s (“Intel”) Patent No. 7,685,077, entitled “Recursive Feature Eliminating Method based on a Support Vector Machine”. On February 27, 2019, the USPTO ruled in favor of the Company on the SVM-RFE patent application. The Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision, finding that HDC is entitled to claim exclusive ownership rights to the SVM-RFE technology as set forth in the SVM-RFE patent application that was filed to provoke the Interference. The decision ordered Intel Corporation’s Patent No. 7,685,077 to be cancelled.

In September 2019, the USPTO issued U.S. Patent No. 10,402,685 (“SVM-RFE Patent”) for the Company’s patent application covering SVM-RFE.  The Company is the sole owner of all patents related to SVM-RFE. As a result of the issuance of the SVM-RFE Patent, the Company now has the right to exclude others from developing, commercializing, or licensing this patented technology without the uncertainty of the Interference or concerns over the ownership of the SVM-RFE patents. Furthermore, the USPTO granted a Patent Term Adjustment (“PTA”) to the SVM-RFE Patent. The PTA is 1,785 days (almost 5 years), which is added to the normal 20-year-from-filing patent term. The USPTO granted this adjustment to offset delays that occurred within the USPTO during the examination process and interference proceedings.  This means the SVM-RFE Patent term has been extended from August 7, 2020, to June 7, 2025.

On July 23, 2020, the Company filed a patent infringement lawsuit (“Infringement Lawsuit”) against Intel pertaining to the Company’s SVM-RFE technology. The lawsuit was filed in the United States District Court for the Western District of Texas, Waco Division (the “Court”). Subsequently, on October 19, 2020, Intel filed a motion to dismiss with the Court. On November 23, 2020, the Company filed a response in opposition of Intel’s motion to dismiss.

On December 21, 2020, the Court approved a scheduling order (“Scheduling Order”) for the Infringement Lawsuit. One of the items in the Scheduling Order was the Markman Hearing which was scheduled for June 3, 2021. A Markman Hearing is a pretrial hearing in a United States District Court during which a judge examines evidence from all parties on the appropriate meanings of relevant key words used in a patent claim. Prior to the Markman Hearing both parties submit Markman briefs, in which they explain their positions on the relevant key words. In the Western District of Texas, both parties file two briefs, with the Plaintiff (here, the Company) filing the Opening Brief.

Once briefing concluded on May 18, 2021, HDC and Intel submitted a Joint Claim Construction Statement to the Court. Within that Joint Claim Construction Statement, the parties identified several claim terms (i.e., key words) that were still in dispute. During the Markman Hearing on June 3, 2021, the Court considered arguments related to these disputed claim terms. Ultimately, the Court ruled in HDC’s favor on all the disputed claim terms and issued the Claim Construction Order. During the Markman Hearing, the Court also spoke regarding Intel’s pending motion to dismiss. The Court will review and determine if a hearing is needed on that motion or if it will rule on the previously filed pleadings. Per the Scheduling Order, the next step is fact discovery, which began June 4, 2021.

On February 27, 2021, Intel filed a Petition for Inter Partes Review (“IPR”) of the Company’s SVM-RFE with the PTAB of the USPTO. The Company has responded to the IPR and the matter remains pending.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2021, Compared with Three and Six Months Ended June 30, 2020

Revenue for the three and six months ended June 30, 2021, was zero compared with $1,000 for the three and six months ended June 30, 2020.

Operating and Other Expenses

Professional and consulting fees were $14,000 for the three months ended June 30, 2021, compared with $167,000 for the three months ended June 30, 2020, and $78,000 for the six months ended June 30, 2021, compared with $192,000 for the six months ended June 30, 2020. The decrease was driven by lower accounting fees in both the three-and six-month periods of 2021.

Legal fees were $116,000 for the three months ended June 30, 2021, compared to $33,000 during the same period in 2020. The increase was driven by legal fees related to the Intel Matter. Legal fees were $301,000 for the six months ended June 30, 2021, compared with $185,000 for the six months ended June 30, 2020, due to higher expenses related to the Intel Matter, Quirk and Bear Matter, and Vennwest Matter. See further discussion of legal matters in Note 10 – Commitments and Contingencies.

Compensation consists of expenses related to officer salaries and were $114,000 for the three months ended June 30, 2021, which was lower compared to $130,000 for the three months ended June 30, 2020. Compensation expense was $216,000 for the six months ended June 30, 2021, compared to $236,000 for the six months ended June 30, 2020. The lower compensation was related to reduced officer compensation.

Other general and administrative expenses increased to $1.4 million for the three months ended June 30, 2021, compared to $444,000 for the same period in 2020, due to a $1.1 million increase in stock-based compensation to directors and employees in the current year period, partially offset by lower rent in the current period. The lower rent was a result of the Company negotiating a new lease in the same location during the first quarter of 2021. Other general and administrative expenses increased to $1,453,000 for the six months ended June 30, 2021, compared to $485,000 for the six months ended June 30, 2020, due to higher stock-based compensation.

Loss from Operations for the three months ended June 30, 2021, was $1.7 million, compared to $773,000 for the three months ended June 30, 2020, related to the increases in expenses discussed above. Loss from operations for the six months ended June 30, 2021, was $2.0 million compared to $1.1 million in the six months ended June 30, 2020, due to increased operating expenses as discussed above.

Other income and expense decreased to $4,000 and $8,000 for the three and six months ended June 30, 2021, related to interest expense on its promissory note. We recorded a decrease in the common stock warrants liability of $2.2 million and a decrease of $992,000 during the three-month and six-month periods ended June 30, 2020, respectively, related to the fair value liability because we issued warrants exceeding the number of common shares available if the holders exercised the previously issued outstanding options and warrants. As our shareholders approved the increase in authorized share capital at our 2020 annual shareholder meeting held in May 2020, we reclassified the common stock warrants liability to equity as of June 30, 2020. See further discussion in Note 7 – Common Stock Warrants Liability.

Net loss for the three months ended June 30, 2021, was $1.7 million compared to $1.4 million net income for the three months ended June 30, 2020. Net loss for the six months ended June 30, 2021, was $2.1 million compared to $105,000 for the six months ended June 30, 2020.

Diluted loss per share was $0.004 for the three-month period ended June 30, 2021, compared to diluted earnings per share of $0.004 per share in the three-month period ended June 30, 2020. Diluted loss per share was $0.005 for the six-month period ended June 30, 2021, compared to diluted loss per share of $0.000 in the six months ended June 30, 2020.

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

We are pursuing licensing activity and collaborations to increase revenue. Additionally, we are evaluating options to secure funding for infringement activities to protect our proprietary technology or other forms of fund-raising either in the debt or equity markets. None of these options are definitive and there is no guarantee we will be successful in these fund-raising efforts. In addition, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. At June 30, 2021, we had $485,000 in cash and total current liabilities of $803,000. We estimate cash will be depleted by the first quarter of 2022 unless we are able to increase revenues or raise additional capital.

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

In light of the conclusion that our internal disclosure controls were ineffective, as of June 30, 2021, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. These include the fact that the Company’s board of directors reviews the results of the Company quarterly and provides oversight concerning its results and that the Company has hired an independent consultant which provides the Company an additional layer of review and oversight as well as subject matter expertise regarding its external reporting and technical accounting matters. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of President, Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH DISCOVERY CORPORATION
Registrant

Date: August 13, 2021	By:	/s/ George H. McGovern, III
George H. McGovern, III
Chairman, Chief Executive Officer, Principal Executive Officer

HEALTH DISCOVERY CORPORATION
Registrant

Date: August 13, 2021	By:	/s/ Marty Delmonte
Marty Delmonte
President, Chief Operating Officer, Principal Financial Officer

.

