Form 10-Q
period 2021-09-30
HEALTH DISCOVERY CORP
filed 2021-11-15
CIK 1141788

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Securities registered pursuant to Section 12(g) of the Act:

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 15, 2021, was 411,711,603.

HEALTH DISCOVERY CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2021

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II -- OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES	26

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

HEALTH DISCOVERY CORPORATION

Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$270	$917
Prepaid expenses	15	15

Total current assets	285	932

Patents, net of accumulated amortization of $3,986	–	–

Total assets	$285	$932

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$425	$128
Dividends payable	207	207
Accrued interest	23	10
Convertible debt	212	212

Total current liabilities	867	557

Total liabilities	867	557

Commitments and contingencies

Shareholders’ (deficit) equity:
Series D convertible preferred stock, no par value, 90,000,000 shares authorized: 20,991,891 issued and outstanding at September 30, 2021 and December 31, 2020	217	217
Common stock, no par value, 900,000,000 shares authorized: 411,711,603 and 404,044,937 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	31,895	30,297
Accumulated deficit	(32,694)	(30,139)

Total shareholders’ (deficit) equity	(582)	375

Total liabilities and shareholders’ (deficit) equity	$285	$932

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Operations

(In thousands, except per share and share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Licensing and development revenue	$–	$–	$–	$1

Operating expenses:
Professional and consulting fees	17	38	95	230
Legal fees	271	101	572	286
Compensation	152	103	368	339
Other general and administrative expenses	54	48	1,507	533

Total operating expenses	494	290	2,542	1,388

Loss from operations	(494)	(290)	(2,542)	(1,387)

Other (expense) income, net:
Interest income	–	–	–	1
Interest expense	(5)	(5)	(13)	(6)
Change in fair value of common stock warrants liability	–	–	–	992

Other (expense) income, net	(5)	(5)	(13)	987

Net loss	$(499)	$(295)	$(2,555)	$(400)

Net loss per share:
Basic and diluted	$(0.001)	$(0.001)	$(0.006)	$(0.001)

Weighted average shares outstanding:
Basic and diluted	408,244,212	404,044,937	405,561,420	395,471,385

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of SHAREholders’ equity (deficit)

(In thousands, except share amounts) (Unaudited)

For the three months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ (Deficit)
September 30, 2021	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, June 30, 2021	20,991,891	$217	404,378,270	$31,675	$(32,195)	$(303)
Issuance of common stock pursuant to exercise of warrant	–	–	7,333,333	220	–	220
Net loss	–	–	–	–	(499)	(499)
Balance, September 30, 2021	20,991,891	$217	411,711,603	$31,895	$(32,694)	$(582)

For the three months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ (Deficit)
September 30, 2020	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, June 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,485)	$1,029
Net loss	–	–	–	–	(295)	(295)
Balance, September 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,780)	$734

For the nine months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ (Deficit)
September 30, 2021	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	20,991,891	$217	404,044,937	$30,297	$(30,139)	$375
Issuance of common stock pursuant to exercise of warrants	–	–	7,666,666	230	–	230
Stock-based compensation expense	–	–	–	1,368	–	1,368
Net loss	–	–	–	–	(2,555)	(2,555)
Balance, September 30, 2021	20,991,891	$217	411,711,603	$31,895	$(32,694)	$(582)

For the nine months ended	Series D Convertible Preferred Stock		Common Stock		Accumulated	Total Shareholders’ (Deficit)
September 30, 2020	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, December 31, 2019	–	$–	388,646,386	$28,910	$(29,380)	$(470)
Promissory note and accrued interest converted to Series D convertible preferred stock	20,991,891	217	–	–	–	217
Issuance of common stock in settlement of accrued wages	–	–	15,398,551	213	–	213
Reclassification of common stock warrants liability	–	–	–	906	–	906
Stock-based compensation expense	–	–	–	268	–	268
Net loss	–	–	–	–	(400)	(400)
Balance, September 30, 2020	20,991,891	$217	404,044,937	$30,297	$(29,780)	$734

See accompanying notes to financial statements.

HEALTH DISCOVERY CORPORATION

Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,555)	$(400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,368	268
Change in fair value of common stock warrants liability	–	(992)
Changes in operating assets and liabilities:
Prepaid expenses	–	2
Accounts payable	297	116
Accrued wages	–	(15)
Accrued interest	13	6

Net cash used in operating activities	(877)	(1,015)

Cash flows from financing activities
Proceeds from warrant exercise	230	–

Net cash provided by financing activities	230	–

Net decrease in cash	(647)	(1,015)

Cash, beginning of period	917	2,296

Cash, end of period	$270	$1,281

	Nine Months Ended September 30,
Non-cash Financing and Investing Activities	2021	2020
Conversion of debt to Series D convertible preferred stock	$–	$217

Conversion of accrued wages to common stock	$–	$213

Conversion of accrued wages to note payable	$–	$212

Reclassification of common stock warrants liability	$–	$906

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

At September 30, 2021, the Company had approximately $270,000 in cash on hand. As a result, the Company estimates cash will be depleted by the first quarter of 2022, if the Company does not generate sufficient cash to support operations.

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

For the three and nine months ended September 30, 2021 and 2020, there was no amortization charged to operations and there were no impairments to the Company’s patent assets, which are fully amortized.

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

See further discussion in Note 6 –Shareholders’ Equity (Deficit) and Note 7 – Common Stock Warrants Liability.

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

The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss, in thousands	$(499)	$(295)	$(2,555)	$(400)

Weighted average shares outstanding – basic and diluted	408,244,212	404,044,937	405,561,420	395,471,385

Loss per share – basic and diluted	$(0.001)	$(0.001)	$(0.006)	$(0.001)

Anti-dilutive shares excluded:
Shares issuable on conversion of options and warrants	163,888,841	52,255,697	130,178,176	44,639,063
Shares issuable on conversion of convertible debt	17,038,813	15,806,929	17,038,813	15,806,929
Shares issuable on conversion of Series D convertible preferred stock	20,991,891	20,991,891	20,991,891	20,991,891

During the three and nine months ended September 30, 2021, the average share price exceeded the strike or conversion price of the Company’s options and warrants. The dilutive effect of 18,144,680 and 17,494,354 options and warrants were excluded from diluted weighted average shares during the three and nine months ended September 30, 2020, respectively, because the strike or conversion price was below the average share price during the related period.

Note 4 – STOCK-BASED COMPENSATION AND OTHER EQUITY BASED PAYMENTS

As of September 30, 2021, there was no unrecognized cost related to stock option grants because the outstanding option awards either completed their vesting schedule or the option awards immediately vested. As the market closing price was $0.1798 on September 30, 2021, there was $29.4 million aggregate intrinsic value of all options and warrants outstanding and exercisable as of September 30, 2021.

In connection with their election to the Company’s Board of Directors at the Shareholder Meeting and in recognition of their continuing contributions to the Company without cash compensation, on June 29, 2021, the Company granted to Mr. William Fromholzer, Ms. Colleen Hutchinson, Mr. Ed Morrison, and Mr. James Murphy each an option to purchase 3,000,000 shares of the Company’s common stock. Additionally, the Company granted to Dr. Hong Zhang an option to purchase 5,000,000 shares of the Company’s common stock and the Company granted to Mr. George McGovern and Mr. Marty Delmonte each an option to purchase 3,000,000 shares of the Company’s common stock. These option grants are consistent with what has been granted to other board members and management of the Company. The options immediately vest, have an exercise price of $0.065 and expire on June 29, 2031. The exercise price is based upon the closing price of the Company’s common stock on the date of the option grant. The fair value of each option granted is $0.0595 and was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 0.37%, an expected life of 5 years, and volatility of 154%. The fair value of these options of $1,368,500 was charged as a non-cash expense during the second quarter of 2021.

No stock-based compensation expense was recorded in the financial statements for both the three months ended September 30, 2021, and 2020, respectively. Stock-based compensation expense recorded in the financial statements was approximately $1.4 million and $268,000 for the nine months ended September 30, 2021, and 2020, respectively.

The following schedule summarizes common stock option information as of December 31, 2020 and September 30, 2021:

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2020	63,875,000	$0.025
Granted	23,000,000	$0.065
Exercised	–	$–
Forfeited	–	$–
Outstanding and exercisable, September 30, 2021	86,875,000	$0.036

The following schedule summarizes common stock warrant information as of December 31, 2020 and September 30, 2021:

	Shares	Weighted-Average Exercise Price
Outstanding, December 31, 2020	115,983,781	$0.025
Granted	–	$–
Exercised	(7,666,666)	$(0.03)
Forfeited	–	$–
Outstanding, September 30, 2021	108,317,115	$0.024

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

For the three and nine months ended September 30, 2021, and 2020 there was no amortization charged to operations as the patents are fully amortized. Annual patent maintenance costs and annual license and renewal registration fees are expensed as period costs.

Note 6 – SHAREHOLDERS’ (DEFICIT) EQUITY

Authorized capital

At September 30, 2021 and December 31, 2020, the Company’s authorized capital consisted of 900,000,000 shares of common stock and 90,000,000 shares of preferred stock.

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

Dividends were accrued for the Series B preferred stock in the amount of $373,346 as of December 31, 2014. The Company gave the Series B holders the choice of either (1) common stock for the amount of the dividend accrued based upon the price of $0.05 per share or (2) to defer payment of the dividend in cash until the Company is able to pay, at the sole discretion of the Company. During the first quarter of 2015, $166,709 in dividends were paid with the issuance of 3,334,179 shares of common stock. The remaining accrued dividend of $206,637 is reflected as current liability as of September 30, 2021 and December 31, 2020.

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

Common Stock

In July and August 2021, the Company issued 7,333,333 shares of its common stock pursuant to warrant exercises. All of the warrants exercised had a strike price of $0.03 per share.

In June 2021, the Company issued 333,333 shares of its common stock pursuant to a warrant exercise. The warrant had a strike price of $0.03 per share.

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

At September 30, 2021 and December 31, 2020, the Company had 86,875,000 and 63,875,000 options outstanding with exercise prices ranging from $0.003 to $0.070, as well as 108,317,115 and 115,983,781 warrants outstanding with exercise prices ranging from $0.005 to $0.075, respectively.

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

In the nine months ended September 30, 2020, the Company recorded other income of $992,000 related to the reduction of the common stock warrants liability.

At September 30, 2021 and December 31, 2020, the common stock warrants liability was zero as the Company reclassified the common stock warrants liability to equity, as our shareholders approved the necessary increase in authorized share capital at our annual shareholder meeting held in May 2020. The Company now has adequate authorized shares available to meet the assumed exercise or conversion of its issued options, warrants, convertible debt and convertible preferred stock.

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

On February 27, 2021, Intel filed seven petitions for Inter Partes Review (“IPR”) of the Company’s SVM-RFE with the PTAB of the USPTO. Between September 7, 2021, and October 1, 2021, the PTAB ruled to deny an institution for four of the IPR’s and ruled to institute an IPR for three of the IPR’s. Intel has subsequently requested a rehearing from the PTAB on the IPR’s that were instituted, and those requests remain pending.

Legal fees for this matter were $254,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $459,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

As a result, on April 6, 2021, the Court issued an Order Granting Motion for Involuntary Dismissal of Plaintiff’s Complaint with Prejudice and Final Order and Judgment (the “Ruling”) against Bear. Among other findings in the Ruling, the Court found that Bear knowingly and willfully failed to participate in discovery and violated the Court’s orders. Consequently, the Court entered final judgment against Bear and in favor of the Company on all counts. In light of the Court’s ruling, the Company sought to seek reimbursement of its attorneys’ fees and costs against Bear for bringing the action. On September 15, 2021, the Court held a hearing on the matter. During this hearing, the Court ruled in favor of the Company. The Court agreed to require Bear to reimburse the Company for a portion of the legal fees incurred by the Company as a result of Bear’s willful failure violation of the Court’s orders. Legal fees for this matter were $6,000 and $9,000 for the three months ended September 30, 2021 and 2020, respectively, and $49,000 and $193,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Although the Company believes that it will ultimately be successful in its defense, there can be no assurance that the Company will be successful in its defense. Should Vennwest be successful, the outcome could have a material adverse effect on the Company. Legal fees for this matter were $11,000 and $2,000 for the three months ended September 30, 2021 and 2020, respectively, and $31,000 and $2,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued, for events requiring recording or disclosure in the September 30, 2021 financial statements. Other than disclosed earlier in these financial statements, there were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three and nine months ended September 30, 2021 and 2020, included in Part I, Item 1 of this Form 10-Q and our audited financial statements included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.

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

On February 27, 2021, Intel filed seven petitions for Inter Partes Review (“IPR”) of the Company’s SVM-RFE with the PTAB of the USPTO. Between September 7, 2021, and October 1, 2021, the PTAB ruled to deny an institution for four of the IPR’s and ruled to institute an IPR for three of the IPR’s. Intel has subsequently requested a rehearing from the PTAB on the IPR’s that were instituted, and those requests remain pending.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2021, Compared with Three and Nine Months Ended September 30, 2020

Revenue for the three and nine months ended September 30, 2021, was zero compared with zero and $1,000 for the three and nine months ended September 30, 2020, respectively.

Operating and Other Expenses

Professional and consulting fees were $17,000 for the three months ended September 30, 2021, compared with $38,000 for the three months ended September 30, 2020, and $95,000 for the nine months ended September 30, 2021, compared with $230,000 for the nine months ended September 30, 2020. The decrease was driven by lower audit fees in both the three-and nine-month periods of 2021.

Legal fees were $271,000 for the three months ended September 30, 2021, compared to $101,000 during the same period in 2020. The increase was driven by legal fees related to the Intel Matter. Legal fees were $572,000 for the nine months ended September 30, 2021, compared with $286,000 for the nine months ended September 30, 2020, due to higher expenses related to the Intel Matter, Quirk and Bear Matter, and Vennwest Matter. See further discussion of legal matters in Note 10 – Commitments and Contingencies.

Compensation consists of expenses related to officer salaries and were $152,000 for the three months ended September 30, 2021, which was higher compared to $103,000 for the three months ended September 30, 2020. Compensation expense was $368,000 for the nine months ended September 30, 2021, compared to $339,000 for the nine months ended September 30, 2020. The higher compensation included a one-time bonus awarded to the Company’s President and COO during the three months ended September 30, 2021.

Other general and administrative expenses increased to $54,000 for the three months ended September 30, 2021, compared to $48,000 for the same period in 2020, due to higher insurance expense in the current year period. Other general and administrative expenses increased to $1,507,000 for the nine months ended September 30, 2021, compared to $533,000 for the nine months ended September 30, 2020, due to higher expenses related to option awards for directors during the nine months ended September 30, 2021.

Loss from Operations for the three months ended September 30, 2021, was $494,000, compared to $290,000 for the three months ended September 30, 2020, related to the increases in expenses discussed above. Loss from operations for the nine months ended September 30, 2021, was $2.5 million compared to $1.4 million in the nine months ended September 30, 2020, due to increased operating expenses, primarily stock-based compensation, as discussed above.

Other income and expense remained $5,000 for both the three months ended September 30, 2021, and the three months ended September 30, 2020, as these expenses are related to interest expense on our promissory note. During the nine-month period ended September 30, 2021, other income and expense decreased to $13,000 from $987,000 during the nine-month period ended September 30, 2020, due to the change in fair value of common stock warrants liability. This change in fair value of common stock warrants liability was because the Company issued warrants exceeding the number of common shares available if the holders exercised the previously issued outstanding options and warrants. As our shareholders approved the increase in authorized share capital at our 2020 annual shareholder meeting held in May 2020, we reclassified the common stock warrants liability to equity as of June 30, 2020. See further discussion in Note 7 – Common Stock Warrants Liability.

Net loss for the three months ended September 30, 2021, was $499,000 compared to $295,000 for the three months ended September 30, 2020. Net loss for the nine months ended September 30, 2021, was $2.6 million compared to $400,000 for the nine months ended September 30, 2020, due primarily to higher stock-based compensation and legal fees in the current year-to-date period.

Diluted loss per share was $0.001 for both the three-month periods ended September 30, 2021 and 2020. Diluted loss per share was $0.006 for the nine-month period ended September 30, 2021, compared to diluted loss per share of $0.001 in the nine months ended September 30, 2020, due to the increase in net loss as discussed above.

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

We are pursuing licensing activity and collaborations to increase revenue. Additionally, we are evaluating options to secure funding for infringement activities to protect our proprietary technology or other forms of fund-raising either in the debt or equity markets. None of these options are definitive and there is no guarantee we will be successful in these fund-raising efforts. In addition, while the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. At September 30, 2021, we had $270,000 in cash and total current liabilities of $867,000. We estimate cash will be depleted by the first quarter of 2022 unless we are able to increase revenues or raise additional capital.

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

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our Principal Executive Officer and our President who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and President concluded that, as of the Evaluation Date, because of the Company’s internal control material weakness, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and President, as appropriate to allow timely decisions regarding required disclosure.

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

In light of the conclusion that our internal disclosure controls were ineffective, as of September 30, 2021, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. These include the fact that the Company’s board of directors reviews the results of the Company quarterly and provides oversight concerning its results and that the Company has hired an independent consultant which provides the Company an additional layer of review and oversight as well as subject matter expertise regarding its external reporting and technical accounting matters. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

HEALTH DISCOVERY CORPORATION
Registrant

Date: November 15, 2021	By:	/s/ George H. McGovern, III
George H. McGovern, III
Chairman, Chief Executive Officer, Principal Executive Officer

HEALTH DISCOVERY CORPORATION
Registrant

Date: November 15, 2021	By:	/s/ Marty Delmonte
Marty Delmonte
President, Chief Operating Officer, Principal Financial Officer

.

